Form 10-K
period 2017-12-31
Industrial Logistics Properties Trust
filed 2018-03-28
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38342
INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 617-219-1460
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of the registrant’s common shares outstanding as of March 27, 2018: 65,005,000.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET AT OUR HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	CHANGES IN THE SECURITY OF CASH FLOWS FROM OUR PROPERTIES,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•	CHANGES IN REAL ESTATE AND ZONING LAWS AND REGULATIONS, AND INTERPRETATIONS OF THOSE LAWS AND REGULATIONS, APPLICABLE TO OUR PROPERTIES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	CHANGES IN ENVIRONMENTAL LAWS OR IN THEIR INTERPRETATIONS OR ENFORCEMENT AS A RESULT OF CLIMATE CHANGE OR OTHERWISE,

•	OUR SALES OF PROPERTIES, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD

i

HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., SELECT INCOME REIT, OR SIR, AFFILIATES INSURANCE COMPANY, OR AIC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAKE OR SUSTAIN DISTRIBUTIONS ON OUR COMMON SHARES,

•
OUR ABILITY TO GROW OUR BUSINESS AND MAKE OR SUSTAIN OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY EXPECTED ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•
MOST OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT ARE PERIODICALLY RESET BASED ON THEN CURRENT FAIR MARKET VALUES. REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND OUR PREDECESSORS’ OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET OR RENEWED. ALTHOUGH WE EXPECT THAT RENTS FOR OUR HAWAII PROPERTIES WILL INCREASE IN THE FUTURE, WE CANNOT BE SURE THEY WILL. FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE OR NOT INCREASE TO THE EXTENT THEY HAVE IN THE PAST,

•	OUR POSSIBLE REDEVELOPMENT OF CERTAIN OF OUR HAWAII PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

•
WE HAVE SUBSTANTIALLY COMPLETED A 35,000 SQUARE FOOT EXPANSION OF A BUILDING ON A PROPERTY WE OWN IN OKLAHOMA. AS OF DECEMBER 31, 2017, WE EXPECTED TO SPEND AN ADDITIONAL $1.2 MILLION TO COMPLETE THIS EXPANSION. IN ADDITION, AS OF DECEMBER 31, 2017, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $0.3 MILLION WHICH EXCLUDE THE ESTIMATED $1.2 MILLION OF EXPANSION COSTS . IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT AND TENANT IMPROVEMENT COSTS. THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

•
THE UNEMPLOYMENT RATE OR ECONOMIC CONDITIONS IN AREAS WHERE OUR PROPERTIES ARE LOCATED MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES OR OTHER CONDITIONS MAY REDUCE DEMAND FOR LEASING INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER INTO NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RENTS AND OUR FINANCIAL RESULTS MAY DECLINE,

•	E-COMMERCE RETAIL SALES MAY NOT CONTINUE TO GROW AND INCREASE THE DEMAND FOR INDUSTRIAL AND LOGISTICS REAL ESTATE AS WE EXPECT,

•
OUR BELIEF THAT THERE IS A LIKELIHOOD THAT TENANTS MAY RENEW OR EXTEND OUR LEASES WHEN THEY EXPIRE WHENEVER THEY HAVE MADE SIGNIFICANT INVESTMENTS IN THE LEASED PROPERTIES, OR BECAUSE THOSE PROPERTIES MAY BE OF STRATEGIC IMPORTANCE TO THEM, MAY NOT BE REALIZED,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•
THE COMPETITIVE ADVANTAGES WE BELIEVE WE HAVE MAY NOT IN FACT PROVIDE US WITH THE ADVANTAGES WE EXPECT. WE MAY FAIL TO MAINTAIN THESE ADVANTAGES OR OUR COMPETITION MAY OBTAIN OR INCREASE THEIR COMPETITIVE ADVANTAGES RELATIVE TO US,

•	OUR INCREASED OPERATING EXPENSES AS A PUBLIC COMPANY MAY BE GREATER THAN WE EXPECT,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY MAY BE INCREASED TO UP TO $1.5 BILLION IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
OUR RIGHT TO ELECT TO HAVE INTEREST PAYABLE UNDER OUR REVOLVING CREDIT FACILITY CALCULATED AS LIBOR PLUS A PREMIUM BASED ON OUR CREDIT RATING IS SUBJECT TO OUR OBTAINING AN INVESTMENT GRADE CREDIT RATING, WHICH WE MAY NOT OBTAIN,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND THE UNUSED FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR LEVERAGE. FUTURE CHANGES IN OUR LEVERAGE MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.
EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.
STATEMENT CONCERNING LIMITED LIABILITY
THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING INDUSTRIAL LOGISTICS PROPERTIES TRUST, DATED JANUARY 11, 2018, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF INDUSTRIAL LOGISTICS PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, INDUSTRIAL LOGISTICS PROPERTIES TRUST. ALL PERSONS DEALING WITH INDUSTRIAL LOGISTICS PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF INDUSTRIAL LOGISTICS PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
2017 FORM 10-K ANNUAL REPORT

v

PART 1
Item 1. Business

Our Company

We are a real estate investment trust, or REIT, that was organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States. We intend to elect and qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2018, and to maintain such qualification thereafter.

On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or the IPO. At that time, we owned 266 properties, or our Initial Properties, with a total of approximately 28.5 million rentable square feet. Our Initial Properties were owned by Select Income REIT, or SIR, until they were contributed to us by SIR on September 29, 2017. In connection with our formation and the contribution of our Initial Properties, we (i) issued to SIR 45,000,000 of our common shares of beneficial interest, $.01 par value per share, (ii) issued to SIR a $750.0 million non-interest bearing demand note, or the SIR Note, and (iii) assumed three mortgage notes totaling $63.1 million, excluding premiums, that were secured by three of our Initial Properties. In December 2017, we obtained a $750.0 million secured revolving credit facility, and we used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14.3 million that had encumbered two of our Initial Properties. Upon the closing of the IPO, our secured revolving credit facility converted into a four year unsecured revolving credit facility, and we used substantially all of the net proceeds from the IPO to reduce amounts outstanding under our revolving credit facility. We also reimbursed SIR for costs that SIR incurred in connection with our formation and the preparation for the IPO.

As of December 31, 2017, our Initial Properties were approximately 99.9% leased to 243 tenants with a weighted average (by annualized rental revenues) remaining lease term of approximately 11.1 years. These properties consisted of 226 buildings, leasable land parcels and easements with a total of approximately 16.8 million rentable square feet that were primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 40 buildings with a total of approximately 11.7 million rentable square feet that were industrial and logistics properties located in 24 other states, or our Mainland Properties.

As of December 31, 2017, our Hawaii Properties provided 60.0% of our annualized rental revenues and our Mainland Properties provided 40.0% of our annualized rental revenues. We define the term annualized rental revenues as used in this Annual Report on Form 10-K as the annualized contractual rents, as of December 31, 2017, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1460.

Our Business and Growth Strategies

We own and lease industrial and logistics properties located throughout the United States. We believe our current properties provide a stable base of increasing income. We intend to expand our business by acquiring additional industrial and logistics properties in the United States that may benefit from the growth of e-commerce.

Internal Growth through Rent Resets, Fixed Increases in Our Current Leases and Selective Development. Many of the leases for our Hawaii Properties provide that the rents we receive are reset to fair market value periodically during the lease terms. Since our predecessors began acquiring our Hawaii Properties in December 2003, our Hawaii Properties have remained over 98.0% leased, and the periodic rent resets and lease expirations at our Hawaii Properties have resulted in significant rent increases. Because of the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for rent growth as a result of periodic rent resets and new leasing following current lease expirations. In addition to the internal rent growth which may result from our rent resets and lease expirations at our Hawaii Properties, a majority of the leases at our Mainland Properties and many leases at our Hawaii Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us. Since the leases at certain of our Hawaii Properties were originally entered, in some cases as long as 40 or 50 years ago, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we and our predecessors have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents (e.g., from industrial to retail use). Because our Hawaii Properties are currently experiencing strong demand from tenants for industrial and logistics uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity of ours in the foreseeable future; however, we may undertake such activities on a selective basis. Also, we and our predecessors have sometimes built expansions for tenants at our Mainland Properties in return for lease extensions and rent increases, and we expect to continue such activities.

External Growth through Acquisitions. Our external growth strategy is to acquire additional industrial and logistics properties that we believe will produce net operating income, or NOI, in excess of our cost of capital used to purchase the properties. We intend to grow our business by investing primarily in industrial and logistics properties that serve the growing needs of e-commerce. We believe that e-commerce sales will continue to grow, in both dollar value and as a percentage of total retail sales, and that this will create strong demand for industrial and logistics properties and rental growth for the next several years. We are focused on acquiring industrial and logistics properties that are of strategic importance to our tenants’ businesses, such as build to suit properties, strategic distribution hubs or other properties in which tenants have invested a significant amount of capital. We target occupied properties, where tenants are financially responsible for all, or substantially all, property level operating expenses, including increases with respect thereto. Because there are a limited number of industrial and logistics properties in Hawaii, we expect that most of our acquisitions will be in other states.

We believe we have two competitive advantages which may allow us to successfully implement our external growth strategy, as follows:

First, we have and expect to maintain a strong capitalization which may allow us to access reasonably priced capital throughout business cycles. As of March 27, 2018, we had approximately $350.8 million of total debt and approximately $1.4 billion of market value of common equity, and approximately $448.0 million of available borrowing capacity under our revolving credit facility.

Second, we believe we have an experienced management team to implement our growth strategies. Our executive officers have extensive experience acquiring and operating real estate. We believe our manager, The RMR Group LLC, or RMR LLC, a Maryland limited liability company, can and will provide us with an extensive array of services to assist with our acquisitions. The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc., the majority owner of RMR LLC, is an alternative asset management company that has been managing commercial real estate companies and related businesses since 1986. As of December 31, 2017, RMR LLC had $30.0 billion of real estate assets under management. Because of the experience and depth of our management, we believe we will be able to acquire industrial and logistics properties throughout the United States and successfully compete with many of our competitors.

Our Investment Policies

Our target investments include all industrial and logistics buildings in top tier markets. Outside of top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We target estimated capitalization rates of 5% - 7% for new investments. If and as market conditions change, our target investments and target estimated capitalization rates may change.

In evaluating potential property acquisitions, we consider various factors, including, but not limited to, the following:

•	the location of the property;

•	the historic and projected rents received and to be received from the property;

•	our cost of capital compared to projected returns we may realize by owning the property;

•	the experience and credit quality of the property’s tenants;

•	the industries in which the tenants operate;

•	the remaining term of the leases at the property and other lease terms;

•	the type of property (e.g., distribution facility, light industrial, etc.);

•	the tax and regulatory circumstances of the market area in which the property is located;

•	the occupancy and demand for similar properties in the same or nearby locations;

•	the construction quality, physical condition and design of the property;

•	the expected capital expenditures that may be needed at the property;

•	the price at which the property may be acquired as compared to the estimated replacement cost of the property;

•	the price at which the property may be acquired as compared to the prices of comparable properties as evidenced by recent market sales;

•	the strategic fit of the property with the rest of our portfolio; and

•	the existence of alternative sources, uses or needs for our capital.

We have no limitations on the amount or percentage of our total assets that may be invested in any one property and no limits on the concentration of investments in any one location.

Our Board of Trustees may change our acquisition and investment policies at any time without a vote of, or advance notice to, our shareholders. We may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities. We may in the future consider the possibility of entering into mergers, strategic combinations or joint ventures with other companies.

Our Disposition Policies

We generally consider ourselves to be a long term owner of our properties. We have no current plans to sell any of our properties, but we may decide to sell some of our properties in the future. We expect our decision to sell properties will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:

•	whether the property is leased and, if so, the remaining lease term and likelihood of lease renewal;

•	whether the property’s tenants are current on their lease obligations;

•	our evaluation of the property’s tenants’ abilities to pay their contractual rents;

•	our ability to identify new tenants if the property has or is likely to develop vacancies;

•	our evaluation of future rents which may be achieved from the property;

•
the potential costs associated with finding replacement tenants, including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant, and required building improvement capital, if any, all as compared to our projected returns from future rents;

•	the estimated proceeds we may receive by selling the property;

•	the strategic fit of the property with the rest of our portfolio;

•	our intended use of the proceeds we may realize from the sale of a property;

•	the existence of alternative sources, uses or needs for capital; and

•	the tax implications to us and our shareholders of any proposed disposition.

Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies

To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund acquisitions or development or redevelopment projects. Instead, we expect to repay our debts, invest in our properties or fund acquisitions, developments or redevelopments by borrowing under our revolving credit facility, issuing equity or debt securities or using retained cash from operations that may exceed distributions paid. We expect that our operating and investment activities will be financed by rents from tenants at our properties in excess of planned distributions to our shareholders and by borrowings under our revolving credit facility. As the maximum borrowing under, or the maturity of, our revolving credit facility approaches, we expect to refinance that indebtedness with equity issuances or new debt. We will decide when and whether to issue equity or new debt depending upon market conditions. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.

We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with the acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

We intend to manage our debt leverage in a way that may eventually permit us to achieve “investment grade” ratings from nationally recognized credit rating agencies such as Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC; however, we cannot be sure that we will be able to achieve investment grade ratings or when we might do so. If we are unable to achieve investment grade ratings, we believe our ability to issue reasonably priced unsecured debt may be limited.

We do not have policies limiting the amount of debt we may incur or the number or amount of mortgages that may be placed on our properties. Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Structure and Formation of Our Company

Until January 17, 2018, we were a wholly owned subsidiary of SIR. We were originally formed in 2017, and, on September 29, 2017, SIR contributed our Initial Properties to us. In connection with our formation and this contribution, we issued to SIR 45,000,000 of our common shares and the SIR Note, and we assumed three mortgage notes totaling approximately $63.1 million, as of September 30, 2017, that were secured by three of our Initial Properties with a total net book value of approximately $87.4 million. In December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14.3 million that had encumbered two of our Initial Properties with a total net book value of approximately $20.4 million. On December 29, 2017, we obtained a $750.0 million secured revolving credit facility and used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Upon the completion of the IPO, our secured revolving credit facility was converted into a four year unsecured revolving credit facility maturing on December 29, 2021. We used the net proceeds from the IPO, after deducting the underwriting discounts and commissions and estimated expenses including reimbursements by us for the costs SIR incurred in connection with our formation and the preparation for the IPO and setting aside approximately $2.0 million for working capital, to reduce the amount outstanding under our revolving credit facility. We estimate the aggregate amount of the costs for which we are obligated to reimburse SIR will not exceed $10.0 million, of which $5.7 million had been incurred by SIR as of December 31, 2017. SIR is our largest shareholder and, as of March 27, 2018, owned approximately 69.2% of our outstanding common shares.

Our only debt outstanding after the completion of the IPO were amounts due under our revolving credit facility and the remaining mortgage note that we have assumed.

Our Leases

The following provides a general description of the economic lease terms for our Initial Properties. The terms of a particular lease may vary from those described below.

Mainland Properties’ Leases. In general, our Mainland Properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Many of our Mainland Properties’ leases require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense; however, because we believe our Mainland Properties have been well maintained, we do not believe these expenses will be material to us during the remaining lease terms.

Our Mainland Properties are fully leased, and we do not expect to have many opportunities to raise rents or redevelop these properties until these leases start to expire beginning in 2019. Nonetheless, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and as these options are exercised. Also, we regularly confer with tenants at our Mainland Properties to determine if they are interested in our expanding or otherwise improving their leased properties in return for increased rents and extended terms. For example: we substantially completed the development of a 35,000 square foot expansion for the tenant at our McAlester, OK property that resulted in a lease extension from August 31, 2022 to August 31, 2027 and a rent increase of $557,824 per year for the five year period starting September 1, 2017; and we are in negotiations with a tenant at another of our Mainland Properties regarding a possible build to suit expansion of approximately 194,000 square feet, but these negotiations are ongoing and we cannot be sure that we will complete this potential build to suit expansion or what rent increases we may realize if this potential build to suit expansion is completed.

Hawaii Properties’ Leases. In general, our Hawaii Properties are subject to leases pursuant to which the tenants pay fixed annual rent on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Many of our Hawaii Properties are leased for fixed annual rents that are periodically reset based on fair market values. In some cases, the resets are based on fair market value rent and in other cases a percentage of the fair market value of the leased land. Fair market value rent reset rates are generally determined through negotiations between us and individual tenants; however, when no agreement is achieved, our Hawaii Properties’ leases require an appraisal process. In the appraisal process for land leases that are periodically reset based on fair market value rents, the appraisers are required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for land leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, usually exclusive of improvements, with such fair market value being based on the highest and best use of such land and as though unencumbered by the lease, and then the appraisers apply a rent return rate to the land value which may be set in the lease or determined by the appraisers based on market conditions.

Environmental Matters

Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we may be held liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.

In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

Our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties. However, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, the discovery of contamination or violations of environmental laws on any of our properties could lead to significant remediation costs or fines, penalties or other liabilities or obligations attributable to the tenant of that property. Such liabilities or obligations may affect a tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.

Certain of our properties are used or have been used for industrial purposes. Though we have reviewed these and our other properties for potential environmental liabilities and have established a reserve for potential costs that may be incurred as a result of environmental contamination, we cannot be sure that we have identified all potential environmental liabilities or that our reserve will be sufficient to cover any costs we may incur relating to environmental matters. Some of our properties contain, or may have contained, or are near other properties that contain, or may have contained underground storage tanks for the storage of petroleum products and other hazardous substances. The presence of such storage tanks may have resulted in or may result in the release of petroleum products or other hazardous or toxic substances onto our properties. In addition, certain of our properties are on or near other properties upon which others have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous substances which migrate to our properties.

We do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. As of December 31, 2017, we have reserved approximately $7.0 million for potential environmental liabilities arising at our properties. Our environmental reserve is based on SIR’s experience when it owned our Initial Properties. During SIR’s ownership of our Initial Properties, the reserve historically did not vary significantly from year to year and the actual historical costs to remediate certain environmental issues did not deviate significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and our prior experience and the known experience of prior owners or occupants of our properties. Environmental reserves are based on estimates which are subject to significant change and are often adjusted as remediation treatments progress, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

Further, we may be impacted by laws enacted or proposed addressing climate change and climate change may adversely affect our business. For more information regarding climate change matters and their possible adverse impact on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Impact of Climate Change” of this Annual Report on Form 10-K.

Competition

Investing in and operating real estate is a very competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Some of our competitors may have greater financial and other resources than us. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants, and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For more information, see “Risk Factors—Risks Related to Our Business—We face significant competition” in this Annual Report on Form 10-K.

Our Manager

RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. One of our current Managing Trustees, Adam Portnoy, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. He is also a director and an officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy was one of our Managing Trustees and a director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to SIR, Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, Senior Housing Properties Trust, or SNH, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; John C. Popeo, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. John C. Popeo is one of our current Managing Trustees and our President and Chief Operating Officer. In addition, our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., is a Senior Vice President of RMR LLC. Our executive officers and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.

Employees

We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of March 27, 2018, RMR LLC had over 550 full time employees in its headquarters and regional offices located throughout the United States.

Insurance

The leases for our Initial Properties generally provide that our tenants are responsible for the costs of insurance for the properties we lease to them, including for casualty, liability, fire, extended coverage and rental or business interruption losses. Under the leases for our Hawaii Properties, our tenants generally are responsible for maintaining insurance; and, under the leases for our Mainland Properties, our tenants generally are either required to reimburse us for the costs of maintaining the insurance coverage or to purchase such insurance directly and list us as an insured party. SIR participates with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. We will pay to SIR our pro rata costs of the portion of the insurance policy covering our Initial Properties for the remainder of the insurance policy. For more information, see Note 8 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Other Matters

Legislative and regulatory developments may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties. We may need to make expenditures due to changes in federal, state or local laws and regulations, or the application of these laws and regulations to our properties, including the Americans with Disabilities Act, fire and safety regulations, building codes, land use regulations or environmental regulations for containment, abatement or removal of hazardous substances. Under some of our leases, some of these costs are required to be paid or reimbursed to us by our tenants.

Internet Website

Our internet website address is www.ilptreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@ilptreit.com. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currency;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

•
a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•	a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•
an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•	an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to federal income taxation regardless of its source; or

•
a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not an entity (or other arrangement) treated as a partnership for federal income tax purposes and is not a U.S. shareholder.

If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

Immediately prior to the date we ceased to be wholly-owned by SIR, we and each of our subsidiaries were either a qualified REIT subsidiary of SIR within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes was not treated as separate from SIR under regulations issued under Section 7701 of the IRC. For this period, we and our subsidiaries were not taxpayers separate from SIR for federal income tax purposes and SIR is, pursuant to a transaction agreement between us and SIR that governs our relationship with SIR, or the Transaction Agreement, solely responsible for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit, as well as the federal income tax filings in respect of our and our subsidiaries’ operations.

Our first taxable year commenced upon the completion of the IPO and our ceasing to be wholly owned by SIR, and will end on December 31, 2018. Effective with this first taxable year, we intend to elect to be taxed as a REIT under Sections 856 through 860 of the IRC, and the discussion below assumes that we will make that election by timely filing our U.S. federal income tax return as a REIT for our 2018 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after the completion of the IPO we have been organized and have operated, and will continue to be organized and to operate, in a manner that will qualify us to be taxed as a REIT under the IRC.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends generally will not be entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. However, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate shareholders will be eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally will be treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will be generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions will include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.

Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, the Transaction Agreement, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•
We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.

•
If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

•
If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•
If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•
If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•
If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•
If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

•
Our subsidiaries that are C corporations, including any “taxable REIT subsidiaries” as defined in Section 856(l) of the IRC, or TRSs, that we form or acquire, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.

REIT Qualification Requirements

General Requirements. Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)	that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;

(4)	that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)
that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities);

(7)	that does not have (and has not succeeded to) the post-December 7, 2015 tax-free spin-off history proscribed by Section 856(c)(8) of the IRC; and

(8)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) must be met during a REIT’s first taxable year. Although we cannot be sure, we expect that we have met and will meet conditions (1) through (8) during each of the requisite periods commencing with our first taxable year, and believe that we will continue to meet these conditions in future taxable years.

To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we will in all cases be able to satisfy, and continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we intend to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.

The IRC provides that we will not automatically fail to qualify for taxation as a REIT if we do not meet conditions (1) through (7), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. This relief provision may apply to a failure of the applicable conditions even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.

We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we will be required to take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT, and we believe that each such subsidiary will so qualify at all times during which we intend for its REIT election to remain in effect. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “—Asset Tests” below. We may make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs will be exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS. Subject to the discussion below, we believe that we and each of our TRSs that we form or acquire, if any, will comply with the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect.

As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs will be taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally will not be imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation stemming from December 2017 amendments to the IRC providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, pursuant to the December 2017 amendments to the IRC, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they may generate in the future.

Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT in contexts where the services are unrelated to services for tenants of the REIT. While arrangements involving our TRSs will potentially be subject to the imposition of one or more of these restrictions or sanctions, we do not expect that we or our TRSs will be subject to these impositions.

Income Tests. There are two gross income requirements for qualification for taxation as a REIT under the IRC:

•
At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property, or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•
At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property (but excluding in all cases any gains subject to the 100% tax on prohibited transactions).

Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Similarly, for the purpose of SIR retaining its own qualification for taxation as a REIT under the IRC, SIR’s organizational documents contain similar provisions to limit concentrated ownership of beneficial positions in SIR. Furthermore, for as long as SIR owns more than 9.8% of our outstanding shares, the Transaction Agreement provides that we and SIR will limit our ownership in any tenant of the other, so that neither of us owns more than 4.9% of any such tenant, and therefore our combined ownership will remain under 10%, and also that we and SIR agree to take reasonable actions to facilitate the qualification for taxation as a REIT under the IRC of the other. Nevertheless, we cannot be sure that these provisions in our and in SIR’s organizational documents and in the Transaction Agreement will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we and SIR will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

•
There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our

TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property.” None of the rent attributable to personal property received under a lease will qualify if this 15% threshold is exceeded. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by TRSs that we may form or acquire when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by TRSs that we may form or acquire when the charges are separately stated, even if the services are not geographically customary. Accordingly, we expect that any revenues from TRS-provided services, whether the charges are separately stated or not, will qualify as “rents from real property” because the services will satisfy the geographically customary standard, because the services will be provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property (as so reduced by senior liens) will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We intend to structure our activities to avoid transactions that are prohibited transactions, or otherwise intend to conduct such activities through TRSs. We cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.

We believe that any gain from dispositions of assets that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests to the extent that such assets qualify as real property, and will not be dealer gains or subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;

•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and

•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we expect that we will satisfy the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•
Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 20% of the value of our total assets may be represented by stock or other securities of TRSs.

•	Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent that and during the period in which they would qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.

If we own a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by the real property (or the interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT. After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets. This grandfathering rule may be of limited benefit to a REIT such as us that intends to make periodic acquisitions of both qualifying and nonqualifying REIT assets. When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.

In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d)

within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.

We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.

Based on the discussion above, we expect that we will satisfy the REIT asset tests outlined above on a continuing basis beginning with the calendar quarter that will end on March 31, 2018.

Annual Distribution Requirements. In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)	the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)
the amount by which our noncash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).

The December 2017 amendments to the IRC generally limit the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Legislative history indicates that a real property trade or business includes a trade or business conducted by a corporation or a REIT. We intend to make an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our real estate investment trust taxable income.

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year. The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts.

In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. While the payment of a deficiency dividend will apply to a prior year for purposes of our REIT distribution requirements and our dividends paid deduction, it will be treated as an additional distribution to the shareholders receiving it in the year such dividend is paid.

In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.

Acquisitions of C Corporations

We may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally will be treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.

Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost. As described above and pursuant to the December 2017 amendments to the IRC, we intend to make an election to be treated as an electing real property trade or business pursuant to Section 163(j)(7)(B) of the IRC; depreciable real property (including specified improvements) held by electing real property trades or businesses must be depreciated under the alternative depreciation system under the IRC, which generally imposes a class life for depreciable real property as long as forty years. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions (for example, our initial properties contributed to us by SIR as discussed below), or that are the subject of cost segregation analyses.

The initial tax bases and depreciation schedules for the assets we held immediately after we separated from SIR depends upon whether the deemed exchange that resulted from that separation was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. Our counsel, Sullivan & Worcester LLP, is of the opinion that the deemed exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for a modest amount of gain recognized by SIR under Section 351(b) of the IRC in respect of our obligation to reimburse SIR for certain offering costs, and we have agreed with SIR to perform and will perform all of our tax reporting accordingly. This opinion is conditioned upon the assumption that the Transaction Agreement governing our separation has been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed with the SEC on November 21, 2017, as amended through the date hereof (File No. 333-221708), and upon representations made by us and SIR as to specified factual matters. Therefore, we carried over SIR’s tax basis and depreciation schedule in each of the assets that we received from SIR, as adjusted by the gain SIR recognized under Section 351(b) of the IRC in the deemed exchange. This conclusion regarding the applicability of Sections 351(a), 351(b) and 357(a) of the IRC is dependent upon favorable determinations with regard to each of the following three issues: (a) Section 351(e) of the IRC did not apply to the deemed exchange, or else it would have disqualified the deemed exchange from Section 351(a) and 351(b) treatment altogether; (b) Section 357(a) of the IRC rather than Section 357(b) of the IRC applied to the deemed exchange, or else the liabilities assumed by us from SIR in the deemed exchange would have been taxable consideration (up to the amount of actual realized gains) to SIR; and (c) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our pre-transaction distributions paid to SIR as a taxable sale by SIR for cash. We cannot be sure that the IRS or a court would reach the same conclusion.

If, contrary to our belief and the opinion of our counsel, the deemed exchange was taxable to SIR because Section 351(a), 351(b) or 357(a) of the IRC did not apply, then we would be treated as though we acquired our initial assets from SIR in a mostly or fully taxable acquisition, thereby acquiring aggregate tax bases in our assets at such deemed acquisition cost, which would be greater than the amount that would have otherwise carried over from SIR but also very possibly depreciable over longer depreciable lives. In that event, our aggregate depreciation deductions for our first taxable year and many taxable years thereafter may be lower than we are anticipating from a carryover transaction. If the IRS were to successfully challenge our reported depreciation methods and the associated tax reporting, then, including for purposes of qualifying for taxation as a REIT, we could be required to amend our tax reports, including those sent to our shareholders, or could be required to pay deficiency dividends, including the associated interest charge, as discussed above.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of our facilities must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”

A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally will not be eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally will be taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long-term capital gains, if any, recognized on the disposition of our shares;

(2)
our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate income taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)
each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.

If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any qualified dividend income and any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends will be eligible for the dividends received deduction for corporate shareholders.

If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends we paid on such shares during the holding period.

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax, including the applicability of the deduction-without-outlay mechanism of Section 199A of the IRC to the calculation of their net investment income.

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions that will be allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified

REIT dividends received from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt U.S. Shareholders

The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.

Taxation of Non-U.S. Shareholders

The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as Nasdaq. Although we cannot be sure, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.

Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.

For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.

Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 21% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.

Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.

First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (and any future outstanding equity that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during a specified testing period, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. Under these rules and for as long as SIR remains our majority shareholder, we expect to be treated as a “domestically controlled” REIT if SIR itself is treated as a “domestically controlled” REIT. For these purposes, we believe that the statutory ownership presumptions apply to validate SIR’s status as a “domestically controlled” REIT and therefore our own status as a “domestically controlled” REIT. Accordingly and in reliance on SIR’s status as “domestically controlled”, we believe that we are and will remain a “domestically controlled” REIT.

If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a “domestically controlled” REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Information Reporting, Backup Withholding, and Foreign Account Withholding

Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. If a shareholder is subject to backup or other U.S. federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the applicable withholding agent may collect the amount of U.S. federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.

Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•	provides the U.S. shareholder’s correct taxpayer identification number;

•
certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•	certifies that it is a U.S. citizen or other U.S. person.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number and appropriate certifications on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares will generally be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form. Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form. Even without having executed an applicable IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC and administrative guidance thereunder), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally will apply to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, both technical corrections legislation and administrative guidance may someday be enacted or promulgated in response to the substantial December 2017 amendments to the IRC. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, the IRC and similar provisions to those described below under applicable foreign or state law, individually and collectively, impose certain duties on persons who are fiduciaries of any employee benefit plan subject to Title I of ERISA, or an ERISA Plan, or an individual retirement account or annuity, or an IRA, a Roth IRA, a tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), a Keogh plan or other qualified retirement plan not subject to Title I of ERISA, each a Non-ERISA Plan. Under ERISA and the IRC, any person who exercises any discretionary authority or control over the administration of, or the management or disposition of the assets of, an ERISA Plan or Non-ERISA Plan, or who renders investment advice for a fee or other compensation to an ERISA Plan or Non-ERISA Plan, is generally considered to be a fiduciary of the ERISA Plan or Non-ERISA Plan.

Fiduciaries of an ERISA Plan must consider whether:

•	their investment in our shares or other securities satisfies the diversification requirements of ERISA;

•	the investment is prudent in light of possible limitations on the marketability of our shares;

•	they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and

•	the investment is otherwise consistent with their fiduciary responsibilities.

Fiduciaries of an ERISA Plan may incur personal liability for any loss suffered by the ERISA Plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the ERISA Plan on account of a violation. Fiduciaries of any Non-ERISA Plan should consider that the Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument and applicable law.

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA Plan or Non-ERISA Plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by the arrangements generally or any particular arrangement, or that the investment is appropriate for arrangements generally or any particular arrangement.

Prohibited Transactions

Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or his beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.

“Plan Assets” Considerations

The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.

Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

•
any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

•
any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

•	any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•	any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe are material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations, liquidity, prospects or ability to make or sustain distributions to our shareholders could be adversely affected and the value of our securities could decline. Investors and prospective investors should consider the risks described below, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.

Risks Related to Our Business

Our investments are and will be concentrated in industrial and logistics properties.

Our properties are substantially all industrial and logistics properties and we intend to acquire similar additional properties. The market demand to lease industrial and logistics properties generally reflects conditions in the U.S. economy. If the general economy slows, the demand to lease industrial and logistics properties will be reduced and the value of our common shares may decline. Because we expect to be concentrated in industrial and logistics properties, the adverse impact of cyclical economic conditions affecting industrial and logistics properties may have a greater impact on the value of our common shares than if we were invested in several different types of properties, including residential, office or other properties, in addition to industrial and logistics properties.

The development of new industrial and logistics properties may exceed any increase in demand for such properties.

The current strong demand for industrial and logistics properties is encouraging new development of such properties. If the development of new industrial and logistics properties exceeds the increase in demand for such properties, our existing properties may be unable to successfully compete for tenants with newer developed buildings, our income may decline and the value of our common shares may decline.

Increasing interest rates may adversely affect us.

Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by 125 basis points, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

•
Amounts outstanding under our revolving credit facility require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

We may be unable to lease our properties when our leases expire.

Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.

We may experience declining rents or incur significant costs to renew our leases with current tenants or lease our properties to new tenants.

When rents are reset under the leases at our Hawaii Properties, the rents may decline. When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our Mainland Properties have been specially designed for the particular businesses of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.

A significant number of our properties are located on the island of Oahu, HI, and we are exposed to risks as a result of this geographic concentration.

A significant number of our properties are located on the island of Oahu, HI. This geographic concentration creates risks. For example, Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, which could cause damage to our properties, affect our Hawaii tenants’ ability to pay rent to us and cause the value of our properties and our securities to decline.

Current government policies regarding interest rates and trade policies may cause a recession.

The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, and may cause the values of our properties and of our securities to decline.

Substantially all of our properties are leased to single tenants which may subject us to greater risks of loss than if each of our properties had multiple tenants.

Substantially all of our rental revenues from our properties as of December 31, 2017 were from properties leased to single tenants. The value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.

Our business depends upon our tenants satisfying their lease obligations to us, which depends, to a large degree, on our tenants’ abilities to successfully operate their businesses.

The value of our business and the value of our common shares are dependent, in part, on our tenants’ abilities to meet their lease obligations to us. The financial capacities of our tenants may be adversely affected by factors over which we have no control. In particular, two subsidiaries of Amazon.com, Inc. together contribute approximately 10.3% of our annualized rental revenues, under three separate leases, which are guaranteed by Amazon.com, Inc., as of December 31, 2017. The inability of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.

Bankruptcy law may adversely impact us.

The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant’s lease. If a tenant becomes bankrupt, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent, may not be paid in full.

Many of our tenants do not have credit ratings.

The majority of our tenants are not rated by any nationally recognized credit rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations than that of a rated tenant. Moreover, tenants may be rated when we enter leases with them but their ratings may be later lowered or terminated during the term of the leases. Because we have many unrated tenants, we may experience a higher percentage of tenant defaults than landlords who have a higher percentage of highly rated tenants.

When we reset rents, renew leases or lease to new tenants at our Hawaii Properties, our rents may decrease, and our ability to increase rents may be limited in the future by government action.

Approximately 35% of our Hawaii Properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. Our ability to increase rents when rent resets occur will depend upon then prevailing market conditions, which are beyond our control. While rent resets involving our Hawaii Properties have, in the aggregate, resulted in rent increases during the period of our, SIR’s and SIR’s predecessor’s ownership, in some instances rent resets have resulted in rent decreases. Accordingly, the historical increases achieved from rent resets involving our Hawaii Properties may not be repeated in the future.

In 2009, the Hawaii state legislature enacted legislation that would have limited rent increases at certain of our Hawaii Properties. In May 2010, the U.S. District Court in Hawaii ruled that this legislation violated the U.S. Constitution and was unenforceable. In October 2010, SIR’s predecessor entered a settlement agreement with Hawaii pursuant to which Hawaii’s appeal of this decision was dismissed with prejudice in return for the agreement by SIR’s predecessor not to pursue collection of its attorneys’ fees from Hawaii. The Hawaii state legislature may in the future adopt laws to limit rent increases at our Hawaii Properties, and, even if we are successful in challenging such laws, the cost of doing so may be significant.

REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.

We intend to elect and qualify for taxation as a REIT under the IRC. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

We may be unable to grow our business by acquisitions of additional properties.

Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies;

•	our long term cost of capital;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•
we do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents from properties that we acquire may decline during our ownership;

•
property operating costs for our acquired properties may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired properties not yielding expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.

Future leases may require us to pay property operating costs.

While our properties are generally leased to tenants that are financially responsible to pay or reimburse us for all, or substantially all, increases in property level operating and maintenance expenses, many industrial and logistics properties do not utilize this lease structure. In the future, we may enter into new leases or acquire properties subject to leases that make us responsible for property level operating costs; and we may be adversely affected if such costs increase.

We face significant competition.

We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.

We also face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge.

Ownership of real estate is subject to environmental risks.

Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we may be liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.

In addition, we believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

Environmental liabilities could adversely affect our financial condition and result in losses.

Our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties. However, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. Further, in the Transaction Agreement, we have agreed to indemnify SIR for any environmental conditions at the properties SIR contributed to us in connection with the IPO.

We do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. As of December 31, 2017, we had reserved approximately $7.0 million for potential environmental liabilities arising at our properties. However, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination.

Ownership of real estate is subject to climate change risks.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, including some of our Hawaii Properties, which may have an adverse effect on individual properties we own. Also, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause operating costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.

Real estate ownership creates risks and liabilities.

In addition to the risks discussed above, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	current and future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	liabilities and litigations arising from injuries on our properties or otherwise incidental to the ownership of our properties.

We have debt and we may incur additional debt.

As of December 31, 2017, our consolidated indebtedness was $799.4 million and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 53.8%, and we had no availability for borrowing under our $750.0 million revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, includes a feature under which the maximum borrowing availability may be increased to up to $1.5 billion in certain circumstances.

We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient to meet required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to obtain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.

If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may fail to comply with the terms of our credit agreement, which could adversely affect our business and may prevent our making distributions to our shareholders.

Our credit agreement includes various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement requires us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon the net rental income we receive from our properties. If the occupancy at our properties declines or if our rents decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.

If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties. If we default under our revolving credit facility, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement.

Insurance may not adequately cover our losses.

The tenants at our properties are generally responsible for the costs of insurance, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, might not provide adequate insurance to cover our losses.

Real estate construction and redevelopment creates risks.

We may develop new properties or redevelop some of our existing properties as the existing leases expire, as our tenants’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the value of our securities.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. These expenditures may have an adverse impact on our financial results and the value of our securities.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. There can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

RMR LLC relies on information technology and systems in its operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

RMR LLC relies on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If RMR LLC experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, RMR LLC became aware that it had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account. We were not involved in that transaction and we did not incur any loss from that transaction; however, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to our assets. The cybersecurity risks to RMR LLC, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s or our operations, or to safeguard RMR LLC’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s operations, damage RMR LLC’s reputation, cause RMR LLC to be in default of material contracts and subject RMR LLC to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.

The reduced disclosure requirements applicable to us as an “emerging growth company” may make our common shares less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the IPO. If some investors find our common shares less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common shares, and the trading price of our common shares may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions. We cannot predict if investors will find our common shares less attractive because we rely on the JOBS Act exemptions.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board adopted new accounting rules to be effective for fiscal years ending after December 2018, which will require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, these rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.

Risks Related to Our Relationships with SIR, RMR Inc. and RMR LLC
SIR owns 69.2% of our common shares. As a result, investors in our securities will have less influence over our business than shareholders of most other publicly owned companies.

As of the date of this Annual Report on Form 10-K, SIR owned 69.2% of our outstanding common shares. For as long as SIR retains a significant ownership of our common shares, SIR may be able to elect all of the members of our Board of Trustees, including our Independent Trustees, and may effectively control the outcome of all shareholder actions and, through our Board of Trustees, determinations with respect to our management, business plans and policies, including:

•
our acquisition or disposition of assets, financing activities and plans, capital structure, distributions on our common shares, corporate policies and the appointment and removal of our officers, among others;

•	determinations with respect to mergers and other business combinations; and

•	the number of common shares available for issuance under our equity compensation plan.

SIR’s majority ownership in us may discourage transactions involving a change of control of us, including transactions in which holders of our common shares might otherwise receive a premium for their common shares over the then current market price.

SIR’s sale of some or all of its ownership stake in us, acquisition of additional shares of us and speculation about any such possible transactions may adversely affect the market price of our common shares.

After July 10, 2018, SIR will not be prohibited from selling some or all of our common shares it owns or purchasing additional common shares of ours, subject to applicable requirements of the federal securities laws. Speculation by the press, stock analysts, our shareholders or others regarding SIR’s intention with respect to its investment in us could adversely affect the market price of our common shares. So long as SIR continues to retain significant ownership in us, the market price of our common shares may be adversely impacted.

We are dependent upon RMR LLC to manage our business and implement our growth strategy.

We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with SIR and RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.

Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC.

RMR LLC is a majority owned subsidiary of RMR Inc. ABP Trust is the controlling shareholder of RMR Inc. One of our Managing Trustees, Adam Portnoy, is the sole trustee of, and owns beneficial interest in, ABP Trust. Our former Managing Trustee, Barry Portnoy, served as a trustee and owned a majority of the beneficial interest in ABP Trust until his death on February 25, 2018. Adam Portnoy is a managing director and an officer and, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is an officer of RMR LLC. Adam Portnoy, as the sole trustee of ABP Trust, beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. RMR LLC or its subsidiaries also act as the manager for SIR and four other Nasdaq listed REITs: GOV, which primarily owns properties that are majority leased to government tenants and office properties in the metropolitan Washington, D.C. market area that may also be leased to private sector tenants; HPT, which owns hotels and travel centers; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC or its subsidiaries also provide services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, convenience stores and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. An affiliate of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which primarily invests in securities of REITs that are not managed by RMR LLC.

Each of our executive officers is also an officer of RMR LLC, including one of our current Managing Trustees and our President and Chief Operating Officer, John Popeo, who is also the chief financial officer and treasurer of SIR. Because our executive officers have duties to RMR LLC, and John Popeo has duties to SIR, as well as to us, we do not have their undivided attention. They may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC provides services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.

In addition to their investments in RMR Inc. and RMR LLC, our current and former Managing Trustees hold equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies, including us, have significant cross ownership interests, including, for example: as of February 23, 2018, Adam Portnoy, one of our current Managing Trustees, and Barry Portnoy, our former Managing Trustee, owned, directly or indirectly, in aggregate 36.4% of Five Star’s outstanding common stock, 1.8% of GOV’s outstanding common shares, 1.5% of HPT’s outstanding common shares, 1.9% of SIR’s outstanding common shares, 1.3% of SNH’s outstanding common shares and 10.7% of RIF’s outstanding common shares; SIR owns 69.2% of our outstanding common shares; GOV owns 27.8% of SIR’s outstanding common shares; HPT owns 8.6% of TA’s outstanding common shares; SNH owns 8.4% of Five Star’s outstanding common stock; and Tremont Realty Advisors LLC, a wholly owned subsidiary of RMR LLC, owns 19.2% of TRMT’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, our Managing Trustees and other RMR LLC personnel, including our executive officers, and give rise to conflicts of interest or the appearance of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiaries. We cannot be sure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.

Our management agreements were not negotiated on an arm’s length basis and their fee structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.

As a result of our relationships with RMR LLC, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical cost of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we pay RMR LLC substantial base management fees regardless of our financial results. RMR LLC’s entitlement to a base management fee might reduce its incentive to devote its time and effort to seeking investments that provide attractive returns for us.

The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.

The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the then remaining term, which depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.

Our management arrangements with RMR LLC may discourage a change of control of us.

Our management agreements with RMR LLC have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee. For these reasons, our management agreements with RMR LLC may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with SIR, RMR Inc., RMR LLC, the other businesses and entities to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies may recommend that shareholders withhold votes for the election of our Trustee nominees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder other than SIR and RMR LLC and their affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

•
required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;

•	limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

•	limitations on the ability of our shareholders to remove our Trustees; and

•
the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares.

Our rights and the rights of our shareholders to take action against our Trustees and officers are limited.

Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our declaration of trust and indemnification agreements require us, to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.

Disputes with RMR LLC and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that certain actions by our shareholders against us or against our Trustees and officers, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation in courts against RMR LLC or our Trustees and officers for disputes referred to arbitration in accordance with our bylaws. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.

Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager or agents.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Risks Related to Our Taxation

Our failure to qualify or to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.

We intend to elect and qualify for taxation as a REIT under the IRC commencing with our taxable year ending December 31, 2018 and to maintain that qualification thereafter. As a REIT, we generally will not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that will allow us to qualify and continue to qualify for taxation as a REIT under the IRC, pending our timely election with our first REIT income tax return. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.

Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we fail to qualify or to remain qualified for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”

Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.

Even if we qualify and remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes could decrease our cash available for distribution to our shareholders.

Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.

The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify or to remain qualified for taxation as a REIT or the tax consequences of such qualification.

In addition, December 2017 legislation has made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require the issuance of administrative guidance in order to assess their effect. There may be a substantial delay before such guidance is promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our shareholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.

Risks Related to Our Securities

Our distributions to our shareholders may decline.

We intend to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of distributions will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, including Hawaii, requirements of the IRC to qualify for taxation as a REIT and restrictions under the laws of Maryland.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.

Changes in market conditions could adversely affect the value of our securities.

As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:

•	the extent of investor interest in our securities;

•
the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	national economic conditions;

•	changes in tax laws;

•	changes in our credit ratings; and

•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by 125 basis points, and there are some market expectations that market interest rates will rise further in the near to intermediate term. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions or to repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we owned 266 properties located in 25 states containing approximately 28.5 million rentable square feet, including 226 buildings, leasable land parcels and easements located on the island of Oahu, HI containing approximately 16.8 million rentable square feet and 40 buildings located in 24 states throughout the continental United States containing approximately 11.7 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands.

The following table provides certain information about our properties as of December 31, 2017 (dollars in thousands):

		Undepreciated	Depreciated	Annualized
	Number of	Carrying	Carrying	Rental
State	Properties	Value (1)	Value (1)	Revenues
AR	1	$4,385	$4,131	$465
CO	4	28,690	26,881	2,810
CT	2	15,513	13,616	1,787
FL	1	1,895	1,193	259
HI	226	629,992	613,583	93,441
IA	3	42,029	35,583	4,161
ID	1	4,746	4,436	370
IL	2	4,402	4,169	615
LA	2	15,818	14,840	1,396
MD	1	76,328	71,112	5,863
MI	1	43,229	40,269	2,184
MN	1	2,237	2,081	183
MO	1	2,059	1,923	189
NC	1	2,014	1,904	199
ND	1	3,923	3,688	310
NE	1	10,718	10,097	1,094
NJ	2	71,637	66,989	5,688
NV	1	18,700	17,415	1,489
NY	1	11,284	10,534	1,089
OH	5	77,551	69,182	8,265
OK	1	6,912	6,716	787
SC	2	99,818	92,971	7,685
TN	2	75,457	70,600	6,398
UT	1	8,413	7,909	1,122
VA	2	85,852	77,166	7,795
Total	266	$1,343,602	$1,268,988	$155,644

(1)	Excludes the value of real estate intangibles.

At December 31, 2017, one of our properties with a net book value of $66.6 million had a secured mortgage note we assumed in connection with our acquisition of the property. The aggregate principal amount outstanding under the mortgage note as of December 31, 2017 was $48.8 million. The mortgage note is non-recourse, subject to certain limited exceptions and does not contain any material financial covenants.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on Nasdaq (symbol: ILPT) beginning on January 12, 2018.

The closing price of our common shares on Nasdaq on March 27, 2018, was $20.87 per common share. As of March 27, 2018, there were seven shareholders of record of our common shares.

We currently intend to pay regular quarterly distributions to our shareholders. Our expected regular quarterly distribution rate is $0.33 per common share. We intend to pay a pro rata initial distribution with respect to the period commencing with the IPO and ending March 31, 2018. Our first regular distribution is expected to be for the period beginning on April 1, 2018 and ending on June 30, 2018. We intend to maintain this distribution rate for at least 12 months following the IPO unless our actual or anticipated results of operations, cash flows or financial position, economic or market conditions or other factors differ materially from the assumptions used in our estimate. However, the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, economic conditions, requirements in the IRC to qualify for taxation as a REIT, restrictions under Maryland law and our expected needs for availability of cash to pay our obligations. Therefore, we cannot be sure that we pay distributions in the future or that the amount of any distributions that we do pay will not decrease.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the years ended December 31, 2017, 2016 and 2015, and the balance sheet information as of December 31, 2017, 2016 and 2015, have been derived from the financial statements of SIR, as such information was allocated to us in connection with the preparation of our financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except for per share data.

	Year Ended December 31,
	2017	2016	2015
Operating information:
REVENUES:
Rental income	$134,826	$132,518	$128,302
Tenant reimbursements and other income	21,680	20,792	19,589
Total revenues	156,506	153,310	147,891

EXPENSES:
Real estate taxes	17,868	17,204	16,316
Other operating expenses	10,913	10,593	8,478
Depreciation and amortization	27,315	27,074	25,285
Acquisition and transaction related costs	1,025	35	15,291
General and administrative	16,799	9,200	8,745
Total expenses	73,920	64,106	74,115

Operating income	82,586	89,204	73,776

Interest expense	(2,439)	(2,262)	(2,092)
Income before income tax expense	80,147	86,942	71,684
Income tax expense	(44)	(44)	(44)
Net income	$80,103	$86,898	$71,640

Weighted average common shares outstanding—basic and diluted	45,000	45,000	45,000

Net income per common share—basic and diluted	$1.78	$1.93	$1.59

	As of December 31,
	2017	2016	2015
Balance sheet information:
Total real estate investments (before depreciation) (1)	$1,343,602	$1,336,728	$1,335,363
Total assets	$1,411,683	$1,422,335	$1,443,217
Total indebtedness, net	$799,427	$64,269	$64,577
Total shareholder's equity	$562,208	$1,313,185	$1,334,170

(1)	Excludes the value of real estate intangibles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

As of December 31, 2017, we owned 266 properties with approximately 28.5 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 40 buildings with approximately 11.7 million rentable square feet located in 24 other states. As of December 31, 2017, our properties were approximately 99.9% leased (based on rentable square feet) to 243 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 11.1 years.

Property Operations

As of December 31, 2017, 99.9% of our rentable square feet was leased, compared to 99.2% of our rentable square feet as of December 31, 2016. Occupancy data for our properties as of December 31, 2017 and 2016 is as follows (square feet in thousands):

	All Properties
	As of December 31,
	2017	2016
Total properties	266	266
Total rentable square feet (1)	28,540	28,505
Percent leased (2)	99.9%	99.2%

(1)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(2)
Percent leased includes (a) space being fitted out for occupancy pursuant to existing leases as of December 31, 2017, if any, and (b) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average annualized effective rental rates per square foot, as defined below, for our properties for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Average annualized effective rental rates per square foot leased (1)	$5.52	$5.42

(1)	Average annualized effective rental rates per square foot leased represents total revenues during the period specified divided by the average rentable square feet leased during the period specified.

During the year ended December 31, 2017, we entered lease renewals and new leases for approximately 963,000 square feet at weighted average rental rates (per square foot) that were approximately 17.6% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). Consolidated portfolio occupancy during this annual period increased from 99.2% as of December 31, 2016 to 99.9% as of December 31, 2017. The weighted average lease term per square foot for leases that were in effect for the same land area or building area during the prior lease term, which included commencement dates beginning in December 2003, was 13.6 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the year ended December 31, 2017 totaled $1.3 million, or $0.10 per square foot per year of the new weighted average lease term. Also, during the year ended December 31, 2017, we completed six rent resets at our Hawaii Properties for approximately 306,000 square feet of land, at rental rates that were approximately 41.5% higher than the prior rental rates.

As shown in the table below, approximately 1.2% of our rented square feet and approximately 1.0% of our total annualized rental revenues as of December 31, 2017 are included in leases scheduled to expire by December 31, 2018. As of December 31, 2017, our lease expirations by year are as follows (dollars and square feet in thousands):

							Cumulative
			% of Total	Cumulative %	Annualized	% of	% of
		Rented	Rented	of Total Rented	Rental	Annualized	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Rental Revenues	Rental Revenues
Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2018	19	332	1.2%	1.2%	$1,519	1.0%	1.0%
2019	16	1,534	5.4%	6.6%	4,432	2.8%	3.8%
2020	19	849	3.0%	9.6%	4,293	2.8%	6.6%
2021	18	1,207	4.2%	13.8%	6,798	4.4%	11.0%
2022	63	2,762	9.7%	23.5%	20,866	13.4%	24.4%
2023	18	1,538	5.4%	28.9%	11,609	7.5%	31.9%
2024	12	4,750	16.6%	45.5%	15,668	10.1%	42.0%
2025	10	623	2.2%	47.7%	3,088	2.0%	44.0%
2026	3	637	2.2%	49.9%	3,502	2.2%	46.2%
2027	10	4,881	17.1%	67.0%	23,820	15.3%	61.5%
Thereafter	81	9,420	33.0%	100.0%	60,049	38.5%	100.0%
Total	269	28,533	100.0%		$155,644	100.0%

Weighted average remaining lease term (in years)		10.4			11.1

(1)
Rented square feet is pursuant to existing leases as of December 31, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of December 31, 2017, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

				% of Total	% of
			Rented	Rented	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Sq. Ft. (1)	Revenues
1.	Amazon.com.dedc, LLC / Amazon.com.kydc LLC	Mainland Industrial	3,048	10.7%	10.3%
2.	Restoration Hardware, Inc.	Mainland Industrial	1,195	4.2%	3.8%
3.	Federal Express Corporation / FedEx Ground Package System, Inc.	Mainland Industrial	674	2.4%	3.7%
4.	American Tire Distributors, Inc.	Mainland Industrial	722	2.5%	3.2%
5.	Par Hawaii Refining, LLC	Hawaii Land and Easement	3,148	11.0%	2.8%
6.	Servco Pacific Inc.	Hawaii Land and Easement	537	1.9%	2.3%
7.	Shurtech Brands, LLC	Mainland Industrial	645	2.3%	2.2%
8.	BJ's Wholesale Club, Inc.	Mainland Industrial	634	2.2%	2.2%
9.	Safeway Inc.	Hawaii Land and Easement	146	0.5%	2.1%
10.	Exel Inc.	Mainland Industrial	945	3.3%	2.0%
11.	Trex Company, Inc.	Mainland Industrial	646	2.3%	1.9%
12.	Avnet, Inc.	Mainland Industrial	581	2.0%	1.9%
13.	Manheim Remarketing, Inc.	Hawaii Land and Easement	338	1.2%	1.7%
14.	Coca-Cola Bottling of Hawaii, LLC	Hawaii Land and Easement	351	1.2%	1.6%
15.	A.L. Kilgo Company, Inc.	Hawaii Land and Easement	310	1.1%	1.5%
16.	The Net-A-Porter Group LLC	Mainland Industrial	167	0.6%	1.5%
17.	General Mills Operations, LLC	Mainland Industrial	158	0.6%	1.4%
18.	Honolulu Warehouse Co., Ltd.	Hawaii Land and Easement	298	1.0%	1.4%
19.	AES Hawaii, Inc.	Hawaii Land and Easement	1,242	4.4%	1.2%
20.	Bradley Shopping Center Company	Hawaii Land and Easement	334	1.2%	1.1%
21.	Warehouse Rentals Inc.	Hawaii Land and Easement	278	1.0%	1.1%
22.	Kaiser Foundation Health Plan, Inc.	Hawaii Land and Easement	217	0.8%	1.1%
23.	The Toro Company	Mainland Industrial	450	1.6%	1.1%

	Total		17,064	60.0%	53.1%

(1)
Rented square feet is pursuant to existing leases as of December 31, 2017, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. We generally will seek to renew or extend the terms of leases at our Mainland Properties when they expire. Because of the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases when they expire. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties.

Hawaii Properties. Approximately 60.0% of our annualized rental revenues as of December 31, 2017 were derived from our Hawaii Properties. As of December 31, 2017, a significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five or ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, new leases and rental rates for which available space may be relet at our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our prior experience with new leases and rent resets in Hawaii, our ability to increase rents when rents reset or leases expire depends upon market conditions which are beyond our control.

Most of our Hawaii Properties are leased for rents that are periodically reset based on their current fair market values, generally every five to ten years. The following chart shows the annualized rental revenues as of December 31, 2017 scheduled to reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of December 31, 2017
Scheduled to Reset
2018	$1,932
2019	10,903
2020	2,500
2021 and thereafter	17,299
Total	$32,634

Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

Since the leases at certain of our Hawaii Properties were originally entered, in some cases as long as 40 or 50 years ago, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we and our predecessors have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents. Because our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity of ours in the foreseeable future; however, we may undertake such activities on a selective basis.

Tenant Review Process. Our manager, RMR LLC, employs a tenant review process substantially similar to the process it employs for SIR. RMR LLC assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.

Investment Activities (dollars in thousands)

In January 2017, we acquired a land parcel located in McAlester, OK for $226, excluding $55 of acquisition related costs, which is adjacent to a property we own that includes an existing building leased to FedEx Ground Package System, Inc. We substantially completed the development of a 35,000 square foot expansion of the existing building, and the lease with respect to the expansion became effective September 1, 2017.

For more information regarding our investment activities, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Activities (dollars in thousands)

On December 29, 2017, we obtained a $750,000 secured revolving credit facility. Upon the completion of the IPO, the secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Following the IPO, borrowings under our revolving credit facility are available for our general business purposes, including acquisitions. We have the option to extend the maturity date of our revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that will vary based on our leverage ratio. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Our credit agreement also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances.

On January 17, 2018, we completed the IPO, in which we issued 20,000,000 of our common shares for net proceeds of approximately $435,900, after deducting the underwriting discounts and commissions and estimated expenses including reimbursements to SIR for the costs it incurred in connection with our formation and the preparation for the IPO.

In connection with our formation, in September 2017, among other things, SIR contributed to us 266 properties (approximately 28.5 million rentable square feet) and we issued a $750,000 demand note to SIR. We also assumed three mortgage notes totaling $63,069, as of September 30, 2017, that were secured by three of our properties. In December 2017, we obtained a $750,000 secured revolving credit facility, and we used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling $14,319 that had encumbered two of our Initial Properties. Upon the closing of the IPO, our secured revolving credit facility converted into a four year unsecured revolving credit facility, and we used substantially all of the net proceeds from the IPO to reduce amounts outstanding under our revolving credit facility. We also reimbursed SIR for costs that it incurred in connection with our formation and the preparation for the IPO.

For more information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016 (dollars and share amounts in thousands, except per share data)

	Year Ended December 31,
			$	%
	2017	2016	Change	Change
Revenues:
Rental income	$134,826	$132,518	$2,308	1.7%
Tenant reimbursements and other income	21,680	20,792	888	4.3%
Total revenues	156,506	153,310	3,196	2.1%

Operating expenses:
Real estate taxes	17,868	17,204	664	3.9%
Other operating expenses	10,913	10,593	320	3.0%
Total operating expenses	28,781	27,797	984	3.5%

Net operating income (1)	127,725	125,513	2,212	1.8%

Other expenses:
Depreciation and amortization	27,315	27,074	241	0.9%
Acquisition and transaction related costs	1,025	35	990	2,828.6%
General and administrative	16,799	9,200	7,599	82.6%
Total other expenses	45,139	36,309	8,830	24.3%
Operating income	82,586	89,204	(6,618)	(7.4)%
Interest expense	(2,439)	(2,262)	(177)	7.8%
Income before income tax expense	80,147	86,942	(6,795)	(7.8)%
Income tax expense	(44)	(44)	—	0.0%
Net income	$80,103	$86,898	$(6,795)	(7.8)%

Weighted average common shares outstanding - basic and diluted	45,000	45,000	—	0.0%

Net income per common share - basic and diluted	$1.78	$1.93	$(0.15)	(7.8)%

Reconciliation of Net Income to NOI (1):
Net income	$80,103	$86,898
Income tax expense	44	44
Income before income tax expense	80,147	86,942
Interest expense	2,439	2,262
Operating income	82,586	89,204
General and administrative	16,799	9,200
Acquisition and transaction related costs	1,025	35
Depreciation and amortization	27,315	27,074
NOI	$127,725	$125,513

NOI:
Hawaii Properties	$73,155	$71,332
Mainland Properties	54,570	54,181
NOI	$127,725	$125,513

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (2):	2017	2016
Net income	$80,103	$86,898
Plus: depreciation and amortization	27,315	27,074
FFO	107,418	113,972
Plus: acquisition and transaction related costs	1,025	35
Normalized FFO	$108,443	$114,007

FFO per common share - basic and diluted	$2.39	$2.53
Normalized FFO per common share - basic and diluted	$2.41	$2.53

(1)
The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income and operating income as presented in our consolidated statements of comprehensive income. Other real estate companies and REITs may calculate NOI differently than we do.

(2)
We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from Nareit's definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition and transaction related costs expensed under GAAP. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to qualify for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and operating income as presented in our consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Rental income. The increase in rental income primarily reflects an increase in occupancy in 2017 and increases from leasing activity and rent resets at certain of our Hawaii Properties. Rental income includes non-cash straight line rent adjustments totaling approximately $5,762 for the 2017 period and approximately $6,202 for the 2016 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $390 for the 2017 period and approximately $403 for the 2016 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements from tenants at certain of our properties.

Real estate taxes. The increase in real estate taxes reflects tax valuation and tax rate increases at certain of our properties.

Other operating expenses. The increase in other operating expenses primarily reflects increases in other property related expenses at certain of our properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects increased depreciation of capital improvements at our properties.

Acquisition and transaction related costs. Acquisition and transaction related costs reflect costs expensed under GAAP that are related to our property acquisitions and investment activity. The increase in acquisition and transaction related costs primarily reflects accounting fees related to the IPO that are required to be expensed under GAAP.

General and administrative. General and administrative expenses were primarily allocated to us by SIR based on the historical cost of our properties as a percentage of SIR’s historical cost of all of its properties. The increase in general and administrative expense reflects the related increase in SIR’s general and administrative expenses allocated to our properties primarily as a result of business management incentive fees recognized by SIR in the 2017 period.

Interest expense. Interest expense reflects interest on borrowings under our revolving credit facility in 2017, as well as interest expense related to mortgage notes securing properties acquired in 2015.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected status as a REIT for federal income tax purposes.

Net income. The decrease in net income for the 2017 period compared to the 2016 period reflects the changes noted above.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income noted above.

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2016	2015	Change	Change	2016	2015	Change	2016	2015	Change	Change
Revenues:
Rental income	$87,554	$86,649	$905	1.0%	$44,964	$41,653	$3,311	$132,518	$128,302	$4,216	3.3%
Tenant reimbursements and other income	16,512	15,925	587	3.7%	4,280	3,664	616	20,792	19,589	1,203	6.1%
Total revenues	104,066	102,574	1,492	1.5%	49,244	45,317	3,927	153,310	147,891	5,419	3.7%

Operating expenses:
Real estate taxes	14,802	14,208	594	4.2%	2,402	2,108	294	17,204	16,316	888	5.4%
Other operating expenses:
Provision for bad debts	257	(486)	743	152.9%	—	—	—	257	(486)	743	152.9%
Other expenses	6,766	6,063	703	11.6%	3,570	2,901	669	10,336	8,964	1,372	15.3%
Total other operating expenses	7,023	5,577	1,446	25.9%	3,570	2,901	669	10,593	8,478	2,115	24.9%
Total operating expenses	21,825	19,785	2,040	10.3%	5,972	5,009	963	27,797	24,794	3,003	12.1%

NOI (3)	$82,241	$82,789	$(548)	(0.7)%	$43,272	$40,308	$2,964	125,513	123,097	2,416	2.0%

Other expenses:
Depreciation and amortization								27,074	25,285	1,789	7.1%
Acquisition related costs								35	15,291	(15,256)	(99.8)%
General and administrative								9,200	8,745	455	5.2%
Total other expenses								36,309	49,321	(13,012)	(26.4)%
Operating income								89,204	73,776	15,428	20.9%
Interest expense								(2,262)	(2,092)	(170)	8.1%
Income before income tax expense								86,942	71,684	15,258	21.3%
Income tax expense								(44)	(44)	—	0.0%
Net income								$86,898	$71,640	$15,258	21.3%

Weighted average common shares outstanding - basic and diluted								45,000	45,000	—	0.0%

Net income per common share - basic and diluted								$1.93	$1.59	$0.34	21.4%

Reconciliation of Net Income to NOI (3):
Net income								$86,898	$71,640
Income tax expense								44	44
Income before income tax expense								86,942	71,684
Interest expense								2,262	2,092
Operating income								89,204	73,776
General and administrative								9,200	8,745
Acquisition related costs								35	15,291
Depreciation and amortization								27,074	25,285
NOI								$125,513	$123,097

NOI:
Hawaii Properties								$71,332	$72,013
Mainland Properties								54,181	51,084
NOI								$125,513	$123,097

Reconciliation of Net Income to FFO and Normalized FFO (4):								2016	2015
Net income								$86,898	$71,640
Plus: depreciation and amortization								27,074	25,285
FFO								113,972	96,925
Plus: acquisition related costs								35	15,291
Normalized FFO								$114,007	$112,216

FFO per common share - basic and diluted								$2.53	$2.15
Normalized FFO per common share - basic and diluted								$2.53	$2.49

(1) Consists of 235 properties that we owned continuously since January 1, 2015.

(2) Consists of 31 properties we acquired during the period from January 1, 2015 to December 31, 2016.

(3) See footnote (1) on page 52 for the definition of NOI.

(4) See footnote (2) on page 52 for the definitions of FFO and Normalized FFO.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2016, compared to the year ended December 31, 2015. Our acquisition activity reflects our acquisition of 31 properties in January 2015.

Rental income. The increase in rental income primarily reflects our acquisition activity and increases from leasing activity and rent resets at certain of our comparable Hawaii Properties. Rental income includes non-cash straight line rent adjustments totaling approximately $6,202 for the 2016 period and approximately $6,344 for the 2015 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $403 for the 2016 period and approximately $486 for the 2015 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects our acquisition activity and increases in real estate tax and operating expense reimbursements from tenants at certain of our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties, and our acquisition activity.

Other operating expenses:

Provision for bad debts. The increase in provision for bad debts primarily reflects the recovery in 2015 of net amounts previously reserved for our comparable properties net of bad debt reserves recorded in 2015 and 2016.

Other expenses. The increase in other expenses primarily reflects increases in property management related expenses, repairs and maintenance, other general operating expenses and our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity.

Acquisition related costs. Acquisition related costs reflect costs related to our property acquisitions. The decrease in acquisition related costs primarily reflects costs related to our acquisition of certain Mainland Properties during the 2015 period.

General and administrative. The increase in general and administrative expense reflects the related increase in SIR’s general and administrative expenses allocated to our properties as a result of our acquisitions.

Interest expense. Interest expense is primarily related to mortgage notes securing properties we acquired in 2015.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected status as a REIT for federal income tax purposes.

Net income. The increase in net income for the 2016 period compared to the 2015 period reflects the changes noted above.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal source of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders is rents from tenants at our properties. The flow of funds from our Initial Properties has historically been sufficient to pay operating and capital expenses and debt service obligations relating to our Initial Properties and to make distributions to SIR. Our operating expenses as a public company are higher following the IPO. These additional costs are currently estimated to be $2,000 per year. SIR currently pays similar types of costs in larger amounts because SIR has a bigger business than us. We believe that our operating cash flows will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain the occupancy of, and maintain and increase the rental rates at, our properties;

•	control our operating cost increases; and

•	purchase additional properties that produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Our revolving credit facility is available to fund shortfalls, if any, in our operating cash flows to meet our operating expenses, pay debt service obligations and make distributions to our shareholders.

Cash flows provided by (used in) operating, investing and financing activities were $103,455, ($6,307) and ($97,148), respectively, for the year ended December 31, 2017 and $109,255, ($1,356) and ($107,899), respectively, for the year ended December 31, 2016. The decrease in net cash provided by operating activities for the year ended December 31, 2017 compared to the same period in the prior year is primarily due to higher general and administrative expenses allocated from SIR in 2017 and the timing of rents received at certain of our properties. The increase in net cash used in investing activities for the year ended December 31, 2017 compared to the same period in the prior year is primarily due to the development of a 35,000 square foot expansion at one of our existing properties. The decrease in net cash used in financing activities for the year ended December 31, 2017 compared to the same period in the prior year is primarily due to contributions from SIR related to our property operations, partially offset by SIR’s repayment of two mortgage notes on our behalf.

Our Investment and Financing Liquidity and Resources (dollars in thousands)

Our future acquisitions or development of properties cannot be accurately projected because such acquisitions or development activities depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate such properties. We generally do not intend to purchase ‘‘turn around’’ properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct such activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

As of December 31, 2017, we had no cash and cash equivalents. Upon the completion of the IPO and the application of the net proceeds therefrom, we had $2,000 of cash. To qualify for taxation as a REIT under the IRC, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that will vary based on our leverage ratio. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At December 31, 2017, the interest rate premium on our revolving credit facility was 140 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 2.89%. As of December 31, 2017 and March 27, 2018, we had $750,000 and $302,000, respectively, outstanding under our revolving credit facility and zero and $448,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.

On January 17, 2018, we completed the IPO, in which we issued 20,000,000 of our common shares for net proceeds of approximately $435,900, after deducting the underwriting discounts and commissions and estimated expenses including reimbursements to SIR for the costs SIR incurred in connection with our formation and the preparation for the IPO. For more information regarding the IPO and our application of the net proceeds, see Notes 8 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In connection with our formation, in September 2017, among other things, SIR contributed to us 266 properties (approximately 28.5 million rentable square feet) and we issued a $750,000 demand note to SIR. We also assumed three mortgage notes totaling $63,069, as of September 30, 2017, that were secured by three of our properties. In December 2017, we obtained a $750,000 secured revolving credit facility, and we used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling $14,319 that had encumbered two of our Initial Properties. Upon the closing of the IPO, our secured revolving credit facility converted into a four year unsecured revolving credit facility, and we used substantially all of the net proceeds from the IPO to reduce amounts outstanding under our revolving credit facility. We also reimbursed SIR for costs that SIR incurred in connection with our formation and the preparation for the IPO.

Our debt maturities (other than our revolving credit facility) as of December 31, 2017 were $48,750 in 2020.

We expect to use borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage debt in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, issuing new equity or debt securities, extending the maturity date of our revolving credit facility or participating in joint venture arrangements. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

Although we have no present intention to do so, we also may sell properties that we own or place mortgages on properties that we own to raise capital.

The completion and the costs of any future financings will depend primarily upon our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then current credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities.

During the years ended December 31, 2017 and 2016, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended
	December 31,
	2017	2016
Tenant improvements (1)	$464	$250
Leasing costs (2)	628	668
Building improvements (3)	1,025	843
Development, redevelopment and other activities (4)	5,205	566
	$7,322	$2,327

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of December 31, 2017, we had estimated unspent leasing related obligations of $278. During the year ended December 31, 2017, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	409	554	963
Total leasing costs and concession commitments (1)	$1,160	$92	$1,252
Total leasing costs and concession commitments per square foot (1)	$2.83	$0.17	$1.30
Weighted average lease term by square feet (years)	7.4	18.1	13.6
Total leasing costs and concession commitments per square foot per year (1)	$0.38	$0.01	$0.10

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

As of December 31, 2017, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Borrowings under revolving credit facility (1)	$750,000	$—	$—	$750,000	$—
Mortgage note payable	48,750	—	48,750	—	—
Tenant related obligations (2)	278	36	100	—	142
Projected interest expense (3)	92,211	23,620	46,916	21,675	—
Total	$891,239	$23,656	$95,766	$771,675	$142

(1)
We repaid certain amounts outstanding under our revolving credit facility on January 17, 2018 with part of the $435,900 of net proceeds from the IPO. Upon completion of the IPO, the maturity date of our revolving credit facility was extended to December 29, 2021 and we have the option to extend the maturity date for two six month periods through December 29, 2022.

(2)	Committed tenant related obligations include leasing commissions, tenant improvements or other tenant inducements and are based on leases in effect as of December 31, 2017.

(3)
Projected interest expense is attributable to only our debt obligations as of December 31, 2017 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of December 31, 2017.

Debt Covenants (dollars in thousands)

Our principal debt obligations at December 31, 2017 were borrowings outstanding under our revolving credit facility and a secured mortgage note assumed in connection with one of our acquisitions. Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2017, we believe we were in compliance with all of the terms and covenants under our credit agreement.

Our credit agreement does not contain provisions for acceleration which could be triggered by our leverage ratio. However, under our credit agreement, our leverage ratio is used to determine the fees and interest rates we pay. Accordingly, if our leverage ratio increases above the applicable thresholds, our interest expense and related costs under our credit agreement would increase.

Our revolving credit facility has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; and ABP Trust, which is controlled by its current sole trustee, who is one of our Managing Trustees, is the controlling shareholder of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, which owned 100% of our common shares until January 17, 2018 and which remains our largest shareholder, owning approximately 69.2% of our outstanding common shares at March 27, 2018; and GOV, which is SIR’s largest shareholder and at December 31, 2017 and March 27, 2018 owned approximately 27.8% of SIR’s outstanding common shares.

For further information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, our other filings with the SEC and our prospectus dated January 11, 2018, which was filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC and the Transaction Agreement, registration rights agreement and other agreements with SIR or RMR LLC related to the IPO, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Policies

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•
allocation of purchase prices between various asset categories, including allocations to above and below market leases and the related impact on the recognition of rental income and depreciation and amortization expenses; and

•	assessment of the carrying values and impairments of long lived assets.

We allocate the cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their relative fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships at their relative fair value. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.

We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to seven years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant's financial condition (which may be endangered by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

These accounting policies involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.

Impact of Inflation

Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our assets to increase.

Increases in operating costs as a result of inflation are likely to have modest, if any, impacts on our operating results. This is because most of the operating costs arising in our business are incurred at our properties and our tenants pay most of the property operating cost increases directly or indirectly when we pass through such costs as additional rent under our leases. Increased debt capital costs as a result of inflation are not directly or immediately paid by, or passed through, to our tenants; therefore, such cost increases are more likely to impact our financial results. Over time, however, inflationary debt capital cost increases may be mitigated by rent resets at our Hawaii Properties or as leases at our properties expire and new leases are entered which reflect inflationary increases in market rents.

To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of, and our expected benefit from, these agreements and upon possible requirements of our borrowing arrangements. In periods of rapid U.S. inflation, our tenants’ operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants’ operating income becomes insufficient to pay our rent. To mitigate the adverse impact of tenant financial distress upon us, we require some of our tenants to provide guarantees or security for our rent.

Generally, we do not expect inflation to have a material adverse impact on our financial results for the next 12 months or for the currently foreseeable future thereafter.

Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Also, although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, including some of our Hawaii Properties, which may have an adverse effect on individual properties we own. We mitigate these risks by procuring, or requiring our tenants to procure, insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

As of December 31, 2017, our outstanding fixed rate debt consisted of the following secured mortgage note:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property in Chester, VA)	$48,750	3.99%	$1,945	2020	Monthly

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we assumed this debt.

Our mortgage note requires interest only payments until maturity. Because our mortgage note requires interest to be paid at a fixed rate, changes in market interest rates during the term of the mortgage note will not affect our interest obligations. If this mortgage note is refinanced at an interest rate which is 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $488.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at December 31, 2017 and discounted cash flow analysis through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate 100 basis point change in the interest rate would change the fair value of this obligation by approximately $1,325.

Floating Rate Debt

At December 31, 2017, our floating rate debt consisted of $750,000 outstanding under our revolving credit facility. Following the completion of the IPO, the maturity date of our revolving credit facility was extended to December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a 1% increase in interest rates would have on our annual floating rate interest expense at December 31, 2017:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2017	2.89%	$750,000	$21,675	$0.48
100 basis point increase	3.89%	$750,000	$29,175	$0.65

(1)	Based on the diluted weighted average common shares outstanding for the year ended December 31, 2017, all of which were owned by SIR.

The foregoing table shows the impact of an immediate 1% change in interest rates. If that interest rate change occurred over time, the change would occur over time as well. Our exposure to changes in interest rates will increase or decrease in the future with increases or decreases in the amount of our revolving credit facility and any other floating rate debt that we may have outstanding.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

Item 9B. Other Information

On March 27, 2018, pursuant to a recommendation of our Nominating and Governance Committee, our Board of Trustees elected John C. Popeo as the Managing Trustee in Class I of our Board of Trustees, effective immediately. Mr. Popeo was elected to fill the vacancy created by the death of Barry Portnoy and to serve the remainder of the term of our Class I

Trustees. Mr. Popeo will stand for election at our 2019 annual meeting of shareholders. For more information regarding Mr. Popeo, see Part III, Item 10 of this Annual Report on Form 10-K.

Our Board of Trustees is comprised of two Managing Trustees and three Independent Trustees. Mr. Popeo qualifies as a Managing Trustee in accordance with our declaration of trust and bylaws. Mr. Popeo has advised us that he has no arrangement or understanding with any other person pursuant to which he was selected as a Managing Trustee. Mr. Popeo is not expected to be appointed to any committees of our Board of Trustees.

In accordance with our publicly disclosed Trustee compensation policy, Mr. Popeo will not be entitled to any cash compensation for his service as a Managing Trustee, but he may receive awards of our common shares from time to time pursuant to our 2018 Equity Compensation Plan, or the 2018 Plan, at the discretion of our Compensation Committee. On March 27, 2018, pursuant to the 2018 Plan, our Compensation Committee awarded to Mr. Popeo 1,000 of our common shares. For information regarding our currently effective Trustee compensation, see “Executive Compensation—Compensation of the Trustees and Officers” in Part III, Item 11 of this Annual Report on Form 10-K.

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., SIR and others related to them. For information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. In addition, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a description of risks that may arise as a result of these and other related person transactions and relationships.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our Trustees and executive officers as of March 27, 2018.

Name	Age	Position(s)
Adam D. Portnoy	47	Managing Trustee (Class Two term will expire in 2020)
John C. Popeo	57	Managing Trustee (Class One term will expire in 2019), President and Chief Operating Officer
Lisa Harris Jones	50	Independent Trustee (Class One term will expire in 2019)
Bruce M. Gans	71	Independent Trustee (Class Two term will expire in 2020)
Joseph L. Morea	63	Independent Trustee (Class Three term will expire in 2021)
Richard W. Siedel, Jr.	38	Chief Financial Officer and Treasurer

The following is a biographical summary of the experience of our Trustees and executive officers.

ADAM D. PORTNOY has been one of our Managing Trustees since our formation in 2017. Mr. Portnoy has been a managing director of RMR Inc. and its president and chief executive officer since shortly after its formation in 2015. Mr. Portnoy has been president and chief executive officer of RMR LLC since 2005 and was a director of RMR LLC from 2006 until June 5, 2015 when RMR LLC became a majority owned subsidiary of RMR Inc. and RMR Inc. became RMR LLC’s managing member. Mr. Portnoy serves as a managing trustee of HPT (since 2007), SNH (since 2007), GOV (since 2009), RIF, including its predecessor funds (since 2009), SIR (since 2011) and TRMT (since 2017), and managing director of Five Star (since 2018) and TA (since 2018). Mr. Portnoy has been a director of RMR Advisors LLC, since 2007 and served as its president from 2007 to September 2017 and its chief executive officer from 2015 to September 2017. Mr. Portnoy has been a director of Tremont Realty Advisors LLC since March 2016, and he was its president and chief executive officer from March 2016 through December 2017. Mr. Portnoy is an owner and has been a director of Sonesta, since 2012. Mr. Portnoy served as president and chief executive officer of RIF from 2007 to 2015 and as president of GOV from 2009 to 2011. Mr. Portnoy was a managing trustee of Equity Commonwealth from 2006 until 2014 and served as its president from 2011 to 2014. Prior to joining RMR LLC in 2003, Mr. Portnoy held various positions in the finance industry and public sector, including working as an investment banker at Donaldson, Lufkin & Jenrette and ABN AMRO as well as working in private equity at DLJ Merchant Banking Partners and at the International Finance Corporation (a member of The World Bank Group). In addition, Mr. Portnoy previously founded and served as chief executive officer of a privately financed telecommunications company. Mr. Portnoy currently serves as the honorary consul general of the Republic of Bulgaria in Massachusetts, and previously served on the board of governors for the National Association of Real Estate Investment Trusts and the board of trustees of Occidental College. Our Board of Trustees concluded that Mr. Portnoy is qualified to serve as a Managing Trustee based upon, among other things, his extensive experience in, and knowledge of, the commercial real estate industry and REITs, his leadership position with RMR LLC and demonstrated management ability, his public company director service, his experience in investment banking and private equity, his institutional knowledge of our properties through service on SIR’s board of trustees since SIR’s formation, and his qualifying as a Managing Trustee in accordance with the requirements of our declaration of trust and bylaws.

JOHN C. POPEO has been our President and Chief Operating Officer since our formation in 2017 and one of our Managing Trustees since March 27, 2018. Mr. Popeo has been an executive vice president of RMR LLC since 2008, and previously served as its chief financial officer and treasurer from 1997 to 2012, senior vice president from 2006 to 2008 and vice president from 1999 to 2006. Mr. Popeo has been chief financial officer and treasurer of SIR since 2011 and was chief financial officer and treasurer of Equity Commonwealth from 1999 to 2014. Prior to joining RMR LLC, Mr. Popeo was employed at the Beacon Companies and at other real estate companies and accounting firms in the Boston, Massachusetts area. Mr. Popeo is a certified public accountant. Our Board of Trustees concluded that Mr. Popeo is qualified to serve as a Managing Trustee based upon, among other things, his demonstrated leadership capability, his extensive experience in, and knowledge of, the commercial real estate industry and REITs, his leadership position with RMR LLC and demonstrated management ability, his experience in finance and accounting, his institutional knowledge earned through service as one of our executive officers since our formation and in leadership positions with RMR LLC, his institutional knowledge of our properties through service as SIR’s chief financial officer and treasurer, and his qualifying as a Managing Trustee in accordance with the requirements of our declaration of trust and bylaws.

LISA HARRIS JONES has been one of our Independent Trustees since January 2018. Ms. Harris Jones is the founding member of Harris Jones & Malone, LLC, a law firm based in Maryland. Since founding Harris Jones & Malone, LLC in 2000, Ms. Harris Jones has represented a wide range of clients, focusing her practice in government relations and procurement at both the state and local levels. Prior to founding Harris, Jones & Malone, LLC, Ms. Harris Jones was associated with other Maryland law firms from 1993 to 1999, and she has represented the City of Baltimore and many of its agencies and related quasi-public entities in various real estate development and financing transactions. In addition to her professional accomplishments, Ms. Harris Jones has held leadership positions in many community service and civic organizations for which she has received recognitions and awards, including being the recipient of the YWCA Greater Baltimore Special Leadership Award in 2012. Ms. Harris Jones also serves as an independent trustee of SNH (since 2015) and as an independent director of TA (since 2013). Our Board of Trustees concluded that Ms. Harris Jones is qualified to serve as one of our Independent Trustees based upon, among other things, her public company director service, her professional skills and experience in legal and business finance matters, her experience in public policy and real estate matters, her financial sophistication and her qualifying as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our declaration of trust and bylaws.

BRUCE M. GANS has been one of our Independent Trustees since January 2018. Dr. Gans has been executive vice president and chief medical officer at the Kessler Institute for Rehabilitation since 2001 and national medical director for rehabilitation at Select Medical, the parent company of the Kessler Institute, since 2003. He is also a professor of physical medicine and rehabilitation at Rutgers University-New Jersey Medical School. Dr. Gans serves as an independent director of Five Star (since 2001) and served as an independent trustee of HPT from 2009 until 2015. Dr. Gans has also served as president and chief executive officer of the Rehabilitation Institute of Michigan. In Dr. Gans’s extensive academic career, he has served as professor of physical medicine and rehabilitation at a number of universities, in addition to his current position at Rutgers University-New Jersey Medical School. Dr. Gans has also served as president of the American Academy of Physical Medicine and Rehabilitation, a medical society with more than 7,500 members, and as a leader in numerous other professional organizations. Our Board of Trustees concluded that Dr. Gans is qualified to serve as one of our Independent Trustees based upon, among other things, his public company director service, his financial sophistication and his qualifying as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our declaration of trust and bylaws.

JOSEPH L. MOREA has been one of our Independent Trustees since January 2018. Mr. Morea was a vice chairman and managing director, serving as head of U.S. Equity Capital Markets, at RBC Capital Markets, an international investment bank, from 2003 until 2012. From 2008 to 2009, Mr. Morea also served as the head of U.S. Investment Banking for RBC Capital Markets. Previously, Mr. Morea was employed as an investment banker, including as a managing director and the co-head of the Investment Banking Division and head of U.S. Equity Capital Markets at PaineWebber, Inc., and a managing director of Equity Capital Markets at Smith Barney, Inc. Prior to working as an investment banker, Mr. Morea was employed as a certified public accountant. Mr. Morea serves as an independent director of TA (since 2015), an independent trustee of RIF (since 2016) and TRMT (since 2017), a director of Garrison Capital Inc. (since 2015) and a trustee of THL Credit Senior Loan Fund (since 2013) and Eagle Growth & Income Opportunities Fund (since 2015). Mr. Morea also served as a trustee of Equity Commonwealth from 2012 until 2014. Our Board of Trustees concluded that Mr. Morea is qualified to serve as one of our Independent Trustees based upon, among other things, his public company director service, his experience in investment banking and equity capital markets, his financial sophistication and his qualifying as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our declaration of trust and bylaws.

RICHARD W. SIEDEL, JR. has been our Chief Financial Officer and Treasurer since our formation in 2017. Mr. Siedel has been a senior vice president of RMR LLC since 2016 and was a vice president of RMR LLC from 2015 to 2016. Mr. Siedel serves as chief financial officer and treasurer of SNH (since 2016) and was chief accounting officer of Five Star from 2014 through 2015. He previously served as controller of RMR LLC from 2013 to 2014. Mr. Siedel’s prior experience includes various accounting positions, including corporate controller at Sensata Technologies (NYSE: ST) from 2010 to 2013 and as an accountant at Ernst & Young LLP from 2001 to 2010.

There are no family relationships among our Trustees or executive officers.

Board of Trustees

Our business is managed by RMR LLC, subject to the oversight and direction of our Board of Trustees. Pursuant to our declaration of trust, our Board of Trustees consists of five members staggered into three classes. Our Board of Trustees believes that its members collectively have the experience, qualifications, attributes and skills to effectively oversee our management, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues affecting our business, a willingness and ability to devote the necessary time to their duties and a commitment to representing our best interests.

Our Board of Trustees is classified into three classes. Our first annual meeting of shareholders following the IPO will be in 2019. At each annual meeting of shareholders, the successors to Trustees whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Trustees are classified as follows:

•
the Class I Managing Trustee is John C. Popeo and the Class I Independent Trustee is Lisa Harris Jones, each of whose term shall continue until our 2019 annual meeting of shareholders and until his or her successor is elected and qualified;

•
the Class II Managing Trustee is Adam D. Portnoy and the Class II Independent Trustee is Bruce M. Gans, each of whose term shall continue until our 2020 annual meeting of shareholders and until his successor is elected and qualified; and

•	the Class III Independent Trustee is Joseph L. Morea, whose term shall continue until our 2021 annual meeting of shareholders and until his successor is elected and qualified.

Our policy with respect to Trustee attendance at our annual meetings of shareholders can be found in our Governance Guidelines, which is available on our website, www.ilptreit.com, and also may be obtained free of charge by writing to Investor Relations, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634.

In accordance with our declaration of trust and bylaws, our Board of Trustees is comprised of five Trustees, including three Independent Trustees and two Managing Trustees. All Trustees play an active role in overseeing our business both at the Board and committee levels. As set forth in our Governance Guidelines, the core responsibility of our Trustees is to exercise sound, informed and independent business judgment in overseeing us and our strategic direction. Our Trustees are skilled and experienced leaders and currently serve or have served as members of senior management in public and private for profit organizations and law firms, and have also served in academia. Our Trustees may be called upon to provide solutions to various complex issues and are expected to, and do, ask hard questions of our officers and advisors. Our Board of Trustees is small, which facilitates informal discussions and communication from management to our Board of Trustees and among Trustees.

We do not have a Chairman of our Board of Trustees or a lead Independent Trustee. Our President and Treasurer are not members of our Board of Trustees, but they regularly attend Board and Board committee meetings, as does our Director of Internal Audit. Other officers of RMR LLC also sometimes attend Board meetings at the invitation of our Board of Trustees. Special meetings of our Board of Trustees may be called at any time by any Managing Trustee, the President or pursuant to the request of any two Trustees then in office. Our Managing Trustees, in consultation with our management and our Director of Internal Audit, set the agenda for Board meetings. Other Trustees may suggest agenda items. Discussions at Board meetings are led by the Managing Trustee or Independent Trustee who is most knowledgeable on a subject.

Pursuant to our Governance Guidelines, our Independent Trustees are expected to meet in regularly scheduled meetings at which only Independent Trustees are present. It is expected that these executive sessions may occur at least twice per year. Our Independent Trustees also meet separately with our officers, with our Director of Internal Audit and with our independent auditors. The presiding Trustee for purposes of leading Independent Trustee sessions is the Chair of our Audit Committee, unless our Independent Trustees determine otherwise.

Board Committees

Our Board of Trustees has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Audit Committee, Compensation Committee and Nominating and Governance Committee have each adopted a written charter, each of which is available on our website, www.ilptreit.com. Shareholders may also request copies of the Board committee charters free of charge by writing to Investor Relations, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634.

Our Audit Committee, Compensation Committee and Nominating and Governance Committee are each comprised of Bruce M. Gans, Lisa Harris Jones and Joseph L. Morea, who are our Independent Trustees and meet the independence requirements under applicable SEC rules, Nasdaq listing standards, our declaration of trust, our bylaws and our Governance Guidelines. Our Director of Internal Audit, with the assistance of management, proposes the agenda for Board committee meetings under the oversight and direction of the applicable Board committee chairperson. In addition, the charter of each of our standing Board committees provides that such Board committee may form and delegate authority to subcommittees of one or more members when appropriate. Subcommittees will be subject to the provisions of the applicable Board committee’s charter.

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The purpose of our Audit Committee is to assist our Board of Trustees in fulfilling its responsibilities for oversight of: (1) our accounting and financial reporting processes; (2) the audits of our financial statements and internal control over financial reporting; (3) our compliance with legal and regulatory requirements; and (4) our internal audit function generally. Our Audit Committee takes a leading role in helping our Board of Trustees fulfill its responsibilities for oversight of our financial reporting, internal audit function, risk management and our compliance with legal and regulatory requirements. Under its charter, our Audit Committee is directly responsible for the appointment, compensation, retention and oversight, and the evaluation of the qualifications, performance and independence, of our independent auditors and the resolution of disagreements between management and our independent auditors regarding financial reporting. Our Audit Committee reviews the overall audit scope and plans of the audit with our independent auditors. Our independent auditors report directly to our Audit Committee. Our Audit Committee also has final authority and responsibility for the appointment and assignment of duties to our Director of Internal Audit. Our Audit Committee also reviews with management and our independent auditors our quarterly reports on Form 10-Q, annual reports on Form 10-K and earnings releases. Our Audit Committee reviews and assesses the adequacy of its charter at least annually and, when appropriate, recommends changes to our Board of Trustees.

Each member of our Audit Committee is financially literate, knowledgeable and qualified to review financial statements. Mr. Morea is our Audit Committee’s “financial expert.” The determination of our Board of Trustees that Mr. Morea is a financial expert was based on his experience as: (1) vice chairman and managing director of an international investment bank; (2) chief operating officer of the investment bank division at a national stock brokerage and asset management firm; (3) a member of our Audit Committee and of the audit committees of other public companies; and (4) a certified public accountant. Mr. Morea serves as the Chair of our Audit Committee.

Compensation Committee

The purpose of our Compensation Committee is to discharge directly, or assist our Board of Trustees in discharging, its responsibilities related to: (1) the evaluation of the performance and compensation of our business and property management services provider, our President and Chief Operating Officer, our Chief Financial Officer and Treasurer and any other executive officer that we may have; (2) the compensation of our Trustees; (3) the approval of the compensation paid to our Director of Internal Audit and the allocation of internal audit costs incurred by RMR LLC to us and other companies it manages; and (4) the approval, evaluation and administration of any of our equity compensation plans. Dr. Gans serves as the Chair of our Compensation Committee.

Under its charter, our Compensation Committee is responsible for the determination and approval of any compensation payable by us to our President, our Treasurer and any other executive officer based on such evaluation. Our Compensation Committee is also responsible for the evaluation and recommendation to our Board of Trustees of the cash compensation payable by us to the Trustees for Board and committee service and the annual evaluation of the performance of our Director of Internal Audit and the determination of his or her compensation. In addition, our Compensation Committee is responsible for the annual review of any business and property management agreement between us and our business and property management service provider, the proposal and approval of amendments to or termination of any business or property management agreement between us and any such provider and the review of amounts payable by us under any such management agreements.

Nominating and Governance Committee

The principal purposes of our Nominating and Governance Committee are: (1) to identify individuals qualified to become members of our Board of Trustees, consistent with criteria approved by our Board of Trustees, and to recommend candidates to the entire Board for nomination or selection as Trustees for each annual meeting of shareholders (or special meeting of shareholders at which Trustees are to be elected) or when vacancies occur; (2) to perform certain assessments of our Board of Trustees and our management; and (3) to develop and recommend to our Board of Trustees a set of governance guidelines applicable to us. Under its charter, our Nominating and Governance Committee also is responsible for overseeing the evaluation of our management to the extent not overseen by our Compensation Committee or another Committee of our Board of Trustees. Ms. Harris Jones serves as the Chair of our Nominating and Governance Committee.

Trustee Nominations

Our Nominating and Governance Committee is responsible for identifying and evaluating nominees for Trustee and for recommending to the Board nominees for election at each annual meeting of shareholders. Our Nominating and Governance Committee may consider candidates suggested by our Trustees, officers or shareholders or by others.

In its assessment of each potential candidate, including those recommended by our shareholders, our Nominating and Governance Committee considers the potential nominee’s integrity, experience, achievements, judgment, intelligence, competence, personal character, likelihood that a candidate will be able to serve on our Board of Trustees for an extended period and other matters that our Nominating and Governance Committee deems appropriate. Our Nominating and Governance Committee also takes into account the ability of a potential nominee to devote the time and effort necessary to fulfill his or her responsibilities to us. Our Board of Trustees and Nominating and Governance Committee require that each Trustee candidate be a person of high integrity with a proven record of success in his or her field. Each Trustee candidate must demonstrate the ability to make independent analytical inquiries, familiarity with and respect for corporate governance requirements and practices and a commitment to serving our long term best interests. In addition, our Nominating and Governance Committee may conduct interviews of potential Trustee candidates to assess intangible qualities, including the individual’s ability to ask appropriate questions and to work collegially. Our Board of Trustees does not have a specific diversity policy in connection with the selection of nominees for Trustee, but due consideration is given to the overall balance of diversity of our Board of Trustees, including perspectives, backgrounds and experiences.

Shareholders may recommend a Trustee nominee in writing by mail to the Chair of our Nominating and Governance Committee, c/o our Secretary at our principal executive offices. Our bylaws also provide that a shareholder may propose a nominee for election to our Board of Trustees provided that the shareholder complies with the advance notice and other requirements set forth in our bylaws, which include, among other things, requirements as to the shareholder’s timely delivery of advance notice, continuous requisite ownership of our common shares, holding of a share certificate for such common shares at the time of the advance notice and submission of specified information. Under our bylaws, a shareholder’s written notice of nominations of individuals for election to our Board of Trustees must be delivered to our Secretary at our principal executive offices not later than 5:00 p.m. (Eastern Time) on the 120th day nor earlier than the 150th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that if the annual meeting is called for a date that is more than 30 days earlier or later than the first anniversary of the date of the preceding year’s annual meeting, the notice must be delivered by not later than 5:00 p.m. (Eastern Time) on the 10th day following the earlier of the day on which (1) notice of the date of the annual meeting is mailed or otherwise made available or (2) public announcement of the date of the annual meeting is first made by us; provided further, however, that for our annual meeting of shareholders to be held in 2019, written notice of nominations of individuals for election to our Board of Trustees by one or more of our shareholders must be delivered to our Secretary at our principal executive offices not later than 5:00 p.m. (Eastern Time) on October 31, 2018 nor earlier than October 2, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2017. As a result, none of our Trustees, officers or other affiliated persons were subject to Section 16 of the Exchange Act with respect to us during such period.

Code of Business Conduct and Ethics

We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.ilptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to Investor Relations, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

Item 11. Executive Compensation

Compensation of the Trustees and Officers

We will pay each of our Independent Trustees an annual fee (which, for 2018, is to be pro rated for the portion of the year beginning on the date our Independent Trustees were appointed and ending December 31, 2018) of $40,000 for services as a Trustee, plus a fee of $1,250 for each meeting attended. Up to two $1,250 fees will be paid if two or more Board or Board committee meetings are held on the same day. Each Independent Trustee who serves as a chairperson of our Audit Committee, Compensation Committee or Nominating and Governance Committee will receive an additional annual fee (which, for 2018, is to be pro rated for the portion of the year beginning on the date our Independent Trustees were appointed and ending December 31, 2018) of $15,000, $10,000 and $10,000, respectively. In addition, we expect that each Independent Trustee and Managing Trustee will receive a grant of our common shares as part of his or her annual compensation, as determined by our Compensation Committee. All Trustees will be reimbursed for travel expenses they incur in connection with their duties as Trustees and for out of pocket costs they incur in connection with their attending certain continuing education programs.

We do not have any employees. RMR LLC provides services that otherwise would be provided by employees. Each of our Managing Trustees and each of our executive officers is an officer and an employee of RMR LLC. RMR LLC conducts our day to day operations on our behalf. RMR LLC compensates our Managing Trustees and executive officers directly and in its sole discretion in connection with their services to us and RMR LLC. We do not pay our executive officers salaries or bonuses or provide other compensatory benefits to them, except for the award of common shares under the 2018 Plan as discussed below. None of our executive officers has an employment agreement with us. In addition, except for awards that may be granted under the 2018 Plan, none of our executive officers has an agreement that provides for payments or benefits by us upon or in connection with his or her termination of service as an executive officer of us or a change of control of us. Although our Compensation Committee reviews and approves our business management and property management agreements with RMR LLC and our 2018 Plan, it is not involved in compensation decisions made by RMR LLC for its employees other than the employee serving as our Director of Internal Audit and the allocation of internal audit costs to us, which costs include internal audit employee costs. As described below, we may make awards under the 2018 Plan to employees of RMR LLC. Our allocation of payments to, and agreements with, RMR LLC are described in Notes 8, 9 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Equity Compensation Plan

Although we do not pay any cash compensation to our officers and have no employees, we have adopted the 2018 Plan to make awards to our Trustees, executive officers and other RMR LLC employees who may provide services to us. We have reserved 4,000,000 common shares for future issuance under the 2018 Plan. We will award common shares under the 2018 Plan to recognize such persons' scope of responsibilities, compensate demonstrated performance and leadership, motivate future performance, align such persons' interests with those of our other shareholders or motivate persons to remain employees of RMR LLC and to continue to be available to provide services to us through the term of the awards. On March 27, 2018, we granted 1,000 of our common shares, valued at $20.87 per common share, the closing price of our common shares on Nasdaq on that date, to each of our five Trustees as part of their compensation.

Under its charter, our Compensation Committee administers the 2018 Plan. In setting common share awards under the 2018 Plan, our Compensation Committee will consider multiple factors, including some or all of the following primary factors: (1) the scope of responsibility of each individual; (2) the amount of common shares previously granted to each recipient; (3) the amount of common shares previously granted to persons performing similar services for us as are currently performed by each recipient; (4) the amount of equity compensation granted to persons performing similar services for other companies managed by RMR LLC; (5) the amount of equity compensation granted to persons performing similar services for other companies that our Compensation Committee may determine to be comparable to us; (6) the amount of time spent, the complexity of the duties and the value of services performed, by the particular recipient; (7) the fair market value of our common shares granted; and (8) the recommendations of our executive officers and Managing Trustees. We determine the fair market value of our common shares granted based on the closing price of our common shares on the date of grant.

In administering the 2018 Plan, our Compensation Committee may impose vesting and other conditions on granted common shares. In the event a recipient granted a common share award ceases to perform duties for us or ceases to be an officer or an employee of RMR LLC or any company which RMR LLC manages during the vesting period, the unvested common shares may be forfeited. As with other issued common shares, vested and unvested common shares awarded under the 2018 Plan will be entitled to distributions and will have voting rights.

We believe that the 2018 Plan is designed to align the interests of our Trustees and executive officers and employees of RMR LLC with those of our shareholders and to help achieve the goal of providing our shareholders dependable, long term returns.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a current or former executive officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or board of trustees or compensation committee of any company that has one or more of its executive officers serving as a member of our Board of Trustees or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

For information regarding the 2018 Plan, which was adopted in January 2018, see “Executive Compensation—Equity Compensation Plan” in Part III, Item 11 of this Annual Report on Form 10-K.

Beneficial Ownership of Our Equity Securities

Trustees and Executive Officers

The following table sets forth certain information regarding the beneficial ownership of our then outstanding common shares by each Trustee and each of our named executive officers, and our Trustees and executive officers as a group, all as of March 27, 2018. Unless otherwise indicated, to our knowledge, voting power and investment power in our common shares are exercisable solely by the named person and the principal business address of the named person is c/o Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458.

Name and Address	Aggregate Number of Shares	Percent of Outstanding Shares	Additional Information
Adam D. Portnoy	1,000	Less than 1%
As set forth in the below table, SIR beneficially owns 45,000,000 of our common shares. Adam Portnoy is a managing trustee of SIR and SIR is managed by RMR LLC. Mr. Portnoy and RMR LLC may not act to vote or sell the 45,000,000 common shares owned by SIR without authorization of the board of trustees of SIR, which is currently comprised of four trustees. As a result, Mr. Portnoy has determined that he does not beneficially own the 45,000,000 common shares owned by SIR and therefore the common shares owned by SIR are not referenced as beneficially owned by him in this table.

John C. Popeo	1,000	Less than 1%
Lisa Harris Jones	1,000	Less than 1%
Bruce M. Gans	1,000	Less than 1%
Joseph L. Morea	1,000	Less than 1%
Richard W. Siedel, Jr.	—	Less than 1%
All Trustees and executive officers as a group (six persons)	5,000	Less than 1%	See above note.

Principal Shareholders

Set forth in the table below is information about the number of shares held by persons we know to be the beneficial owners of more than 5% of our outstanding common shares.

Name and Address	Aggregate Number of Shares	Percent of Outstanding Shares	Additional Information
Select Income REIT Two Newton Place 255 Washington Street, Suite 300 Newton, Massachusetts 02458	45,000,000	69.2%
Based on a Form 3 filed with the SEC on January 11, 2018, by SIR. Beneficial ownership of SIR is shown as of January 11, 2018. Based on information provided by SIR, the number of our outstanding common shares beneficially owned by SIR has not changed since January 11, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information regarding related person relationships and transactions, see Notes 7, 8, 9 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Independence of Trustees

Under the corporate governance listing standards of Nasdaq, our Board of Trustees must consist of a majority of Independent Trustees. To be considered independent:

•	a trustee must not have a disqualifying relationship, as defined in the corporate governance section of Nasdaq rules; and

•
our Board of Trustees must affirmatively determine that the trustee otherwise has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a trustee. To facilitate the trustee independence assessment process, our Board of Trustees has adopted written Governance Guidelines.

Our bylaws also require that a majority of our Board of Trustees be Independent Trustees. Under our bylaws, Independent Trustees are Trustees who are not employees of RMR LLC, are not involved in our day to day activities and who meet the qualifications of independent directors under the applicable rules of Nasdaq and the SEC.

Our Board of Trustees affirmatively determines whether Trustees have a direct or indirect material relationship with us, including our subsidiaries, other than serving as our Trustees or trustees or directors of our subsidiaries. In making independence determinations, our Board of Trustees observes Nasdaq and SEC criteria, as well as the criteria in our bylaws. When assessing a Trustee’s relationship with us, our Board of Trustees considers all relevant facts and circumstances, not merely from the Trustee’s standpoint, but also from that of the persons or organizations with which the Trustee has an affiliation. Based on this review, our Board of Trustees has determined that Lisa Harris Jones, Bruce M. Gans and Joseph L. Morea currently qualify as independent trustees under applicable Nasdaq and SEC criteria and as Independent Trustees under our bylaws. In making these determinations, our Board of Trustees reviewed and discussed additional information provided by the Trustees and us with regard to each of the Trustees’ relationships with us, RMR Inc. or RMR LLC and the other companies to which RMR LLC or its subsidiaries provide management and advisory services. Our Board of Trustees has concluded that none of these three Trustees possessed or currently possesses any relationship that could impair his or her judgment in connection with his or her duties and responsibilities as a Trustee or that could otherwise be a direct or indirect material relationship under applicable Nasdaq and SEC standards.

Item 14. Principal Accountant Fees and Services

The following table shows the fees for audit and other services provided to us by Ernst & Young LLP for fiscal year ended December 31, 2017. Ernst & Young LLP did not provide us with any services during the year ended December 31, 2016.

2017 Fees(1)
Audit Fees	$2,265,913
Audit Related Fees	—
Tax Fees	—
All Other Fees	—

(1)
The amount of audit fees is based on the fees estimate provided by Ernst & Young LLP to and approved by our or SIR's Audit Committee for services provided to us by Ernst & Young LLP. The final amount of the fees for those services may vary from the estimate provided. The audit fees include $1,900,000 of fees associated with the IPO which were incurred by SIR; we reimbursed or will reimburse SIR for these fees.

Audit Fees. This category includes fees associated with the annual financial statements audit and related audit procedures, work performed in connection with any registration statements and any applicable Current Reports on Form 8-K.

Audit Related Fees. This category consists of services that are reasonably related to the performance of the audit or review of financial statements and are not included in "Audit Fees." These services principally include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions, information systems audits and other attest services.

Tax Fees. This category consists of fees for tax services, including tax compliance, tax advice and tax planning.

All Other Fees. This category consists of services that are not included in the above categories.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has established policies and procedures that are intended to control the services provided by our independent auditors and to monitor their continuing independence. Under these policies, no services may be undertaken by our independent auditors unless the engagement is specifically approved by our Audit Committee or the services are included within a category that has been approved by our Audit Committee. The maximum charge for services is established by our Audit Committee when the specific engagement or the category of services is approved. In certain circumstances, our management is required to notify our Audit Committee when approved services are undertaken and our Audit Committee or its Chair may approve amendments or modifications to the engagement or the maximum fees. Our Director of Internal Audit is responsible for reporting to our Audit Committee regarding compliance with these policies and procedures.

Our Audit Committee will not approve engagements of the independent auditors to perform non-audit services for us if doing so will cause the independent auditors to cease to be independent within the meaning of applicable SEC or Nasdaq rules. In other circumstances, our Audit Committee considers, among other things, whether our independent auditors are able to provide the required services in a more or less effective and efficient manner than other available service providers and whether the services are consistent with the PCAOB rules.

All services for which we engaged its independent auditors in 2017 were approved by our Audit Committee. The total fees for audit and non-audit services provided by Ernst & Young LLP in 2017 are set forth above and include estimated fee amounts. Our Audit Committee approved the engagement of Ernst & Young LLP to provide these non-audit services because it determined that Ernst & Young LLP providing these services would not compromise Ernst & Young LLP’s independence and that the firm’s familiarity with our record keeping and accounting systems would permit the firm to provide these services with equal or higher quality, more efficiently and at a lower cost than we could obtain these services from other providers.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of Industrial Logistics Properties Trust are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Declaration of Trust of the Company, dated January 11, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

3.2	Amended and Restated Bylaws of the Company, adopted January 11, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

4.2	Registration Rights Agreement, dated January 17, 2018, between the Company and Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

10.1	Transaction Agreement, dated as of January 17, 2018, between the Company and Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.2
Promissory Note, dated September 29, 2017, by the Company to Select Income REIT. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

10.3
Credit Agreement, dated December 29, 2017, among the Company, Citibank, N.A., as administrative agent and collateral agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated December 29, 2017.)

10.4
Pledge Agreement, dated December 29, 2017, by the Company and Select Income REIT, in favor of Citibank, N.A., in its capacity as collateral agent for the lenders under that certain Credit Agreement dated December 29, 2017. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated December 29, 2017.)

10.5
Business Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.6
Property Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.7	2018 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.8	Form of Share Award Agreement.(+) (Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

21.1	Subsidiaries of the Company. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholder of Industrial Logistics Properties Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Boston, Massachusetts
March 28, 2018

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$642,706	$642,425
Buildings and improvements	700,896	694,303
	1,343,602	1,336,728
Accumulated depreciation	(74,614)	(56,976)
	1,268,988	1,279,752
Acquired real estate leases, net	79,103	89,625
Rents receivable, including straight line rents of $50,177 and $44,415, respectively, net of allowance for doubtful accounts of $1,241 and $583, respectively	51,672	47,050
Deferred leasing costs, net	5,254	5,397
Other assets, net	6,666	511
Total assets	$1,411,683	$1,422,335

LIABILITIES AND SHAREHOLDER'S EQUITY
Revolving credit facility	$750,000	$—
Mortgage notes payable, net	49,427	64,269
Assumed real estate lease obligations, net	20,384	22,472
Accounts payable and other liabilities	11,082	10,231
Rents collected in advance	5,794	6,537
Security deposits	5,674	5,641
Due to related persons	7,114	—
Total liabilities	849,475	109,150

Commitments and contingencies

Shareholder's equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 and zero shares authorized, respectively; 45,000,000 and zero shares issued and outstanding, respectively	450	—
Additional paid in capital	546,489	—
Cumulative net income	15,269	—
Ownership interest	—	1,313,185
Total shareholder's equity	562,208	1,313,185
Total liabilities and shareholder's equity	$1,411,683	$1,422,335

See accompanying notes.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

REVENUES:
Rental income	$134,826	$132,518	$128,302
Tenant reimbursements and other income	21,680	20,792	19,589
Total revenues	156,506	153,310	147,891
EXPENSES:
Real estate taxes	17,868	17,204	16,316
Other operating expenses	10,913	10,593	8,478
Depreciation and amortization	27,315	27,074	25,285
Acquisition and transaction related costs	1,025	35	15,291
General and administrative	16,799	9,200	8,745
Total expenses	73,920	64,106	74,115

Operating income	82,586	89,204	73,776

Interest expense (including amortization of debt premiums of ($494), ($292) and ($260), respectively)	(2,439)	(2,262)	(2,092)
Income before income tax expense	80,147	86,942	71,684
Income tax expense	(44)	(44)	(44)
Net income	$80,103	$86,898	$71,640

Weighted average common shares outstanding - basic and diluted	45,000	45,000	45,000

Net income per common share—basic and diluted	$1.78	$1.93	$1.59

See accompanying notes.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(dollars in thousands)

	Number of		Additional	Cumulative
	Common	Common	Paid In	Net	Ownership
	Shares	Shares	Capital	Income	Interest	Total
Balance at December 31, 2014	—	$—	$—	$—	$745,043	$745,043
Net income	—	—	—	—	71,640	71,640
Contributions	—	—	—	—	663,034	663,034
Distributions	—	—	—	—	(145,547)	(145,547)
Balance at December 31, 2015	—	—	—	—	1,334,170	1,334,170
Net income	—	—	—	—	86,898	86,898
Contributions	—	—	—	—	46,210	46,210
Distributions	—	—	—	—	(154,093)	(154,093)
Balance at December 31, 2016	—	—	—	—	1,313,185	1,313,185
Net income	—	—	—	15,269	64,834	80,103
Contributions	—	—	30,244	—	42,563	72,807
Distributions	—	—	(37,348)	—	(116,539)	(153,887)
Issuance of common shares and reclassification of ownership interest	45,000,000	450	553,593	—	(1,304,043)	(750,000)
Balance at December 31, 2017	45,000,000	$450	$546,489	$15,269	$—	$562,208

See accompanying notes.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,103	$86,898	$71,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,738	17,563	16,381
Amortization of debt premiums	(494)	(292)	(260)
Amortization of acquired real estate leases and assumed real estate lease obligations	8,434	8,419	7,707
Amortization of deferred leasing costs	771	706	730
Provision for losses on rents receivable	704	257	(486)
Straight line rental income	(5,762)	(6,202)	(6,344)
Change in assets and liabilities:
Rents receivable	436	301	(757)
Deferred leasing costs	(693)	(910)	(851)
Other assets	(4,431)	56	(518)
Accounts payable and other liabilities	245	295	560
Rents collected in advance	(743)	2,122	(860)
Security deposits	33	42	534
Due to related persons	7,114	—	—
Net cash provided by operating activities	103,455	109,255	87,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(281)	—	(603,508)
Real estate improvements	(6,026)	(1,356)	(1,455)
Net cash used in investing activities	(6,307)	(1,356)	(604,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	750,000	—	—
Repayment of mortgage notes payable	(14,344)	(16)	—
Repayment of SIR note	(750,000)	—	—
Payment of debt issuance costs	(1,724)	—	—
Contributions	72,807	46,210	663,034
Distributions	(153,887)	(154,093)	(145,547)
Net cash (used in) provided by financing activities	(97,148)	(107,899)	517,487

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,752	$2,554	$2,136

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$—	$—	$(63,110)
Working capital assumed	$—	$—	$(922)

NON-CASH FINANCING ACTIVITIES:
Distribution to SIR of ownership interest	$(1,304,043)	$—	$—
Issuance of SIR note	$750,000	$—	$—
Issuance of common shares	$554,043	$—	$—
Assumption of mortgage notes payable	$—	$—	$63,110

See accompanying notes.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 1. Organization

Industrial Logistics Properties Trust, or, collectively with its consolidated subsidiaries, we, us or our, is a real estate investment trust, or REIT, formed under Maryland law on September 15, 2017, as a wholly owned subsidiary of Select Income REIT, or SIR. On September 29, 2017, SIR contributed to us 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties. Two hundred twenty six (226) of these properties with a total of approximately 16,834,000 rentable square feet are located on the island of Oahu, Hawaii, or our Hawaii Properties. The remaining 40 properties have a total of approximately 11,706,000 rentable square feet and are located in 24 other states, or our Mainland Properties. In connection with our formation and this contribution of properties, we (1) issued to SIR 45,000,000 of our common shares of beneficial interest, $.01 par value per share, (2) issued to SIR a $750,000 non-interest bearing demand note, or the SIR Note, and (3) assumed three mortgage notes totaling $63,069, excluding premiums, that were secured by three of our Initial Properties. On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or the IPO.

Until January 17, 2018, we were a wholly owned subsidiary of SIR and SIR managed and controlled our cash management function through a series of commingled centralized accounts. As a result, the cash receipts collected by SIR on our behalf have been accounted for as distributions and the cash disbursements paid by SIR on our behalf have been accounted for as contributions within ownership interest through September 29, 2017. Subsequent to September 29, 2017, contributions and distributions have been accounted for as an increase or decrease, respectively, in additional paid in capital.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. The accounts of our Initial Properties are presented at SIR’s historical basis and are consolidated for all periods presented as the transaction described in Note 1 has been accounted for as a reorganization of entities under common control in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805-50-30, Business Combinations. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Substantially all of the rental income received from our tenants and SIR’s other tenants was deposited in and commingled with SIR’s general funds during the periods presented. General and administrative costs of SIR were primarily allocated to us based on the historical cost of our real estate investments as a percentage of SIR’s historical cost of all of its real estate investments. In accordance with applicable accounting guidance, we believe this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if we operated as a standalone company and those differences may be material.

Real Estate Properties. We have presented our Initial Properties at their historical cost basis. Our real estate investments in lands are not depreciated. We calculate depreciation on other real estate investments on a straight line basis over estimated useful lives generally ranging from seven to 40 years.

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine that renewal to be probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $390, $403 and $486 during the years ended December 31, 2017, 2016 and 2015, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or lease origination value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $8,824, $8,823 and $8,193 during the years ended December 31, 2017, 2016 and 2015, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

As of December 31, 2017 and 2016, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2017	2016
Acquired real estate leases:
Capitalized above market lease values	$30,104	$30,368
Less: accumulated amortization	(16,440)	(15,005)
Capitalized above market lease values, net	13,664	15,363

Lease origination value	93,646	93,684
Less: accumulated amortization	(28,207)	(19,422)
Lease origination value, net	65,439	74,262
Acquired real estate leases, net	$79,103	$89,625

Assumed real estate lease obligations:
Capitalized below market lease values	$34,786	$34,803
Less: accumulated amortization	(14,402)	(12,331)
Assumed real estate lease obligations, net	$20,384	$22,472

As of December 31, 2017, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 11.2 years, 8.6 years, and 13.7 years, respectively.  Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2017 are estimated to be $8,367 in 2018, $8,218 in 2019, $8,024 in 2020, $7,722 in 2021, $7,591 in 2022 and $18,797 thereafter.

We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. No impairments exist on any of our properties as of December 31, 2017 and 2016.

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate such costs and we have not recognized a liability in our consolidated financial statements for these costs.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of December 31, 2017 and 2016, accrued environmental remediation costs of $7,002 and $7,160, respectively, were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income.

Capitalization Policy. Costs directly related to the development of properties are capitalized. We capitalize development costs, including interest, real estate taxes, insurance, and other project costs, incurred during the period of development. Determinations of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involve judgments. We begin the capitalization of costs during the pre-construction period, which we consider to begin when activities that are necessary to the development of the property commence. We consider a development project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. No construction related development costs were capitalized by us during the periods presented in our consolidated financial statements.

Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $8,379 and $7,892 at December 31, 2017 and 2016, respectively, and accumulated amortization of deferred leasing costs totaled $3,125 and $2,495 at December 31, 2017 and 2016, respectively. Included in deferred leasing costs at December 31, 2017, was $22 of estimated costs associated with leases under negotiation. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2017, are estimated to be $764 in 2018, $720 in 2019, $638 in 2020, $550 in 2021, $430 in 2022 and $2,152 thereafter.

Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. As of December 31, 2017, we had debt issuance costs for our revolving credit facility totaling $1,724. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility as of December 31, 2017 is estimated to be $431 for each year from 2018 through 2021.

Other Assets. Other assets consist primarily of costs related to our formation and preparation for the IPO, debt issuance costs, prepaid insurance and prepaid real estate taxes.

Revenue Recognition. Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized for the years ended December 31, 2017, 2016 and 2015 totaled $650, $846 and $1,468, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or if it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants’ payment histories and current credit profiles, as well as other considerations.

Income Taxes. Until January 17, 2018, we were a wholly owned subsidiary of SIR, which is taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, until January 17, 2018, we were a qualified REIT subsidiary and a disregarded entity for tax purposes. We intend to qualify for taxation as a REIT under the IRC for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2018 and to maintain such qualification thereafter. Accordingly, we generally are not, and will not be, subject to U.S. federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We may, however, be subject to certain state and local taxes.

Use of Estimates. Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the assessments of the carrying values and impairments of long lived assets.

Ownership Interest. For the periods presented, our investment activities have been financed by SIR. Amounts invested in or advanced to us do not carry interest and have no specific repayment terms.

Earnings Per Common Share. We calculate earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per share equal diluted earnings per share as there are no common share equivalent securities outstanding.

In connection with our formation and SIR’s contribution of our Initial Properties to us, we issued 45,000,000 of our common shares to SIR. All such shares and per share amounts for all periods presented in the accompanying consolidated financial statements and notes hereto have been adjusted retroactively, where applicable, to reflect this share issuance.

Reclassifications. Reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation. For the years ended December 31, 2016 and 2015, we reclassified $265 and $130, respectively, from other operating expenses to general and administrative expenses in our consolidated statements of comprehensive income.

New Accounting Pronouncements. On January 1, 2017, we adopted FASB Accounting Standards Update, or ASU, No. 2017-01, Clarifying the Definition of a Business. This update provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of a business. This update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. As a result of the implementation of this update, certain property acquisitions which under previous guidance were accounted for as business combinations are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under previous guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have evaluated ASU No. 2014-09 (and related clarifying guidance issued by the FASB); and the adoption will not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements. We will adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for all prospective interim and annual periods beginning after December 15, 2017. We do not expect the adoption of ASU No. 2016-01 to have a material impact in our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our consolidated financial statements.

Note 3. Real Estate Properties
As of December 31, 2017, we owned 266 properties with a total of approximately 28,540,000 rentable square feet, including 16,834,000 rentable square feet of primarily industrial lands in Hawaii and approximately 11,706,000 rentable square feet of industrial properties in 24 other states. As discussed in Note 1, SIR contributed these properties to us on September 29, 2017.

2017 Acquisitions:
On January 13, 2017, we acquired a land parcel adjacent to one of our properties located in McAlester, OK for $281, including $55 of acquisition related costs. In September 2017, we substantially completed the development of a 35,000 square foot expansion for the tenant at our McAlester, OK property which is located on this adjacent parcel.
2015 Acquisitions:
On January 29, 2015, we acquired a portfolio of 31 properties with a combined 9,144,897 square feet for an aggregate purchase price of $603,508, excluding acquisition related costs, from Cole Corporate Income Trust, Inc., or CCIT, pursuant to SIR’s Agreement and Plan of Merger with CCIT. We accounted for this acquisition as a business combination and allocated the purchase price of this acquisition based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Assumed	Assumed
		Number					Acquired	Real Estate	Mortgage	Assumed
		of	Square	Purchase		Building and	Real Estate	Lease	Notes	Working
Date	Location	Properties	Feet	Price (1)	Land	Improvements	Leases	Obligations	Payable (2)	Capital, Net
January 29, 2015	Various	31	9,144,897	$603,508	$50,429	$546,128	$84,098	$(11,388)	$(64,837)	$(922)

(1)	Purchase price excludes acquisition related costs.

(2)	Includes the fair value adjustment totaling $1,727 on $63,110 of mortgage principal.

2017 Tenant Improvements and Leasing Costs:
We committed $1,252 for expenditures related to tenant improvements and leasing costs for approximately 963,000 square feet of leases executed during 2017. Committed but unspent tenant related obligations under existing leases as of December 31, 2017 were $278.
Future Minimum Lease Payments:
The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2017 are as follows:

Minimum
Lease
Year	Payment
2018	$131,202
2019	131,730
2020	129,284
2021	126,856
2022	121,408
Thereafter	973,105
$1,613,585
Note 4. Tenant and Geographic Concentration and Segment Information

We operate in one business segment: ownership and leasing of properties that include buildings and leased industrial lands. For the years ended December 31, 2017, 2016 and 2015, approximately 60.2%, 59.5% and 60.7%, respectively, of our total revenues were from our Hawaii Properties. In addition, two subsidiaries of Amazon.com, Inc., which are tenants of our Mainland Properties, accounted for $15,938, $16,063 and $14,930 of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 5. Indebtedness

As of December 31, 2017 and 2016, our outstanding indebtedness consisted of the following:

	December 31,
	2017	2016
Revolving credit facility, due in 2021 (1)	$750,000	$—
Mortgage note payable, 4.50%, due in 2019 (2) (3)	—	1,984
Mortgage note payable, 3.87%, due in 2020 (2) (3)	—	12,360
Mortgage note payable, 3.99%, due in 2020 (2)	48,750	48,750
Unamortized debt premiums	677	1,175
Carrying value	$799,427	$64,269

(1)
We repaid certain amounts outstanding under our revolving credit facility on January 17, 2018 with part of the $435,900 of net proceeds from the IPO. Upon completion of the IPO, the maturity date of our revolving credit facility was extended to December 29, 2021 and we have the option to extend the maturity date for two six month periods through December 29, 2022.

(2)
We assumed these mortgage notes in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgage notes at estimated fair value on the date of acquisition. We amortize the fair value premiums to interest expense over the respective terms of the mortgage notes to reduce interest expense to the estimated market interest rates as of the date of acquisition.

(3)	SIR prepaid these mortgage notes on our behalf on December 29, 2017.

On December 29, 2017, we obtained a $750,000 secured revolving credit facility which initially had a maturity date of March 29, 2018. As of December 31, 2017, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 140 basis points. Upon the completion of the IPO, our secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Following the IPO, borrowings under our revolving credit facility are available for our general business purposes, including acquisitions. We have the option to extend the maturity date of our revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. Interest on borrowings under our revolving credit facility will be calculated at floating rates based on LIBOR plus a premium that will vary based on our leverage ratio. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of December 31, 2017 and March 27, 2018, we had $750,000 and $302,000, respectively, outstanding under our revolving credit facility and zero and $448,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at December 31, 2017.

As of December 31, 2017, the principal amount outstanding under our mortgage note was $48,750. This mortgage note was secured by one of our properties with a net book value of $66,588. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2017 are as follows:

	Principal
Year	Payment
2018	$—
2019	—
2020	48,750
2021	750,000
2022	—
Thereafter	—
	$798,750	(1)

(1)	Total debt outstanding as of December 31, 2017, including unamortized debt premiums was $799,427.

Note 6. Fair Value of Assets and Liabilities

Our financial instruments include rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due to related persons. At December 31, 2017 and 2016, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature of variable interest rates, except for our mortgage notes payable, as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$49,427	$48,919	$64,269	$63,619

(1)	Includes unamortized premiums of $677 and $1,175 as of December 31, 2017 and 2016, respectively.

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them. RMR LLC is a majority owned subsidiary of RMR Inc. ABP Trust is the controlling shareholder of RMR Inc. One of our Managing Trustees, Adam Portnoy, is the sole trustee of, and owns beneficial interest in, ABP Trust. Our former Managing Trustee, Barry Portnoy, served as a trustee and owned a majority of the beneficial interest in ABP Trust until his death on February 25, 2018. Adam Portnoy is a managing director and an officer and, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is an officer of RMR LLC. Adam Portnoy, as the sole trustee of ABP Trust, beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves, and, until his death, Barry Portnoy served, as a managing director or managing trustee of all of the public companies to which RMR LLC or its subsidiaries provide management services, including SIR. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services, including SIR. Our other current Managing Trustee and President and Chief Operating Officer also serves as the chief financial officer and treasurer of SIR and as an officer of RMR LLC.

Note 8. Certain Historical Arrangements and Operations Prior to the IPO

In connection with the IPO, on September 29, 2017, SIR contributed to us 266 properties with a total of approximately 28,540,000 rentable square feet, including 16,834,000 rentable square feet of primarily industrial lands in Hawaii and approximately 11,706,000 rentable square feet of industrial and logistics properties in 24 other states. In connection with our formation and this contribution from SIR, we issued to SIR 45,000,000 of our common shares and the SIR Note, and we assumed three mortgage notes totaling $63,069, as of September 30, 2017, that were secured by three of our Initial Properties. In December 2017, we obtained a $750,000 secured revolving credit facility, and we used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14,319 that had encumbered two of our Initial Properties. See Note 11 for further information regarding the IPO.

Neither we nor SIR have any employees. As a wholly owned subsidiary of SIR, until the closing of the IPO, we had historically received services from RMR LLC under SIR’s management agreements with RMR LLC. In connection with the IPO, we entered two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.

During the years ended December 31, 2017, 2016 and 2015, the base management fees paid by SIR to RMR LLC were calculated based on a formula amount equal to the lesser of: (i) the historical cost of SIR’s properties; and (ii) the average market capitalization of SIR, as defined in SIR’s business management agreement with RMR LLC, and RMR LLC was eligible to receive an annual incentive management fee based on SIR’s total shareholder returns. For all periods presented in our consolidated financial statements, base management fees have been calculated based on the historical cost of our properties. Base management fees allocated to us for the years ended December 31, 2017, 2016 and 2015 were $6,823, $6,789 and $6,668, respectively, and incentive management fees allocated to us, based on the percentage of our base management fees compared to the total base management fees paid by SIR, for the year ended December 31, 2017 were $7,660. No incentive management fees were payable by SIR for the years ended December 31, 2016 and 2015. General and administrative expenses incurred by SIR, which were not directly allocated to us and which include our share of costs of the internal audit function provided by RMR LLC to the companies it or its subsidiaries manage, were allocated to us based on the percentage of our base management fees compared to the total base management fees paid by SIR. The amounts allocated for internal audit costs for the years ended December 31, 2017, 2016 and 2015 were $84, $74 and $83, respectively.

RMR LLC is also paid by SIR property management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees allocated to us for the years ended December 31, 2017, 2016 and 2015 were $4,244, $4,182 and $4,156, respectively. These amounts were calculated based upon services provided at or for our Initial Properties. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. The total of these property management related reimbursements paid to RMR LLC for costs incurred by RMR LLC related to our Initial Properties for the years ended December 31, 2017, 2016 and 2015 were $2,512, $2,448 and $1,605, respectively. These amounts are included in other operating expenses in our consolidated financial statements for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our owned properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR LLC who perform our internal audit function.

SIR has historically insured our properties through a combined property insurance program arranged and insured or reinsured in part by Affiliates Insurance Company, an Indiana insurance company, or AIC, owned by SIR, ABP Trust and five other companies to which RMR LLC provides management services. The annual insurance premiums, including taxes and fees, of $320, $351 and $517, were allocated to us for insurance applicable to our Initial Properties in this insurance program for the policy years ended June 30, 2018, 2017 and 2016, respectively. These amounts were adjusted from time to time during each policy year as SIR acquired or disposed of properties that were included in this insurance program.

SIR, RMR Inc., and certain other companies to which RMR LLC or its subsidiaries provide management services have historically participated in a combined directors’ and officers’ liability insurance policy. The cost of this insurance SIR allocated to us was $116, $93 and $52 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expenses in our consolidated statements of comprehensive income.

See Notes 9 and 11 for further information regarding our relationship, agreements and transactions with RMR LLC and SIR.

Note 9. Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. On January 17, 2018, we entered two management agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Notes 7 and 8 for further information regarding our relationship, agreements and transactions with RMR LLC prior to the IPO.

Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, which includes our Initial Properties we acquired from SIR, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves.

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12% of the product of:

–
if the relevant measurement period ends on or before December 31, 2020, $1,560,000 (our equity market capitalization as calculated at the IPO) or, if the relevant measurement period ends thereafter, our equity market capitalization on the last trading day of the calendar year immediately prior to the relevant measurement period, and

–
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Equity Index, or the benchmark return per share, for the relevant measurement period.

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) if the measurement period ends on or before December 31, 2020, $24.00 per common share or, if the measurement period ends after December 31, 2020, the closing price of our common shares on Nasdaq on the last trading day of the year immediately before the first year of the measurement period from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

◦	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦
The measurement periods are generally three year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2020 (the period beginning on January 12, 2018, the first day our common shares began trading, and ending on December 31, 2020), 2019 (the period beginning on January 12, 2018 and ending on December 31, 2019) and 2018 (the period beginning on January 12, 2018 and ending on December 31, 2018).

◦
If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Equity Index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Equity Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Equity Index.

◦
The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

◦
Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2037, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

•
Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.

•
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.

•
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter into agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

•
Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.

Note 10. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2017 and 2016:

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$39,440	$38,605	$39,066	$39,395
Net income	$20,356	$21,575	$22,903	$15,269
Net income per common share - basic and diluted	$0.45	$0.48	$0.51	$0.34

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$39,220	$37,956	$38,075	$38,059
Net income	$22,339	$21,650	$21,006	$21,903
Net income per common share - basic and diluted	$0.50	$0.48	$0.47	$0.49

Note 11. Subsequent Events

Initial Public Offering:

On January 11, 2018, we priced the IPO, consisting of 20,000,000 common shares, at a price to the public of $24.00 per common share, for a total of $480,000 in gross proceeds. In connection with the IPO, we entered into various agreements and arrangements, including the following:

Underwriting Agreement. On January 11, 2018, we, RMR LLC and the representatives of the several underwriters named therein entered an underwriting agreement, or the Underwriting Agreement, providing for the offer and sale by us, and the purchase by the several underwriters named therein, of 20,000,000 common shares at a price to the public of $24.00 per common share. We have agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to payments the underwriters may be required to make because of any of those liabilities. Under the Underwriting Agreement, subject to certain exceptions, we may not, without the prior written approval of the designated underwriter, offer, sell, contact to sell, pledge, or otherwise dispose of, directly or indirectly, or hedge common shares or securities convertible into or exchangeable or exercisable for common shares until after July 10, 2018.

Transaction Agreement. On January 17, 2018, we and SIR entered a transaction agreement, or the Transaction Agreement, to govern our relationship with SIR. Pursuant to the Transaction Agreement:

•	our current assets and current liabilities were settled between SIR (for the periods ending on and before the closing of the IPO) and us (for periods ending after the closing of the IPO);

•
SIR will indemnify us with respect to any of its liabilities, and we will indemnify SIR with respect to any of our liabilities, after giving effect to the settlement between us and SIR of our current assets and current liabilities; and

•
we and SIR will cooperate to enforce the ownership limitations in our and its respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the IRC and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

Registration Rights Agreement. On January 17, 2018, we and SIR entered a registration rights agreement, or the Registration Rights Agreement.  The Registration Rights Agreement grants SIR demand and piggyback registration rights, subject to certain limitations, with respect to our common shares owned by SIR, which SIR may exercise after July 16, 2018.

Other:

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 9 for further information regarding our management agreements with RMR LLC.

SIR. Until January 17, 2018, we were a wholly owned subsidiary of SIR. In connection with the IPO, we and SIR entered the Transaction Agreement. See Note 8 for further information regarding our relationship, agreements and transactions with SIR.

AIC. ABP Trust, SIR and five other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. All of our Trustees (other than John Popeo) and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. John Popeo also serves as treasurer of AIC.

SIR and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We will pay to SIR our pro rata costs of the portion of the insurance policy covering our Initial Properties for the remainder of the insurance policy. See Note 8 for further information.

Directors’ and Officers’ Liability Insurance. SIR, RMR Inc. and certain other companies to which RMR LLC or its subsidiaries provide management services participate in a combined directors’ and officers’ liability insurance policy. This combined policy expires in September 2019. As a majority owned subsidiary of SIR, we are provided coverage under this policy.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017
(dollars in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
Year ended December 31, 2015:
Allowance for doubtful accounts	$1,147	$(486)	$(248)	$413
Year ended December 31, 2016:
Allowance for doubtful accounts	$413	$257	$(87)	$583
Year ended December 31, 2017:
Allowance for doubtful accounts	$583	704	(46)	$1,241

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1.	4501 Industrial Drive	Fort Smith	AR	Mainland Industrial	$—	$900	$3,485	—	$900	$3,485	$4,385	$254	1/29/2015	2013
2.	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Industrial	—	800	7,412	—	800	7,412	8,212	540	1/29/2015	2012
3./4.	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Industrial	—	3,100	12,955	46	3,100	13,001	16,101	964	1/29/2015	1973
5.	150 Greenhorn Drive	Pueblo	CO	Mainland Industrial	—	200	4,177	—	200	4,177	4,377	305	1/29/2015	2013
6.	2 Tower Drive	Wallingford	CT	Mainland Industrial	—	1,471	2,165	8	1,471	2,173	3,644	615	10/24/2006	1978
7.	235 Great Pond Drive	Windsor	CT	Mainland Industrial	—	2,400	9,469	—	2,400	9,469	11,869	1,282	7/20/2012	2004
8.	2100 NW 82nd Avenue	Miami	FL	Mainland Industrial	—	144	1,297	454	144	1,751	1,895	702	3/19/1998	1987
9.	1000 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	2,252	—	—	2,252	—	2,252	—	12/5/2003	—
10.	1001 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	15,155	3,312	91	15,155	3,403	18,558	1,183	12/5/2003	—
11.	1024 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	1,818	—	—	1,818	—	1,818	—	12/5/2003	—
12.	1024 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,385	—	—	1,385	—	1,385	—	12/5/2003	—
13.	1027 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	5,444	—	—	5,444	—	5,444	—	12/5/2003	—
14.	1030 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	5,655	—	—	5,655	—	5,655	—	12/5/2003	—
15.	1038 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	2,576	—	—	2,576	—	2,576	—	12/5/2003	—
16.	1045 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	819	—	—	819	—	819	—	12/5/2003	—
17.	1050 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	1,404	873	—	1,404	873	2,277	307	12/5/2003	—
18.	1052 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,703	—	240	1,703	240	1,943	74	12/5/2003	—
19.	1055 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,216	—	—	1,216	—	1,216	—	12/5/2003	—
20.	106 Puuhale Road	Honolulu	HI	Hawaii Building	—	1,113	—	229	1,113	229	1,342	43	12/5/2003	1966
21.	1062 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	1,049	599	—	1,049	599	1,648	210	12/5/2003	—
22.	1122 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	5,782	—	—	5,782	—	5,782	—	12/5/2003	—
23.	113 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	3,729	—	—	3,729	—	3,729	—	12/5/2003	—
24.	1150 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	2,445	—	—	2,445	—	2,445	—	12/5/2003	—
25.	120 Mokauea Street	Honolulu	HI	Hawaii Building	—	1,953	—	655	1,953	655	2,608	82	12/5/2003	1970
26.	120 Sand Island Access Road	Honolulu	HI	Hawaii Building	—	1,130	11,307	1,298	1,130	12,605	13,735	4,003	11/23/2004	2004
27.	120B Mokauea Street	Honolulu	HI	Hawaii Building	—	1,953	—	—	1,953	—	1,953	—	12/5/2003	1970
28.	125 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	1,630	—	—	1,630	—	1,630	—	12/5/2003	—
29.	125B Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,815	—	—	2,815	—	2,815	—	12/5/2003	—
30.	1330 Pali Highway	Honolulu	HI	Hawaii Land and Easement	—	1,423	—	—	1,423	—	1,423	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
31.	1360 Pali Highway	Honolulu	HI	Hawaii Land and Easement	—	9,170	—	161	9,170	161	9,331	92	12/5/2003	—
32.	140 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	1,100	—	—	1,100	—	1,100	—	12/5/2003	—
33.	142 Mokauea Street	Honolulu	HI	Hawaii Building	—	2,182	—	1,455	2,182	1,455	3,637	318	12/5/2003	1972
34.	148 Mokauea Street	Honolulu	HI	Hawaii Land and Easement	—	3,476	—	—	3,476	—	3,476	—	12/5/2003	—
35.	150 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	4,887	—	—	4,887	—	4,887	—	12/5/2003	—
36.	151 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	1,956	—	—	1,956	—	1,956	—	12/5/2003	—
37.	158 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	2,488	—	—	2,488	—	2,488	—	12/5/2003	—
38.	165 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	758	—	—	758	—	758	—	12/5/2003	—
39.	179 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	2,480	—	—	2,480	—	2,480	—	12/5/2003	—
40.	180 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,655	—	—	1,655	—	1,655	—	12/5/2003	—
41.	1926 Auiki Street	Honolulu	HI	Hawaii Building	—	2,872	—	1,534	2,874	1,532	4,406	418	12/5/2003	1959
42.	1931 Kahai Street	Honolulu	HI	Hawaii Land and Easement	—	3,779	—	—	3,779	—	3,779	—	12/5/2003	—
43.	197 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,238	—	—	1,238	—	1,238	—	12/5/2003	—
44.	2001 Kahai Street	Honolulu	HI	Hawaii Land and Easement	—	1,091	—	—	1,091	—	1,091	—	12/5/2003	—
45.	2019 Kahai Street	Honolulu	HI	Hawaii Land and Easement	—	1,377	—	—	1,377	—	1,377	—	12/5/2003	—
46.	2020 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	2,385	—	—	2,385	—	2,385	—	12/5/2003	—
47.	204 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,689	—	—	1,689	—	1,689	—	12/5/2003	—
48.	207 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,024	—	—	2,024	—	2,024	—	12/5/2003	—
49.	2103 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	3,212	—	—	3,212	—	3,212	—	12/5/2003	—
50.	2106 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	1,568	—	169	1,568	169	1,737	55	12/5/2003	—
51.	2110 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	837	—	—	837	—	837	—	12/5/2003	—
52.	212 Mohonua Place	Honolulu	HI	Hawaii Land and Easement	—	1,067	—	—	1,067	—	1,067	—	12/5/2003	—
53.	2122 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	1,365	—	—	1,365	—	1,365	—	12/5/2003	—
54.	2127 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	2,906	—	97	2,906	97	3,003	18	12/5/2003	—
55.	2135 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	825	—	—	825	—	825	—	12/5/2003	—
56.	2139 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	885	—	—	885	—	885	—	12/5/2003	—
57.	214 Sand Island Access Road	Honolulu	HI	Hawaii Building	—	1,864	—	403	1,864	403	2,267	29	12/5/2003	1981
58.	2140 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	931	—	—	931	—	931	—	12/5/2003	—
59.	2144 Auiki Street	Honolulu	HI	Hawaii Building	—	2,640	—	6,857	2,640	6,857	9,497	1,867	12/5/2003	1953

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
60.	215 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,117	—	—	2,117	—	2,117	—	12/5/2003	—
61.	218 Mohonua Place	Honolulu	HI	Hawaii Land and Easement	—	1,741	—	—	1,741	—	1,741	—	12/5/2003	—
62.	220 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,619	—	—	2,619	—	2,619	—	12/5/2003	—
63.	2250 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	3,862	—	—	3,862	—	3,862	—	12/5/2003	—
64.	2264 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	1,632	—	—	1,632	—	1,632	—	12/5/2003	—
65.	2276 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	1,619	—	—	1,619	—	1,619	—	12/5/2003	—
66.	228 Mohonua Place	Honolulu	HI	Hawaii Land and Easement	—	1,865	—	—	1,865	—	1,865	—	12/5/2003	—
67.	2308 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	3,314	—	—	3,314	—	3,314	—	12/5/2003	—
68.	231 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	752	—	—	752	—	752	—	12/5/2003	—
69.	231B Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,539	—	—	1,539	—	1,539	—	12/5/2003	—
70.	2344 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	6,709	—	—	6,709	—	6,709	—	12/5/2003	—
71.	238 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	2,273	—	—	2,273	—	2,273	—	12/5/2003	—
72.	2635 Waiwai Loop A	Honolulu	HI	Hawaii Land and Easement	—	934	350	—	934	350	1,284	123	12/5/2003	—
73.	2635 Waiwai Loop B	Honolulu	HI	Hawaii Land and Easement	—	1,177	105	—	1,177	105	1,282	37	12/5/2003	—
74.	2760 Kam Highway	Honolulu	HI	Hawaii Land and Easement	—	703	—	—	703	—	703	—	12/5/2003	—
75.	2804 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	1,775	2	—	1,775	2	1,777	2	12/5/2003	—
76.	2806 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
77.	2808 Kam Highway	Honolulu	HI	Hawaii Land and Easement	—	310	—	—	310	—	310	—	12/5/2003	—
78.	2809 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,837	—	—	1,837	—	1,837	—	12/5/2003	—
79.	2810 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	3,340	—	—	3,340	—	3,340	—	12/5/2003	—
80.	2810 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	27,699	—	—	27,699	—	27,699	—	12/5/2003	—
81.	2812 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	2	—	1,801	2	1,803	2	12/5/2003	—
82.	2814 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	1,925	—	—	1,925	—	1,925	—	12/5/2003	—
83.	2815 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,818	—	6	1,818	6	1,824	2	12/5/2003	—
84.	2815 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	287	—	—	287	—	287	—	12/5/2003	—
85.	2816 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,009	27	—	1,009	27	1,036	10	12/5/2003	—
86.	2819 Mokumoa Street - A	Honolulu	HI	Hawaii Land and Easement	—	1,821	—	—	1,821	—	1,821	—	12/5/2003	—
87.	2819 Mokumoa Street - B	Honolulu	HI	Hawaii Land and Easement	—	1,816	—	—	1,816	—	1,816	—	12/5/2003	—
88.	2819 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,090	—	34	2,090	34	2,124	8	12/5/2003	—
89.	2821 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	287	—	—	287	—	287	—	12/5/2003	—
90.	2826 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	3,921	—	—	3,921	—	3,921	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
91.	2827 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
92.	2828 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	12,448	—	—	12,448	—	12,448	—	12/5/2003	—
93.	2829 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,720	3	—	1,720	3	1,723	2	12/5/2003	—
94.	2928 Kaihikapu Street - A	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
95.	2829 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	287	—	—	287	—	287	—	12/5/2003	—
96.	2829 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
97.	2830 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,146	—	—	2,146	—	2,146	—	12/5/2003	—
98.	2831 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	860	—	—	860	—	860	—	12/5/2003	—
99.	2831 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,272	529	55	1,272	584	1,856	204	12/5/2003	—
100.	2833 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	601	—	—	601	—	601	—	12/5/2003	—
101.	2833 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	1,701	—	—	1,701	—	1,701	—	12/5/2003	—
102.	2833 Paa Street #2	Honolulu	HI	Hawaii Land and Easement	—	1,675	—	—	1,675	—	1,675	—	12/5/2003	—
103.	2836 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,353	—	—	1,353	—	1,353	—	12/5/2003	—
104.	2838 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	4,262	—	—	4,262	—	4,262	—	12/5/2003	—
105.	2839 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	627	—	—	627	—	627	—	12/5/2003	—
106.	2839 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,942	—	—	1,942	—	1,942	—	12/5/2003	—
107.	2840 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,149	—	—	2,149	—	2,149	—	12/5/2003	—
108.	2841 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
109.	2844 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,960	14	—	1,960	14	1,974	11	12/5/2003	—
110.	2846-A Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,181	954	—	2,181	954	3,135	335	12/5/2003	—
111.	2847 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	582	303	—	582	303	885	106	12/5/2003	—
112.	2849 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	860	—	—	860	—	860	—	12/5/2003	—
113.	2850 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	286	172	—	286	172	458	61	12/5/2003	—
114.	2850 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,143	—	—	2,143	—	2,143	—	12/5/2003	—
115.	2850 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	22,827	—	—	22,827	—	22,827	—	12/5/2003	—
116.	2855 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
117.	2855 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
118.	2857 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	983	—	—	983	—	983	—	12/5/2003	—
119.	2858 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
120.	2861 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	3,867	—	—	3,867	—	3,867	—	12/5/2003	—
121.	2864 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,836	—	7	1,836	7	1,843	3	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
122.	2864 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,092	—	—	2,092	—	2,092	—	12/5/2003	—
123.	2865 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
124.	2868 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
125.	2869 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,794	—	—	1,794	—	1,794	—	12/5/2003	—
126.	2875 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	1,330	—	—	1,330	—	1,330	—	12/5/2003	—
127.	2879 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,789	—	—	1,789	—	1,789	—	12/5/2003	—
128.	2879 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	1,691	—	45	1,691	45	1,736	10	12/5/2003	—
129.	2886 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	2,205	—	—	2,205	—	2,205	—	12/5/2003	—
130.	2889 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,783	—	—	1,783	—	1,783	—	12/5/2003	—
131.	2906 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,814	2	—	1,814	2	1,816	1	12/5/2003	—
132.	2908 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,798	12	—	1,798	12	1,810	1	12/5/2003	—
133.	2915 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	2,579	—	—	2,579	—	2,579	—	12/5/2003	—
134.	2927 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,778	—	—	1,778	—	1,778	—	12/5/2003	—
135.	2928 Kaihikapu Street - B	Honolulu	HI	Hawaii Land and Easement	—	1,948	—	—	1,948	—	1,948	—	12/5/2003	—
136.	2960 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,977	—	—	1,977	—	1,977	—	12/5/2003	—
137.	2965 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,140	—	—	2,140	—	2,140	—	12/5/2003	—
138.	2969 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	4,038	15	—	4,038	15	4,053	8	12/5/2003	—
139.	2970 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,722	—	—	1,722	—	1,722	—	12/5/2003	—
140.	33 S. Vineyard Boulevard	Honolulu	HI	Hawaii Land and Easement	—	844	—	6	844	6	850	5	12/5/2003	—
141.	525 N. King Street	Honolulu	HI	Hawaii Land and Easement	—	1,342	—	—	1,342	—	1,342	—	12/5/2003	—
142.	609 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	616	—	8	616	8	624	4	12/5/2003	—
143.	619 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,401	2	12	1,401	14	1,415	—	12/5/2003	—
144.	645 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	882	—	—	882	—	882	—	12/5/2003	—
145.	659 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	860	20	—	860	20	880	15	12/5/2003	—
146.	659 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
147.	660 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,783	3	—	1,783	3	1,786	2	12/5/2003	—
148.	667 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	860	2	—	860	2	862	2	12/5/2003	—
149.	669 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	14	83	1,801	97	1,898	37	12/5/2003	—
150.	673 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
151.	675 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,081	—	—	1,081	—	1,081	—	12/5/2003	—
152.	679 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	1,807	3	—	1,807	3	1,810	2	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
153.	685 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
154.	673 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	20	—	1,801	20	1,821	15	12/5/2003	—
155.	692 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,798	—	—	1,798	—	1,798	—	12/5/2003	—
156.	697 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	994	811	—	994	811	1,805	286	12/5/2003	—
157.	702 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,783	4	—	1,783	4	1,787	3	12/5/2003	—
158.	704 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	2,390	685	—	2,390	685	3,075	241	12/5/2003	—
159.	709 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
160.	719 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,960	—	—	1,960	—	1,960	—	12/5/2003	—
161.	729 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
162.	733 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	3,403	—	—	3,403	—	3,403	—	12/5/2003	—
163.	739 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
164.	759 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	1,766	3	—	1,766	3	1,769	2	12/5/2003	—
165.	761 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,757	1	—	3,757	1	3,758	1	12/5/2003	—
166.	766 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
167.	770 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
168.	789 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	2,608	3	—	2,608	3	2,611	2	12/5/2003	—
169.	80 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	7,972	—	—	7,972	—	7,972	—	12/5/2003	—
170.	803 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,804	—	—	3,804	—	3,804	—	12/5/2003	—
171.	808 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,279	—	—	3,279	—	3,279	—	12/5/2003	—
172.	812 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,960	25	628	2,613	—	2,613	—	12/5/2003	—
173.	819 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	4,821	583	30	4,821	613	5,434	215	12/5/2003	—
174.	822 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,795	15	—	1,795	15	1,810	12	12/5/2003	—
175.	830 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	25	—	1,801	25	1,826	18	12/5/2003	—
176.	842 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,795	14	—	1,795	14	1,809	10	12/5/2003	—
177.	846 Ala Lilikoi Boulevard B	Honolulu	HI	Hawaii Land and Easement	—	234	—	—	234	—	234	—	12/5/2003	—
178.	848 Ala Lilikoi Boulevard A	Honolulu	HI	Hawaii Land and Easement	—	9,426	—	—	9,426	—	9,426	—	12/5/2003	—
179.	850 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	2,682	2	—	2,682	2	2,684	2	12/5/2003	—
180.	852 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
181.	855 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,834	—	—	1,834	—	1,834	—	12/5/2003	—
182.	841 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	3,265	—	—	3,265	—	3,265	—	12/5/2003	—
183.	865 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,846	—	—	1,846	—	1,846	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
184.	889 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	5,888	315	—	5,888	315	6,203	40	11/21/2012	—
185.	905 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,148	—	—	1,148	—	1,148	—	12/5/2003	—
186.	918 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,820	—	—	3,820	—	3,820	—	12/5/2003	—
187.	930 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	3,654	—	—	3,654	—	3,654	—	12/5/2003	—
188.	944 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,219	—	—	1,219	—	1,219	—	12/5/2003	—
189.	949 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	11,568	—	—	11,568	—	11,568	—	12/5/2003	—
190.	950 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,724	—	—	1,724	—	1,724	—	12/5/2003	—
191.	960 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	614	—	—	614	—	614	—	12/5/2003	—
192.	960 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,933	—	—	1,933	—	1,933	—	12/5/2003	—
193.	970 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	817	—	—	817	—	817	—	12/5/2003	—
194.	91-027 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	2,667	—	—	2,667	—	2,667	—	6/15/2005	—
195.	91-064 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	1,826	—	—	1,826	—	1,826	—	6/15/2005	—
196.	91-080 Hanua	Kapolei	HI	Hawaii Land and Easement	—	2,187	—	—	2,187	—	2,187	—	6/15/2005	—
197.	91-083 Hanua	Kapolei	HI	Hawaii Land and Easement	—	716	—	—	716	—	716	—	6/15/2005	—
198.	91-086 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	13,884	—	—	13,884	—	13,884	—	6/15/2005	—
199.	91-087 Hanua	Kapolei	HI	Hawaii Land and Easement	—	381	—	—	381	—	381	—	6/15/2005	—
200.	91-091 Hanua	Kapolei	HI	Hawaii Land and Easement	—	552	—	—	552	—	552	—	6/15/2005	—
201.	91-102 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	1,599	—	—	1,599	—	1,599	—	6/15/2005	—
202.	91-110 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	1,293	—	—	1,293	—	1,293	—	6/15/2005	—
203.	91-119 Olai	Kapolei	HI	Hawaii Land and Easement	—	1,981	—	—	1,981	—	1,981	—	6/15/2005	—
204.	91-210 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	567	—	—	567	—	567	—	6/15/2005	—
205.	91-141 Kalaeloa	Kapolei	HI	Hawaii Land and Easement	—	11,624	—	—	11,624	—	11,624	—	6/15/2005	—
206.	91-150 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	3,159	—	—	3,159	—	3,159	—	6/15/2005	—
207.	91-171 Olai	Kapolei	HI	Hawaii Land and Easement	—	218	—	12	218	12	230	—	6/15/2005	—
208.	91-174 Olai	Kapolei	HI	Hawaii Land and Easement	—	962	—	47	962	47	1,009	13	6/15/2005	—
209.	91-175 Olai	Kapolei	HI	Hawaii Land and Easement	—	1,243	—	43	1,243	43	1,286	15	6/15/2005	—
210.	91-185 Kalaeloa	Kapolei	HI	Hawaii Land and Easement	—	1,761	—	—	1,761	—	1,761	—	6/15/2005	—
211.	91-202 Kalaeloa	Kapolei	HI	Hawaii Building	—	1,722	—	326	1,722	326	2,048	37	6/15/2005	1964
212.	91-210 Olai	Kapolei	HI	Hawaii Land and Easement	—	706	—	—	706	—	706	—	6/15/2005	—
213.	91-218 Olai	Kapolei	HI	Hawaii Land and Easement	—	1,622	—	62	1,622	62	1,684	14	6/15/2005	—
214.	91-220 Kalaeloa	Kapolei	HI	Hawaii Building	—	242	1,457	172	242	1,629	1,871	492	6/15/2005	1991

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
215.	91-222 Olai	Kapolei	HI	Hawaii Land and Easement	—	2,035	—	—	2,035	—	2,035	—	6/15/2005	—
216.	91-238 Kauhi	Kapolei	HI	Hawaii Building	—	1,390	—	9,209	1,390	9,209	10,599	2,374	6/15/2005	1981
217.	91-241 Kalaeloa	Kapolei	HI	Hawaii Building	—	426	3,983	828	426	4,811	5,237	1,434	6/15/2005	1990
218.	91-250 Komohana	Kapolei	HI	Hawaii Land and Easement	—	1,506	—	—	1,506	—	1,506	—	6/15/2005	—
219.	91-252 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	536	—	—	536	—	536	—	6/15/2005	—
220.	91-255 Hanua	Kapolei	HI	Hawaii Land and Easement	—	1,230	—	44	1,230	44	1,274	25	6/15/2005	—
221.	91-259 Olai	Kapolei	HI	Hawaii Land and Easement	—	2,944	—	—	2,944	—	2,944	—	6/15/2005	—
222.	91-265 Hanua	Kapolei	HI	Hawaii Land and Easement	—	1,569	—	—	1,569	—	1,569	—	6/15/2005	—
223.	91-300 Hanua	Kapolei	HI	Hawaii Land and Easement	—	1,381	—	—	1,381	—	1,381	—	6/15/2005	—
224.	91-329 Kauhi	Kapolei	HI	Hawaii Building	—	294	2,297	2,236	294	4,533	4,827	1,181	6/15/2005	1980
225.	91-349 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	649	—	—	649	—	649	—	6/15/2005	—
226.	91-399 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	27,405	—	—	27,405	—	27,405	—	6/15/2005	—
227.	91-400 Komohana	Kapolei	HI	Hawaii Land and Easement	—	1,494	—	—	1,494	—	1,494	—	6/15/2005	—
228.	91-410 Komohana	Kapolei	HI	Hawaii Land and Easement	—	418	—	11	418	11	429	—	6/15/2005	—
229.	91-416 Komohana	Kapolei	HI	Hawaii Land and Easement	—	713	—	11	713	11	724	—	6/15/2005	—
230.	AES HI Easement	Kapolei	HI	Hawaii Land and Easement	—	1,250	—	—	1,250	—	1,250	—	6/15/2005	—
231.	Other Easements & Lots	Kapolei	HI	Hawaii Land and Easement	—	358	—	1,246	358	1,246	1,604	285	6/15/2005	—
232.	Tesaro 967 Easement	Kapolei	HI	Hawaii Land and Easement	—	6,593	—	—	6,593	—	6,593	—	6/15/2005	—
233.	Texaco Easement	Kapolei	HI	Hawaii Land and Easement	—	2,653	—	—	2,653	—	2,653	—	6/15/2005	—
234.	94-240 Pupuole Street	Waipahu	HI	Hawaii Land and Easement	—	717	—	—	717	—	717	—	12/5/2003	—
235.	5500 SE Delaware Avenue	Ankeny	IA	Mainland Industrial	—	2,200	16,994	—	2,200	16,994	19,194	1,239	1/29/2015	2012
236.	951 Trails Road	Eldridge	IA	Mainland Industrial	—	470	7,480	745	470	8,225	8,695	2,109	4/2/2007	1994
237.	2300 N 33rd Avenue	Newton	IA	Mainland Industrial	—	500	13,236	404	500	13,640	14,140	3,098	9/29/2008	2008
238.	7121 South Fifth Avenue	Pocatello	ID	Mainland Industrial	—	400	4,201	145	400	4,346	4,746	310	1/29/2015	2007
239.	1230 West 171st Street	Harvey	IL	Mainland Industrial	—	800	1,673	—	800	1,673	2,473	122	1/29/2015	2004
240.	5156 American Road	Rockford	IL	Mainland Industrial	—	400	1,529	—	400	1,529	1,929	111	1/29/2015	1996
241.	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Industrial	—	1,700	8,860	—	1,700	8,860	10,560	646	1/29/2015	2014
242.	209 South Bud Street	Lafayette	LA	Mainland Industrial	—	700	4,549	9	700	4,558	5,258	332	1/29/2015	2010
243.	4000 Principio Parkway	North East	MD	Mainland Industrial	—	4,200	71,518	610	4,200	72,128	76,328	5,216	1/29/2015	2012
244.	3800 Midlink Drive	Kalamazoo	MI	Mainland Industrial	—	2,630	40,599	—	2,630	40,599	43,229	2,960	1/29/2015	2014
245.	2401 Cram Avenue SE	Bemidji	MN	Mainland Industrial	—	100	2,137	—	100	2,137	2,237	156	1/29/2015	2013
246.	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Industrial	—	200	1,859	—	200	1,859	2,059	136	1/29/2015	2012

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
247.	628 Patton Avenue	Asheville	NC	Mainland Industrial	—	500	1,514	—	500	1,514	2,014	110	1/29/2015	1994
248.	3900 NE 6th Street	Minot	ND	Mainland Industrial	—	700	3,223	—	700	3,223	3,923	235	1/29/2015	2013
249.	1415 West Commerce Way	Lincoln	NE	Mainland Industrial	—	2,200	8,518	—	2,200	8,518	10,718	621	1/29/2015	1971
250.	309 Dulty's Lane	Burlington	NJ	Mainland Industrial	—	1,600	51,400	—	1,600	51,400	53,000	3,747	1/29/2015	2001
251.	725 Darlington Avenue	Mahwah	NJ	Mainland Industrial	—	8,492	9,451	694	8,492	10,145	18,637	901	4/9/2014	1999
252.	2375 East Newlands Road	Fernley	NV	Mainland Industrial	—	1,100	17,314	286	1,100	17,600	18,700	1,285	1/29/2015	2007
253.	55 Commerce Avenue	Albany	NY	Mainland Industrial	—	1,000	10,105	179	1,000	10,284	11,284	750	1/29/2015	2013
254.	32150 Just Imagine Drive	Avon	OH	Mainland Industrial	—	2,200	23,280	—	2,200	23,280	25,480	4,995	5/29/2009	1996
255.	1415 Industrial Drive	Chillicothe	OH	Mainland Industrial	—	1,200	3,265	—	1,200	3,265	4,465	238	1/29/2015	2012
256.	5300 Centerpoint Parkway	Groveport	OH	Mainland Industrial	—	2,700	29,863	—	2,700	29,863	32,563	2,178	1/29/2015	2014
257.	200 Orange Point Drive	Lewis Center	OH	Mainland Industrial	—	1,300	8,613	—	1,300	8,613	9,913	628	1/29/2015	2013
258.	301 Commerce Drive	South Point	OH	Mainland Industrial	—	600	4,530	—	600	4,530	5,130	330	1/29/2015	2013
259.	2820 State Highway 31	McAlester	OK	Mainland Industrial	—	581	2,237	4,094	581	6,331	6,912	196	1/29/2015	2012
260.	996 Paragon Way	Rock Hill	SC	Mainland Industrial	—	2,600	35,920	—	2,600	35,920	38,520	2,619	1/29/2015	2014
261.	510 John Dodd Road	Spartanburg	SC	Mainland Industrial	—	3,300	57,998	—	3,300	57,998	61,298	4,228	1/29/2015	2012
262.	4836 Hickory Hill Road	Memphis	TN	Mainland Industrial	—	1,402	10,769	527	1,402	11,296	12,698	829	12/23/2014	1984
263.	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Industrial	—	7,500	55,259	—	7,500	55,259	62,759	4,028	1/29/2015	2012
264.	1095 South 4800 West	Salt Lake City	UT	Mainland Industrial	—	1,500	6,913	—	1,500	6,913	8,413	504	1/29/2015	2012
265.	1901 Meadowville Technology Parkway	Chester	VA	Mainland Industrial	49,427	4,000	67,511	—	4,000	67,511	71,511	4,922	1/29/2015	2012
266.	181 Battaile Drive	Winchester	VA	Mainland Industrial	—	1,487	12,854	—	1,487	12,854	14,341	3,764	4/20/2006	1987
					$49,427	$642,051	$665,000	$36,551	$642,706	$700,896	$1,343,602	$74,614

(1)	Represents mortgage debt and includes the unamortized balance of the fair value adjustments totaling $677.

(2)	Excludes value of real estate intangibles.

(3)	Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.

(4)	The total aggregate cost for U.S. federal income tax purposes is approximately $1,378,104.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2017
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2014	$737,296	$(23,474)
Additions	598,215	(16,381)
Disposals	(148)	148
Balance at December 31, 2015	1,335,363	(39,707)
Additions	1,659	(17,563)
Disposals	(294)	294
Balance at December 31, 2016	1,336,728	(56,976)
Additions	6,974	(17,738)
Disposals	(100)	100
Balance at December 31, 2017	$1,343,602	$(74,614)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John C. Popeo
John C. Popeo Managing Trustee, President and Chief Operating Officer

Dated: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Popeo	Managing Trustee, President and Chief Operating	March 28, 2018
John C. Popeo	Officer (principal executive officer)

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal	March 28, 2018
Richard W. Siedel, Jr.	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	March 28, 2018
Adam D. Portnoy

/s/ Bruce M. Gans, M.D.	Independent Trustee	March 28, 2018
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	March 28, 2018
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	March 28, 2018
Joseph L. Morea