Form 10-Q
period 2018-03-31
Industrial Logistics Properties Trust
filed 2018-04-27
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38342

INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458-1634
(Address of Principal Executive Offices)	(Zip Code)

617-219-1460
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 26, 2018: 65,005,000

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

March 31, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$642,706	$642,706
Buildings and improvements	701,433	700,896
	1,344,139	1,343,602
Accumulated depreciation	(79,092)	(74,614)
	1,265,047	1,268,988
Acquired real estate leases, net	76,475	79,103
Cash and cash equivalents	19,847	—
Rents receivable, including straight line rents of $51,371 and $50,177, respectively, net of allowance for doubtful accounts of $659 and $1,241, respectively	52,787	51,672
Debt issuance costs, net	5,538	1,724
Deferred leasing costs, net	5,065	5,254
Due from related persons	4,133	—
Other assets, net	4,343	4,942
Total assets	$1,433,235	$1,411,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$302,000	$750,000
Mortgage note payable, net	49,369	49,427
Assumed real estate lease obligations, net	19,861	20,384
Accounts payable and other liabilities	11,056	11,082
Rents collected in advance	8,426	5,794
Security deposits	5,730	5,674
Due to related persons	3,965	7,114
Total liabilities	400,407	849,475

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,005,000 and 45,000,000 shares issued and outstanding, respectively	650	450
Additional paid in capital	997,677	546,489
Cumulative net income	34,501	15,269
Total shareholders' equity	1,032,828	562,208
Total liabilities and shareholders' equity	$1,433,235	$1,411,683

See accompanying notes

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES:
Rental income	$34,809	$33,870
Tenant reimbursements and other income	5,796	5,570
Total revenues	40,605	39,440

EXPENSES:
Real estate taxes	4,585	4,339
Other operating expenses	3,545	2,732
Depreciation and amortization	6,873	6,811
General and administrative	2,574	4,636
Total expenses	17,577	18,518

Operating income	23,028	20,922

Interest income	13	—
Interest expense (including net amortization of debt issuance costs and premiums of $311 and ($73), respectively)	(3,802)	(555)
Income before income tax expense	19,239	20,367
Income tax expense	(7)	(11)
Net income	$19,232	$20,356

Weighted average common shares outstanding - basic and diluted	61,445	45,000

Net income per common share—basic and diluted	$0.31	$0.45

See accompanying notes

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,232	$20,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,478	4,407
Net amortization of debt issuance costs and premiums	311	(73)
Amortization of acquired real estate leases and assumed real estate lease obligations	2,105	2,110
Amortization of deferred leasing costs	194	203
Provision for losses on rents receivable	400	23
Straight line rental income	(1,194)	(1,470)
Other non-cash expenses	104	—
Change in assets and liabilities:
Rents receivable	(321)	698
Deferred leasing costs	(9)	(322)
Due from related persons	(4,133)	—
Other assets	599	(3,419)
Accounts payable and other liabilities	788	207
Rents collected in advance	2,632	1,252
Security deposits	56	24
Due to related persons	(3,149)	—
Net cash provided by operating activities	22,093	23,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(277)
Real estate improvements	(1,347)	(1,244)
Net cash used in investing activities	(1,347)	(1,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	444,309	—
Borrowings under revolving credit facility	7,000	—
Repayment of mortgage notes payable	—	(8)
Repayments of revolving credit facility	(455,000)	—
Payment of debt issuance costs	(4,183)	—
Contributions	16,162	17,910
Distributions	(9,187)	(40,377)
Net cash used in financing activities	(899)	(22,475)

Increase in cash and cash equivalents	19,847	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$19,847	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,196	$628

See accompanying notes

INDUSTRIAL LOGISTICS PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization and Basis of Presentation

Industrial Logistics Properties Trust, or, collectively with its consolidated subsidiaries, we, us or our, is a real estate investment trust, or REIT, formed under Maryland law in 2017 as a wholly owned subsidiary of Select Income REIT, or SIR. On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or our IPO.

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Because of the significant changes resulting from our IPO on January 17, 2018, the financial results reported may not be indicative of our expected future results. For periods prior to January 17, 2018, our historical operating information and financial position have been derived from the financial statements of SIR.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the assessments of the carrying values and impairments of long lived assets.

Note 2. Recent Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

Note 3. Real Estate Properties

As of March 31, 2018, we owned 266 properties with a total of approximately 28,540,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,834,000 rentable square feet that are primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 40 buildings with a total of approximately 11,706,000 rentable square feet that are industrial and logistics properties located in 24 other states, or our Mainland Properties.

We operate in one business segment: ownership and leasing of properties that include buildings and leased industrial lands. For the three months ended March 31, 2018 and 2017, approximately 60.7% and 59.8%, respectively, of our total revenues were from our Hawaii Properties. In addition, two subsidiaries of Amazon.com, Inc., which are tenants of our Mainland Properties, accounted for $4,267, or 10.5%, and $4,145, or 10.2%, of our total revenues for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we committed $68 for expenditures related to tenant improvements and leasing costs for approximately 296,000 square feet of leases executed during the period.

Committed but unspent tenant related obligations based on existing leases as of March 31, 2018 were $243.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental remediation. As of both March 31, 2018 and December 31, 2017, accrued environmental remediation costs of $7,002 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate any contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Note 4. Indebtedness

Our principal debt obligations at March 31, 2018 were: (1) $302,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; and (2) a mortgage note with an outstanding principal amount of $48,750.

On December 29, 2017, we obtained a $750,000 secured revolving credit facility which initially had a maturity date of March 29, 2018. Upon the completion of our IPO, our secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Following our IPO, borrowings under our revolving credit facility are available for our general business purposes, including acquisitions. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. In addition, during the first quarter of 2018, we completed the syndication of our revolving credit facility with a group of institutional lenders. As of March 31, 2018 and December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 3.23% and 2.89%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 2.97% for the three months ended March 31, 2018. As of March 31, 2018 and April 26, 2018, we

had $302,000 and $292,000, respectively, outstanding under our revolving credit facility, and $448,000 and $458,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at March 31, 2018.

As of March 31, 2018, the principal amount outstanding under our mortgage note was $48,750. This mortgage note was secured by one of our properties with a net book value of $66,166. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, rents receivable, our revolving credit facility, a mortgage note payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At March 31, 2018 and December 31, 2017, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At March 31, 2018		At December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage note payable	$49,369	$48,527	$49,427	$48,919

(1)	Includes unamortized premiums of $619 and $677 as of March 31, 2018 and December 31, 2017, respectively.

We estimate the fair value of our mortgage note payable using discounted cash flow analysis and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 6. Shareholders’ Equity

Share Issuances:

On January 17, 2018, we issued 20,000,000 of our common shares in our IPO at a price to the public of $24.00 per common share, raising net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses.

On March 27, 2018, in accordance with our Trustee compensation arrangements, we granted 1,000 of our common shares, valued at $20.87 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.

Distributions:

On April 19, 2018, we declared a prorated distribution of $0.27 per common share, or approximately $17,600, for the period from January 17, 2018 (the date we completed our IPO) through March 31, 2018 to shareholders of record on April 30, 2018. This prorated distribution is based upon a quarterly distribution of $0.33 per common share ($1.32 per common share per year). We expect to pay this distribution on or about May 14, 2018.

Additional Paid in Capital Adjustments:

Until January 17, 2018, we were a wholly owned subsidiary of SIR and SIR managed and controlled our cash management function through a series of commingled centralized accounts. As a result, the cash receipts collected by SIR on our behalf have been accounted for as distributions within shareholders' equity and the cash disbursements paid by SIR on our behalf have been accounted for as contributions within shareholders' equity. During the period from January 1, 2018 to January 16, 2018, we recorded net contributions from SIR of $6,975 as an increase to additional paid in capital.

Note 7. Earnings per Common Share

We calculate earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per share equal diluted earnings per share as there are no common share equivalent securities outstanding.

Note 8. Income Taxes

Until January 17, 2018, we were a wholly owned subsidiary of SIR, which is taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, until January 17, 2018, we were a qualified REIT subsidiary and a disregarded entity for federal income tax purposes. We intend to qualify for taxation as a REIT under the IRC for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2018 and to maintain such qualification thereafter. Accordingly, we generally are not, and will not be, subject to U.S. federal income taxes provided that we distribute our taxable income and meet certain other requirements to qualify for taxation as a REIT. We are subject to certain state and local taxes, certain of which amounts are reported as income taxes in our condensed consolidated statements of comprehensive income. We do not currently expect recent amendments to the IRC to have a significant impact on us; however, we will monitor future interpretations of such amendments as they develop, and accordingly, our estimates and disclosures may change.

Note 9. Certain Historical Arrangements and Operations Prior to our IPO

In connection with our IPO, on September 29, 2017, SIR contributed to us 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties, consisting of our Hawaii Properties and our Mainland Properties. In connection with our formation and this contribution from SIR, we issued to SIR 45,000,000 of our common shares and a $750,000 non-interest bearing demand note, or the SIR Note, and we assumed three mortgage notes totaling $63,069, as of September 30, 2017, that were secured by three of our Initial Properties. In December 2017, we obtained a $750,000 secured revolving credit facility, and we used the proceeds of an initial borrowing of $750,000 under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14,319 that had encumbered two of our Initial Properties. In connection with our IPO, we reimbursed SIR for approximately $7,271 of costs that SIR incurred in connection with our formation and preparation for our IPO, $1,047 of which was due to SIR and included in due to related persons in our condensed consolidated balance sheet as of March 31, 2018. In addition, SIR collected rents from our tenants for the period subsequent to our IPO of $4,133, which are presented as due from related persons in our condensed consolidated balance sheet as of March 31, 2018. These amounts due to and from SIR were paid in April 2018.

Neither we nor SIR have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we had received services from RMR LLC under SIR’s business and property management agreements with RMR LLC. For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC were calculated based on the historical costs of our Initial Properties and incentive management fees and internal audit costs payable by SIR and allocated to us were based on the percentage of our base management fees compared to the total base management fees paid by SIR. During the period from January 1, 2018 to January 16, 2018, the base management fees payable by SIR and allocated to us were $308. During the three months ended March 31, 2017, the base management fees, internal audit costs and estimated incentive management fees payable by SIR allocated to us were $1,701, $21 and $2,409, respectively. The property management and construction supervision fees payable by SIR under SIR’s property management agreement with RMR LLC that were allocated to us for services to our Initial Properties for the period from January 1, 2018 to January 16, 2018 and for the three months ended March 31, 2017 were $230 and $1,030, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements. For the period from January 1, 2018 to January 16, 2018 and for the three months ended March 31, 2017, the total property management related reimbursements paid under SIR’s business management agreement with RMR LLC for costs incurred by RMR LLC with respect to our Initial Properties were $120 and $632, respectively. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. All these management fees and reimbursements allocated to us for periods prior to January 17, 2018 were paid by SIR and not us.

In connection with our IPO, we entered into two agreements with RMR LLC to provide management services to us. See Notes 10 and 11 for further information regarding our relationships, agreements and transactions with RMR LLC and SIR.

Note 10. Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us, which we entered on January 17, 2018 in connection with the completion of our IPO: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $1,482 for the period from January 17, 2018 through March 31, 2018. This amount is included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $967 for the period from January 17, 2018 through March 31, 2018. This amount is included in other operating expenses or has been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $542 for property management related expenses for the period from January 17, 2018 through March 31, 2018, which amount is included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amount recognized as expense for internal audit costs was $52 for the period from January 17, 2018 through March 31, 2018, which amount is included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

See Notes 9 and 11 for further information regarding our relationships, agreements and transactions with RMR LLC.

Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, SIR and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.

SIR. SIR is our largest shareholder. As of March 31, 2018, SIR owned 45,000,000 of our common shares, or approximately 69.2% of our outstanding common shares. We were SIR’s wholly owned subsidiary until we completed our IPO on January 17, 2018. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of SIR. John C. Popeo, our other Managing Trustee and our President and Chief Operating Officer, also serves as the chief financial officer and treasurer of SIR. RMR LLC provides management services to SIR and us. In connection with our IPO, we entered a transaction agreement with SIR that governs our separation from and relationship with SIR. The transaction agreement provides that, among other things, (1) our current assets and current liabilities, as of the time of closing of our IPO, were settled so that SIR retained all pre-closing current assets and pre-closing current liabilities and we assumed all post-closing current assets and post-closing current liabilities, (2) we will indemnify SIR with respect to any of our liabilities, and SIR will indemnify us with respect to any of SIR’s liabilities, after giving effect to the settlement between us and SIR of our current assets and current liabilities, and (3) we and SIR will cooperate to enforce the ownership limitations in our and SIR’s respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the IRC, and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes. See Note 9 for further information regarding our IPO and our relationships, agreements and transactions with SIR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of March 31, 2018, we owned 266 properties with approximately 28.5 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 40 buildings with approximately 11.7 million rentable square feet located in 24 other states. As of March 31, 2018, our properties were approximately 99.9% leased (based on rentable square feet) to 243 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 11.2 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of March 31, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Property Operations

As of March 31, 2018, 99.9% of our rentable square feet was leased, compared to 99.6% of our rentable square feet as of March 31, 2017. Occupancy data for our properties as of March 31, 2018 and 2017 is as follows (square feet in thousands):

	All Properties (1)
	As of March 31,
	2018		2017
Total properties	266		266
Total rentable square feet (2)	28,540	(4)	28,505
Percent leased (3)	99.9%		99.6%

(1)
Consists of properties that we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2017. All of our properties have been continuously owned by us and SIR since January 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(4)	Includes a 35 rentable square foot expansion for a lease that commenced on September 1, 2017.

The average effective rental rates per square foot, as defined below, for our properties for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Average effective rental rates per square foot leased (1)	$5.69	$5.58

(1)	Average effective rental rates per square foot leased represents annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

During the three months ended March 31, 2018, we entered lease renewals and new leases for approximately 296,000 square feet at weighted average (per square foot) rental rates that were approximately 45.9% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). Consolidated portfolio occupancy increased from 99.6% as of March 31, 2017 to 99.9% as of March 31, 2018. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended March 31, 2018 totaled $68,000, or $0.01 per square foot per year of the new weighted average lease term.

As shown in the table below, approximately 1.1% of our total rented square feet and approximately 0.8% of our total annualized rental revenues as of March 31, 2018 are included in leases scheduled to expire by December 31, 2018. As of March 31, 2018, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented	Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2018 - 12/31/2018	16	314	1.1%	1.1%	$1,177	0.8%	0.8%
2019	16	1,534	5.4%	6.5%	4,410	2.8%	3.6%
2020	19	848	3.0%	9.5%	4,292	2.7%	6.3%
2021	20	1,224	4.3%	13.8%	7,139	4.6%	10.9%
2022	63	2,762	9.7%	23.5%	20,823	13.3%	24.2%
2023	18	1,538	5.4%	28.9%	11,665	7.5%	31.7%
2024	12	4,750	16.6%	45.5%	15,698	10.0%	41.7%
2025	8	619	2.2%	47.7%	3,115	2.0%	43.7%
2026	3	637	2.2%	49.9%	3,472	2.2%	45.9%
2027	12	4,887	17.1%	67.0%	23,840	15.2%	61.1%
Thereafter	81	9,421	33.0%	100.0%	60,877	38.9%	100.0%
Total	268	28,534	100.0%		$156,508	100.0%

Weighted average remaining lease term (in years):		10.3			11.2

(1)
Rented square feet is pursuant to existing leases as of March 31, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of March 31, 2018, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of Total
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1.	Amazon.com.dedc, LLC / Amazon.com.kydc LLC	Mainland Industrial	3,048	10.7%	10.2%
2.	Restoration Hardware, Inc.	Mainland Industrial	1,195	4.2%	3.8%
3.	Federal Express Corporation / FedEx Ground Package System, Inc.	Mainland Industrial	674	2.4%	3.6%
4.	American Tire Distributors, Inc.	Mainland Industrial	722	2.5%	3.2%
5.	Par Hawaii Refining, LLC	Hawaii Land and Easement	3,148	11.0%	2.8%
6.	Servco Pacific Inc.	Hawaii Land and Easement	537	1.9%	2.3%
7.	Shurtech Brands, LLC	Mainland Industrial	645	2.3%	2.2%
8.	BJ's Wholesale Club, Inc.	Mainland Industrial	634	2.2%	2.2%
9.	Safeway Inc.	Hawaii Land and Easement	146	0.5%	2.1%
10.	Exel Inc.	Mainland Industrial	945	3.3%	2.0%
11.	Trex Company, Inc.	Mainland Industrial	646	2.3%	1.9%
12.	Avnet, Inc.	Mainland Industrial	581	2.0%	1.8%
13.	Manheim Remarketing, Inc.	Hawaii Land and Easement	338	1.2%	1.7%
14.	Warehouse Rentals Inc.	Hawaii Land and Easement	278	1.0%	1.6%
15.	Coca-Cola Bottling of Hawaii, LLC	Hawaii Land and Easement	351	1.2%	1.6%
16.	A.L. Kilgo Company, Inc.	Hawaii Land and Easement	310	1.1%	1.5%
17.	The Net-A-Porter Group LLC	Mainland Industrial	167	0.6%	1.4%
18.	General Mills Operations, LLC	Mainland Industrial	158	0.6%	1.4%
19.	Honolulu Warehouse Co., Ltd.	Hawaii Land and Easement	298	1.0%	1.4%
20.	AES Hawaii, Inc.	Hawaii Land and Easement	1,242	4.4%	1.2%
21.	Bradley Shopping Center Company	Hawaii Land and Easement	334	1.2%	1.1%
22.	Kaiser Foundation Health Plan, Inc.	Hawaii Land and Easement	217	0.8%	1.1%
23.	The Toro Company	Mainland Industrial	450	1.6%	1.1%
	Total		17,064	60.0%	53.2%

(1)
Rented square feet is pursuant to existing leases as of March 31, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

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

Hawaii Properties. Approximately 60.3% of our annualized rental revenues as of March 31, 2018 were derived from our Hawaii Properties. As of March 31, 2018, a significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every five or ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, new leases and rental rates for which available space may be relet at our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with new leases and rent resets in Hawaii, our ability to increase rents when rents reset or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of March 31, 2018 scheduled to reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
March 31, 2018
Scheduled to Reset
2018	$237
2019	10,903
2020	2,500
2021 and thereafter	19,723
Total	$33,363

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

Investment Activities

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. Our target investments include all industrial and logistics buildings in top tier markets. In addition to top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We expect to use the extensive nationwide resources of RMR LLC to locate and acquire properties.

For further information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities (dollars in thousands)

On January 17, 2018, we completed our IPO, in which we issued 20,000,000 of our common shares for net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses. Upon the completion of our IPO, our secured revolving credit facility converted into a four year unsecured revolving credit facility, and we used substantially all of the net proceeds from our IPO to reduce amounts outstanding under our revolving credit facility. We also reimbursed SIR for costs that it incurred in connection with our formation and the preparation for our IPO.

For further information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017 (dollars and share amounts in thousands, except per share data)

	Three Months Ended March 31,
			$	%
	2018	2017	Change	Change
Revenues:
Rental income	$34,809	$33,870	$939	2.8%
Tenant reimbursements and other income	5,796	5,570	226	4.1%
Total revenues	40,605	39,440	1,165	3.0%

Operating expenses:
Real estate taxes	4,585	4,339	246	5.7%
Other operating expenses	3,545	2,732	813	29.8%
Total operating expenses	8,130	7,071	1,059	15.0%

Net operating income (1)	32,475	32,369	106	0.3%

Other expenses:
Depreciation and amortization	6,873	6,811	62	0.9%
General and administrative	2,574	4,636	(2,062)	(44.5)%
Total other expenses	9,447	11,447	(2,000)	(17.5)%
Operating income	23,028	20,922	2,106	10.1%
Interest income	13	—	13	100.0%
Interest expense	(3,802)	(555)	(3,247)	585.0%
Income before income tax expense	19,239	20,367	(1,128)	(5.5)%
Income tax expense	(7)	(11)	4	(36.4)%
Net income	$19,232	$20,356	$(1,124)	(5.5)%

Weighted average common shares outstanding - basic and diluted	61,445	45,000	16,445	36.5%

Net income per common share - basic and diluted	$0.31	$0.45	$(0.14)	(31.1)%

Reconciliation of Net Income to Net Operating Income (1):
Net income	$19,232	$20,356
Income tax expense	7	11
Income before income tax expense	19,239	20,367
Interest expense	3,802	555
Interest income	(13)	—
Operating income	23,028	20,922

General and administrative	2,574	4,636
Depreciation and amortization	6,873	6,811
NOI	$32,475	$32,369

NOI:
Hawaii Properties	$18,922	$18,568
Mainland Properties	13,553	13,801
NOI	$32,475	$32,369

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (2):
Net income	$19,232	$20,356
Plus: depreciation and amortization	6,873	6,811
FFO	26,105	27,167
Plus: estimated business management incentive fees (3)	—	2,409
Normalized FFO	$26,105	$29,576

FFO per common share - basic and diluted	$0.42	$0.60
Normalized FFO per common share - basic and diluted	$0.42	$0.66

(1)
The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate NOI differently than we do.

(2)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from Nareit’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to qualify for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(3)
Incentive fees under our and SIR's business management agreements with RMR LLC are payable after the end of each calendar year, are calculated based on common share total return, as defined in the respective agreements, and are included in general and administrative expense in our condensed consolidated statements of income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include such expense in the calculation of Normalized FFO until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined. Normalized FFO for the three months ended March 31, 2017 excludes $2,409, which represents the portion of SIR's estimated business management incentive fee allocated to us for the period during which we were SIR's wholly owned subsidiary.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Rental income. The increase in rental income was primarily a result of an increase in occupancy during 2017 and increases from leasing activity and rent resets at certain of our Hawaii Properties. Rental income includes non-cash straight line rent adjustments totaling approximately $1,194 for the 2018 period and approximately $1,470 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $102 for the 2018 period and approximately $96 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements from tenants at certain of our properties, partially offset by insurance proceeds and tenant escalation true-ups recognized in the 2017 period.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our properties.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees. The increase in other operating expenses primarily reflects increases in rent reserves and snow removal costs at certain of our properties in the 2018 period, compared to lower than usual amounts for these expenses in the 2017 period.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects increased depreciation of capital improvements at our properties.

General and administrative. Subsequent to our IPO, general and administrative expenses primarily include fees paid under our business management agreement, legal fees, audit fees, Trustee cash fees and equity compensation expense. Prior to our IPO, general and administrative expenses were primarily allocated to us by SIR based on the historical cost of our properties as a percentage of SIR's historical cost of all of its properties. The decrease in general and administrative expenses primarily reflects our allocated portion of estimated business management incentive fees recognized by SIR in the 2017 period, partially offset by increased costs related to our becoming a separate public company.

Interest income. Interest income represents interest earned on our cash balances.

Interest expense. The increase in interest expense primarily reflects the change in our capital structure, including our IPO, which resulted in changes in borrowings under our revolving credit facility during the 2018 period, partially offset by the prepayment of certain mortgage notes in December 2017.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected status as a REIT for federal income tax purposes.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects the issuance of 20,000,000 of our common shares in connection with our IPO.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)

Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain the occupancy of, and maintain or increase the rental rates at, our properties;

•	control our operating cost increases; and

•	purchase additional properties that produce cash flows in excess of our costs of acquisition capital and property operating expenses.

Cash flows provided by (used in) operating, investing and financing activities were $22,093, ($1,347) and ($899), respectively, for the three months ended March 31, 2018 and $23,996, ($1,521) and ($22,475), respectively, for the three months ended March 31, 2017. The decrease in net cash provided by operating activities for the three months ended March 31, 2018 compared to the same period in the prior year is primarily due to reimbursements to SIR for the costs it incurred in connection with our formation and the preparation for our IPO. Net cash used in investing activities for the three months ended March 31, 2018 compared to the same period in the prior year was essentially unchanged. The decrease in net cash used in financing activities for the three months ended March 31, 2018 compared to the same period in the prior year is primarily due to net proceeds from our IPO and net contributions from SIR related to our property operations prior to the completion of our IPO, partially offset by net activities under our revolving credit facility.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)

Our future acquisitions or development of properties cannot be accurately projected because they depend upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate such properties. We generally do not intend to purchase "turn around" properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

As of March 31, 2018, we had $19,847 of cash and cash equivalents. To qualify for taxation as a REIT under the IRC, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that will vary based on our leverage ratio. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At March 31, 2018, the interest rate premium on our revolving credit facility was 140 basis points and our commitment fee was 25 basis points. After reporting our leverage as of March 31, 2018, the interest rate premium on our revolving credit facility will decrease to 130 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.23%. As of March 31, 2018 and April 26, 2018, we had $302,000 and $292,000, respectively, outstanding under our revolving credit facility and $448,000 and $458,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.

On January 17, 2018, we completed our IPO, in which we issued 20,000,000 of our common shares for net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses. For further information regarding our IPO and our application of the net proceeds, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Our debt maturity (other than our revolving credit facility) as of March 31, 2018 was $48,750 in 2020.

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
The completion and the costs of any future financings will depend primarily upon our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then current credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities.
On April 19, 2018, we declared a prorated distribution of $0.27 per common share, or approximately $17,600, for the period from January 17, 2018 (the date we completed our IPO) through March 31, 2018 to shareholders of record on April 30, 2018. This prorated distribution is based upon a quarterly distribution of $0.33 per common share ($1.32 per common share per year). We expect to pay this distribution on or about May 14, 2018 using existing cash balances and borrowings under our revolving credit facility.

During the three months ended March 31, 2018 and 2017, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2018	2017
Tenant improvements (1)	$69	$17
Leasing costs (2)	5	429
Building improvements (3)	90	309
Development, redevelopment and other activities (4)	378	684
	$542	$1,439

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of March 31, 2018, we had estimated unspent leasing related obligations of $243.

During the three months ended March 31, 2018, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	1	295	296
Total leasing costs and concession commitments (1)	$33	$35	$68
Total leasing costs and concession commitments per square foot (1)	$33.00	$0.12	$0.23
Weighted average lease term by square feet (years)	7.0	30.4	30.3
Total leasing costs and concession commitments per square foot per year (1)	$4.71	$0.00	$0.01

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps or hedges as of March 31, 2018.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2018 were borrowings outstanding under our revolving credit facility and a secured mortgage note assumed in connection with one of our acquisitions. Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2018, we believe we were in compliance with all of the terms and covenants under our credit agreement.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC; and Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, which is the controlling shareholder of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we were a wholly owned subsidiary until January 17, 2018 and which remains our largest shareholder, owning, at March 31, 2018, approximately 69.2% of our outstanding common shares. For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with SIR, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including, businesses to which RMR LLC or its subsidiaries provide management services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2017. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2018, our outstanding fixed rate debt consisted of the following secured mortgage note:

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at March 31, 2018 and discounted cash flow analysis through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate 100 basis point change in the interest rate would change the fair value of this obligation by approximately $1,208.

Floating Rate Debt

At March 31, 2018, our floating rate debt consisted of $302,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2018:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2018	3.23%	$302,000	$9,755	$0.16
One percentage point increase	4.23%	$302,000	$12,775	$0.21

(1)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2018.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2018 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2018	3.23%	$750,000	$24,225	$0.39
One percentage point increase	4.23%	$750,000	$31,725	$0.52

(1)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2018.

The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and any other floating rate debt.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET AT OUR HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	CHANGES IN THE SECURITY OF CASH FLOWS FROM OUR PROPERTIES,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH RMR INC.,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	CHANGES IN FEDERAL OR STATE TAX LAWS,

•	CHANGES IN REAL ESTATE AND ZONING LAWS AND REGULATIONS, AND INTERPRETATIONS OF THOSE LAWS AND REGULATIONS, APPLICABLE TO OUR PROPERTIES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	CHANGES IN ENVIRONMENTAL LAWS OR IN THEIR INTERPRETATIONS OR ENFORCEMENT AS A RESULT OF CLIMATE CHANGE OR OTHERWISE,

•	OUR SALES OF PROPERTIES, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A

MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., SIR, AFFILIATES INSURANCE COMPANY, OR AIC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAKE OR SUSTAIN DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

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

•	OUR POSSIBLE REDEVELOPMENT OF CERTAIN OF OUR PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

•	OUR LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE EXPECT, AND OUR LEASING RELATED OBLIGATIONS MAY INCREASE IN THE FUTURE,

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

•	E-COMMERCE RETAIL SALES MAY NOT CONTINUE TO GROW AND INCREASE THE DEMAND FOR INDUSTRIAL AND LOGISTICS REAL ESTATE AS WE EXPECT,

•	INCREASING DEVELOPMENT OF INDUSTRIAL AND LOGISTICS PROPERTIES MAY REDUCE THE DEMAND FOR, AND OUR RENTS FROM, OUR PROPERTIES,

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

•
WE INTEND TO CONDUCT OUR BUSINESS ACTIVITIES IN A MANNER THAT WILL AFFORD US REASONABLE ACCESS TO CAPITAL FOR INVESTMENT AND FINANCING ACTIVITIES. HOWEVER, WE MAY NOT SUCCEED IN THIS REGARD AND WE MAY NOT HAVE REASONABLE ACCESS TO CAPITAL,

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
THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

PART II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Declaration of Trust of the Company, dated January 11, 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018).

3.2	Amended and Restated Bylaws of the Company, adopted January 11, 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018).

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

4.2	Registration Rights Agreement, dated January 17, 2018, between the Company and Select Income REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018).

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John C. Popeo
John C. Popeo
President and Chief Operating Officer
Dated: April 27, 2018

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 27, 2018