Form 10-Q
period 2018-06-30
Industrial Logistics Properties Trust
filed 2018-07-27
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 26, 2018: 65,020,000

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

June 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$657,931	$642,706
Buildings and improvements	729,823	700,896
	1,387,754	1,343,602
Accumulated depreciation	(83,581)	(74,614)
	1,304,173	1,268,988
Acquired real estate leases, net	73,848	79,103
Cash and cash equivalents	15,565	—
Rents receivable, including straight line rents of $52,409 and $50,177, respectively, net of allowance for doubtful accounts of $766 and $1,241, respectively	54,069	51,672
Debt issuance costs, net	5,169	1,724
Deferred leasing costs, net	5,190	5,254
Due from related persons	2,955	—
Other assets, net	381	4,942
Total assets	$1,461,350	$1,411,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$335,000	$750,000
Mortgage note payable, net	49,311	49,427
Assumed real estate lease obligations, net	19,339	20,384
Accounts payable and other liabilities	10,250	11,082
Rents collected in advance	5,852	5,794
Security deposits	5,802	5,674
Due to related persons	1,479	7,114
Total liabilities	427,033	849,475

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,020,000 and 45,000,000 shares issued and outstanding, respectively	650	450
Additional paid in capital	997,991	546,489
Cumulative net income	53,227	15,269
Cumulative common distributions	(17,551)	—
Total shareholders' equity	1,034,317	562,208
Total liabilities and shareholders' equity	$1,461,350	$1,411,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES:
Rental income	$33,880	$33,427	$68,689	$67,297
Tenant reimbursements and other income	5,540	5,178	11,336	10,748
Total revenues	39,420	38,605	80,025	78,045

EXPENSES:
Real estate taxes	4,582	4,339	9,167	8,678
Other operating expenses	2,824	2,701	6,369	5,433
Depreciation and amortization	6,890	6,855	13,763	13,666
General and administrative	2,888	2,564	5,462	7,200
Total expenses	17,184	16,459	34,761	34,977

Operating income	22,236	22,146	45,264	43,068

Interest income	50	—	63	—
Interest expense (including net amortization of debt issuance costs and premiums of $311, ($75), $622 and ($148), respectively)	(3,552)	(560)	(7,354)	(1,115)
Income before income tax expense	18,734	21,586	37,973	41,953
Income tax expense	(8)	(11)	(15)	(22)
Net income	$18,726	$21,575	$37,958	$41,931

Weighted average common shares outstanding - basic and diluted	65,011	45,000	63,238	45,000

Net income per common share—basic and diluted	$0.29	$0.48	$0.60	$0.93

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,958	$41,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,967	8,877
Net amortization of debt issuance costs and premiums	622	(148)
Amortization of acquired real estate leases and assumed real estate lease obligations	4,210	4,220
Amortization of deferred leasing costs	393	387
Provision for losses on rents receivable	507	164
Straight line rental income	(2,232)	(2,945)
Other non-cash expenses	418	—
Change in assets and liabilities:
Rents receivable	(672)	2,654
Deferred leasing costs	(318)	(352)
Due from related persons	(2,955)	—
Other assets	4,561	437
Accounts payable and other liabilities	(208)	(587)
Rents collected in advance	58	(1,744)
Security deposits	128	15
Due to related persons	(5,635)	—
Net cash provided by operating activities	45,802	52,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(43,326)	(281)
Real estate improvements	(1,461)	(2,885)
Net cash used in investing activities	(44,787)	(3,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	444,309	—
Borrowings under revolving credit facility	55,000	—
Repayments of revolving credit facility	(470,000)	—
Repayment of mortgage notes payable	—	(16)
Payment of debt issuance costs	(4,183)	—
Distributions to common shareholders	(17,551)	—
Contributions	16,162	27,317
Distributions	(9,187)	(77,044)
Net cash provided by (used in) financing activities	14,550	(49,743)

Increase in cash and cash equivalents	15,565	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$15,565	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$6,703	$1,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of June 30, 2018, we owned 267 properties with a total of approximately 28,780,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,834,000 rentable square feet that are primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 41 buildings with a total of approximately 11,946,000 rentable square feet that are industrial and logistics properties located in 24 other states, or our Mainland Properties.

We operate in one business segment: ownership and leasing of properties that include buildings and leased industrial lands. For both the three months ended June 30, 2018 and 2017, approximately 60.2%, of our total revenues were from our Hawaii Properties. For the six months ended June 30, 2018 and 2017, approximately 60.4% and 60.0%, respectively, of our total revenues were from our Hawaii Properties. In addition, two subsidiaries of Amazon.com, Inc., which are tenants of our Mainland Properties, accounted for $3,963, or 10.1%, and $3,892, or 10.1%, of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and $8,230, or 10.3%, and $8,037, or 10.3%, of our total revenues for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, we acquired one property in Doral, FL with 240,283 rentable square feet for a purchase price of $43,326, including acquisition related costs of $251. This property was acquired and simultaneously leased back to the seller. This acquisition was accounted for as an acquisition of assets. We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets as follows:

			Rentable
		Number of	Square	Purchase		Building and
Date	Location	Properties	Feet	Price	Land	Improvements
June 27, 2018	Doral, FL	1	240,283	$43,326	$15,225	$28,101

During the six months ended June 30, 2018, we committed $608 for expenditures related to tenant improvements and leasing costs for approximately 514,000 square feet of leases executed during the period. Committed but unspent tenant related obligations based on existing leases as of June 30, 2018 were $272.

In July 2018, we entered an agreement to acquire a single tenant, net leased property located in Upper Marlboro, MD with approximately 221,000 rentable square feet for a purchase price of $29,250, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter of 2018. This acquisition is subject to conditions; accordingly, we cannot be sure that we will acquire this property, that the acquisition will not be delayed or that the terms will not change.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental remediation. As of both June 30, 2018 and December 31, 2017, accrued environmental remediation costs of $7,002 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate any contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Note 4. Indebtedness

Our principal debt obligations at June 30, 2018 were: (1) $335,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; and (2) a mortgage note with an outstanding principal amount of $48,750.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. In addition, during the first quarter of 2018, we completed the syndication of our revolving credit facility with a group of institutional lenders. As of June 30, 2018 and December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 3.38% and 2.89%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.26% and 3.10% for the three and six months ended June 30, 2018, respectively. As of June 30, 2018 and July 26, 2018, we had $335,000 outstanding under our revolving credit facility, and $415,000 available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at June 30, 2018.

As of June 30, 2018, the principal amount outstanding under our mortgage note was $48,750. This mortgage note was secured by one of our properties with a net book value of $65,744. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, rents receivable, our revolving credit facility, a mortgage note payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At June 30, 2018 and December 31, 2017, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At June 30, 2018		At December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage note payable	$49,311	$48,641	$49,427	$48,919

(1)	Includes unamortized premiums of $561 and $677 as of June 30, 2018 and December 31, 2017, respectively.

We estimate the fair value of our mortgage note payable using a discounted cash flow analysis and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 6. Shareholders’ Equity

Share Issuances:

On January 17, 2018, we issued 20,000,000 of our common shares in our IPO at a price to the public of $24.00 per common share, raising net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses.

On March 27, 2018, in accordance with our Trustee compensation arrangements, we granted 1,000 of our common shares, valued at $20.87 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as compensation for the period from our IPO to May 2018.

On May 23, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $20.93 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.

Distributions:

On May 14, 2018, we paid a prorated distribution of $0.27 per common share, or $17,551, for the period from January 17, 2018 (the date we completed our IPO) through March 31, 2018 to shareholders of record on April 30, 2018. This distribution was based on an expected regular quarterly distribution of $0.33 per common share ($1.32 per common share per year).

On July 19, 2018, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 30, 2018. We expect to pay this distribution on or about August 13, 2018.

Additional Paid in Capital Adjustments:

Until January 17, 2018, we were a wholly owned subsidiary of SIR and SIR managed and controlled our cash management function through a series of commingled centralized accounts. As a result, until that date, the cash receipts collected by SIR on our behalf were accounted for as distributions within shareholders' equity and the cash disbursements paid by SIR on our behalf were accounted for as contributions within shareholders' equity. During the period from January 1, 2018 to January 16, 2018, we recorded net contributions from SIR of $6,975 as an increase to additional paid in capital.

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

Note 9. Certain Historical Arrangements and Operations Prior to our IPO

In connection with our IPO, on September 29, 2017, SIR contributed to us 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties. In connection with our formation and this contribution from SIR, we issued to SIR 45,000,000 of our common shares and a $750,000 non-interest bearing demand note, or the SIR Note, and we assumed three mortgage notes totaling $63,069, as of September 30, 2017, that were secured by three of our Initial Properties. In December 2017, we obtained a $750,000 secured revolving credit facility, and we used the proceeds of an initial borrowing of $750,000 under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14,319 that had encumbered two of our Initial Properties. In connection with our IPO, we reimbursed SIR for approximately $7,271 of costs that SIR incurred in connection with our formation and preparation for our IPO. In addition, SIR collected rents from our tenants for the period subsequent to our IPO, of which SIR owed to us $2,955 as of June 30, 2018, which amount is presented as due from related persons in our condensed consolidated balance sheet as of June 30, 2018. SIR paid this amount due to us in July 2018.

Neither we nor SIR have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we had received services from RMR LLC under SIR’s business and property management agreements with RMR LLC. For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC were calculated based on the historical costs of our Initial Properties and incentive management fees and internal audit costs payable by SIR and allocated to us were based on the percentage of our base management fees compared to the total base management fees paid by SIR. During the period from January 1, 2018 to January 16, 2018, the base management fees payable by SIR and allocated to us were $308. During the three months ended June 30, 2017, the base management fees, internal audit costs and estimated incentive management fees payable by SIR allocated to us were $1,704, $21 and $281, respectively. During the six months ended June 30, 2017, the base management fees, internal audit costs and estimated incentive management fees payable by SIR allocated to us were $3,405, $42 and $2,690, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income. The property management and construction supervision fees payable by SIR under SIR’s property management agreement with RMR LLC that were allocated to us for services to our Initial Properties for the period from January 1, 2018 to January 16, 2018 and for the three and six months ended June 30, 2017 were $230, $1,090 and $2,120, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements. For the period from January 1, 2018 to January 16, 2018 and the three and six months ended June 30, 2017, the total property management related reimbursements paid under SIR’s property management agreement with RMR LLC for costs incurred by RMR LLC with respect to our Initial Properties were $120, $638 and $1,270, respectively. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. All these management fees and reimbursements allocated to us for periods prior to January 17, 2018 were paid by SIR and not us.

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

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $1,824 for the three months ended June 30, 2018 and $3,306 for the period from January 17, 2018 through June 30, 2018. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,155 for the three months ended June 30, 2018 and $2,122 for the period from January 17, 2018 through June 30, 2018. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $644 for property management related expenses for the three months ended June 30, 2018 and $1,186 for the period from January 17, 2018 through June 30, 2018. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amount recognized as expense for internal audit costs was $69 for the three months ended June 30, 2018 and $121 for the period from January 17, 2018 through June 30, 2018, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

SIR. SIR is our largest shareholder. As of June 30, 2018, SIR owned 45,000,000 of our common shares, or approximately 69.2% of our outstanding common shares. We were SIR’s wholly owned subsidiary until we completed our IPO on January 17, 2018. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of SIR. John C. Popeo, our other Managing Trustee and our President and Chief Executive Officer, also serves as the chief financial officer and treasurer of SIR. RMR LLC provides management services to SIR and us. In connection with our IPO, we entered a transaction agreement with SIR that governs our separation from and relationship with SIR. The transaction agreement provides that, among other things, (1) our current assets and current liabilities, as of the time of closing of our IPO, were settled so that SIR retained all pre-closing current assets and pre-closing current liabilities and we assumed all post-closing current assets and post-closing current liabilities, (2) we will indemnify SIR with respect to any of our liabilities, and SIR will indemnify us with respect to any of SIR’s liabilities, after giving effect to the settlement between us and SIR of our current assets and current liabilities, and (3) we and SIR will cooperate to enforce the ownership limitations in our and SIR’s respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the IRC, and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes. SIR, ABP Trust and five other companies to which RMR LLC provides management services equally own Affiliates Insurance Company, or AIC, and participate in a combined property insurance program arranged and reinsured in part by AIC. Our properties are included in this program as a majority owned subsidiary of SIR. We pay or reimburse SIR for the part of the premiums allocated to our properties. We currently expect to pay, as of June 30, 2018, aggregate annual premiums, including taxes and fees, of approximately $266 in connection with this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program. See Note 9 for further information regarding our IPO and our relationships, agreements and transactions with SIR.

For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of June 30, 2018, we owned 267 properties with approximately 28.8 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 41 buildings with approximately 12.0 million rentable square feet located in 24 other states. As of June 30, 2018, our properties were approximately 99.1% leased (based on rentable square feet) to 240 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 11.1 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of June 30, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Property Operations

As of June 30, 2018, 99.1% of our rentable square feet was leased, compared to 99.6% of our rentable square feet as of June 30, 2017. Occupancy data for our properties as of June 30, 2018 and 2017 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2018	2017	2018		2017
Total properties	267	266	266		266
Total rentable square feet (2)	28,780	28,505	28,540	(4)	28,505
Percent leased (3)	99.1%	99.6%	99.1%		99.6%

(1)	Consists of properties that we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(4)	Includes a 35 rentable square foot expansion for a lease that commenced on September 1, 2017.

The average effective rental rates per square foot, as defined below, for our properties for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average effective rental rates per square foot leased (1)
All properties	$5.58	$5.44	$5.65	$5.51
Comparable properties (2)	$5.57	$5.44	$5.65	$5.51

(1)	Average effective rental rates per square foot leased represents annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended June 30, 2018 and 2017 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since April 1, 2017. Comparable properties for the six months ended June 30, 2018 and 2017 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2017.

During the three months ended June 30, 2018, we entered lease renewals and new leases for approximately 218,000 square feet at weighted average (by square feet) rental rates that were approximately 34.5% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). Consolidated portfolio occupancy decreased from 99.6% as of June 30, 2017 to 99.1% as of June 30, 2018. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended June 30, 2018 totaled $540,000, or $0.22 per square foot per year of the new weighted average lease term.

As shown in the table below, approximately 0.1% of our total rented square feet and approximately 0.2% of our total annualized rental revenues as of June 30, 2018 are included in leases scheduled to expire by December 31, 2018.

As of June 30, 2018, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented	Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2018 - 12/31/2018	6	17	0.1%	0.1%	$332	0.2%	0.2%
2019	16	1,485	5.2%	5.3%	4,264	2.7%	2.9%
2020	18	801	2.8%	8.1%	4,221	2.7%	5.6%
2021	22	1,198	4.2%	12.3%	7,296	4.6%	10.2%
2022	63	2,762	9.7%	22.0%	20,823	13.1%	23.3%
2023	22	1,559	5.5%	27.5%	11,944	7.5%	30.8%
2024	12	4,750	16.7%	44.2%	15,698	9.9%	40.7%
2025	8	619	2.2%	46.4%	3,115	2.0%	42.7%
2026	3	637	2.2%	48.6%	3,472	2.2%	44.9%
2027	12	4,887	17.1%	65.7%	23,831	15.0%	59.9%
Thereafter	85	9,801	34.3%	100.0%	64,081	40.1%	100.0%
Total	267	28,516	100.0%		$159,077	100.0%

Weighted average remaining lease term (in years):		10.2			11.1

(1)
Rented square feet is pursuant to existing leases as of June 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of June 30, 2018, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of Total
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1.	Amazon.com.dedc, LLC / Amazon.com.kydc LLC	Mainland Industrial	3,048	10.7%	10.0%
2.	Restoration Hardware, Inc.	Mainland Industrial	1,195	4.2%	3.7%
3.	Federal Express Corporation / FedEx Ground Package System, Inc.	Mainland Industrial	674	2.4%	3.6%
4.	American Tire Distributors, Inc.	Mainland Industrial	722	2.5%	3.2%
5.	Par Hawaii Refining, LLC	Hawaii Land and Easement	3,148	11.0%	2.7%
6.	Servco Pacific Inc.	Hawaii Land and Easement	537	1.9%	2.2%
7.	Shurtech Brands, LLC	Mainland Industrial	645	2.3%	2.2%
8.	BJ's Wholesale Club, Inc.	Mainland Industrial	634	2.2%	2.1%
9.	Safeway Inc.	Hawaii Land and Easement	146	0.5%	2.1%
10.	Exel Inc.	Mainland Industrial	945	3.3%	1.9%
11.	Trex Company, Inc.	Mainland Industrial	646	2.3%	1.8%
12.	Avnet, Inc.	Mainland Industrial	581	2.0%	1.8%
13.	Manheim Remarketing, Inc.	Hawaii Land and Easement	338	1.2%	1.7%
14.	Warehouse Rentals Inc.	Hawaii Land and Easement	278	1.0%	1.6%
15.	Coca-Cola Bottling of Hawaii, LLC	Hawaii Land and Easement	351	1.2%	1.5%
16.	A.L. Kilgo Company, Inc.	Hawaii Land and Easement	310	1.1%	1.5%
17.	Hellmann Worldwide Logistics, Inc.	Mainland Industrial	240	0.8%	1.4%
18.	The Net-A-Porter Group LLC	Mainland Industrial	167	0.6%	1.4%
19.	General Mills Operations, LLC	Mainland Industrial	158	0.6%	1.4%
20.	Honolulu Warehouse Co., Ltd.	Hawaii Land and Easement	298	1.0%	1.3%
21.	AES Hawaii, Inc.	Hawaii Land and Easement	1,242	4.4%	1.1%
22.	Bradley Shopping Center Company	Hawaii Land and Easement	334	1.2%	1.1%
23.	Kaiser Foundation Health Plan, Inc.	Hawaii Land and Easement	217	0.8%	1.1%
24.	The Toro Company	Mainland Industrial	450	1.6%	1.1%
	Total		17,304	60.8%	53.5%

(1)
Rented square feet is pursuant to existing leases as of June 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

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

Hawaii Properties. Approximately 59.5% of our annualized rental revenues as of June 30, 2018 were derived from our Hawaii Properties. As of June 30, 2018, a significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, new leases and rental rates for which available space may be relet at our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with new leases and rent resets in Hawaii, our ability to increase rents when rents reset or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of June 30, 2018 scheduled to reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
June 30, 2018
Scheduled to Reset
7/1/2018 - 12/31/2018	$237
2019	10,637
2020	2,500
2021	2,435
2022	3,972
2023 and thereafter	13,316
Total	$33,097

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

Investment Activities (dollars in thousands)

During the six months ended June 30, 2018, we acquired one property in Doral, FL with 240,283 rentable square feet for a purchase price of $43,075, excluding acquisition related costs of $251.

In July 2018, we entered an agreement to acquire a single tenant, net leased property located in Upper Marlboro, MD with approximately 221,000 rentable square feet for a purchase price of $29,250, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter of 2018. This acquisition is subject to conditions; accordingly, we cannot be sure that we will acquire this property, that the acquisition will not be delayed or that the terms will not change.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. Our target investments include industrial and logistics buildings in top tier markets. In addition to top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We expect to use the extensive nationwide resources of RMR LLC to locate and acquire properties.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Property Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$33,855	$33,427	$428	1.3%	$25	$—	$25	$33,880	$33,427	$453	1.4%
Tenant reimbursements and other income	5,540	5,178	362	7.0%	—	—	—	5,540	5,178	362	7.0%
Total revenues	39,395	38,605	790	2.0%	25	—	25	39,420	38,605	815	2.1%

Operating expenses:
Real estate taxes	4,582	4,339	243	5.6%	—	—	—	4,582	4,339	243	5.6%
Other operating expenses	2,822	2,701	121	4.5%	2	—	2	2,824	2,701	123	4.6%
Total operating expenses	7,404	7,040	364	5.2%	2	—	2	7,406	7,040	366	5.2%

Net operating income (3)	$31,991	$31,565	$426	1.3%	$23	$—	$23	32,014	31,565	449	1.4%

Other expenses:
Depreciation and amortization								6,890	6,855	35	0.5%
General and administrative								2,888	2,564	324	12.6%
Total other expenses								9,778	9,419	359	3.8%
Operating income								22,236	22,146	90	0.4%
Interest income								50	—	50	N/M
Interest expense								(3,552)	(560)	(2,992)	534.3%
Income before income tax expense								18,734	21,586	(2,852)	(13.2)%
Income tax expense								(8)	(11)	3	(27.3)%
Net income								$18,726	$21,575	$(2,849)	(13.2)%

Weighted average common shares outstanding - basic and diluted								65,011	45,000	20,011	44.5%

Net income per common share - basic and diluted								$0.29	$0.48	$(0.19)	(39.6)%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$18,726	$21,575
Income tax expense								8	11
Income before income tax expense								18,734	21,586
Interest expense								3,552	560
Interest income								(50)	—
Operating income								22,236	22,146

General and administrative								2,888	2,564
Depreciation and amortization								6,890	6,855
Net operating income								$32,014	$31,565

Net Operating Income (3):
Hawaii Properties								$18,160	$18,095
Mainland Properties								13,854	13,470
Net operating income								$32,014	$31,565

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (4):
Net income								$18,726	$21,575
Plus: depreciation and amortization								6,890	6,855
FFO								25,616	28,430
Plus: estimated business management incentive fees (5)								—	281
Normalized FFO								$25,616	$28,711

FFO per common share - basic and diluted								$0.39	$0.63
Normalized FFO per common share - basic and diluted								$0.39	$0.64

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since April 1, 2017.

(2)	Consists of one property that we acquired in June 2018.

(3)
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

(4)
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

(5)
Incentive fees under our and SIR's business management agreements with RMR LLC are payable after the end of each calendar year, are calculated based on common share total return, as defined in the respective agreements, and are included in general and administrative expense in our condensed consolidated statements of income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include such expense in the calculation of Normalized FFO until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined. Normalized FFO for the three months ended June 30, 2017 exclude $281, which represents the portion of SIR's estimated business management incentive fee allocated to us for the period during which we were SIR's wholly owned subsidiary.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our acquisition activity reflects our acquisition of one property in June 2018.

Rental income. The increase in rental income was primarily a result of increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $1,038 for the 2018 period and approximately $1,475 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $101 for the 2018 period and approximately $96 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements from tenants at certain of our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees. The increase in other operating expenses is primarily due to increases in repairs and maintenance expenses at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects increased depreciation of capital improvements and leasing costs at our comparable properties.

General and administrative. Subsequent to our IPO, general and administrative expenses primarily include fees paid under our business management agreement, legal fees, audit fees, Trustee cash fees and equity compensation expense. Prior to our IPO, general and administrative expenses were primarily allocated to us by SIR based on the historical cost of our properties as a percentage of SIR's historical cost of all of its properties. The increase in general and administrative expenses primarily reflects increased costs associated with our becoming a separate public company, partially offset by our allocated portion of estimated business management incentive fees recognized by SIR in the 2017 period.

Interest income. Interest income represents interest earned on our cash balances.

Interest expense. The increase in interest expense primarily reflects the change in our capital structure, including our IPO, which resulted in changes in borrowings under our revolving credit facility during the 2018 period, partially offset by the prepayment of certain mortgage notes in December 2017.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected qualification for taxation as a REIT for federal income tax purposes.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects the issuance of 20,000,000 of our common shares in connection with our IPO.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income and weighted average common shares noted above.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Property Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$68,664	$67,297	$1,367	2.0%	$25	$—	$25	$68,689	$67,297	$1,392	2.1%
Tenant reimbursements and other income	11,336	10,748	588	5.5%	—	—	—	11,336	10,748	588	5.5%
Total revenues	80,000	78,045	1,955	2.5%	25	—	25	80,025	78,045	1,980	2.5%

Operating expenses:
Real estate taxes	9,167	8,678	489	5.6%	—	—	—	9,167	8,678	489	5.6%
Other operating expenses	6,367	5,433	934	17.2%	2	—	2	6,369	5,433	936	17.2%
Total operating expenses	15,534	14,111	1,423	10.1%	2	—	2	15,536	14,111	1,425	10.1%

NOI (3)	$64,466	$63,934	$532	0.8%	$23	$—	$23	64,489	63,934	555	0.9%

Other expenses:
Depreciation and amortization								13,763	13,666	97	0.7%
General and administrative								5,462	7,200	(1,738)	(24.1)%
Total other expenses								19,225	20,866	(1,641)	(7.9)%
Operating income								45,264	43,068	2,196	5.1%
Interest income								63	—	63	N/M
Interest expense								(7,354)	(1,115)	(6,239)	559.6%
Income before income tax expense								37,973	41,953	(3,980)	(9.5)%
Income tax expense								(15)	(22)	7	(31.8)%
Net income								$37,958	$41,931	$(3,973)	(9.5)%

Weighted average common shares outstanding - basic and diluted								63,238	45,000	18,238	40.5%

Net income per common share - basic and diluted								$0.60	$0.93	$(0.33)	(35.5)%

Reconciliation of Net Income to NOI (3):
Net income								$37,958	$41,931
Income tax expense								15	22
Income before income tax expense								37,973	41,953
Interest expense								7,354	1,115
Interest income								(63)	—
Operating income								45,264	43,068

General and administrative								5,462	7,200
Depreciation and amortization								13,763	13,666
NOI								$64,489	$63,934

NOI (3):
Hawaii Properties								$37,082	$36,663
Mainland Properties								27,407	27,271
NOI								$64,489	$63,934

Reconciliation of Net Income to FFO and Normalized FFO (4):
Net income								$37,958	$41,931
Plus: depreciation and amortization								13,763	13,666
FFO								51,721	55,597
Plus: estimated business management incentive fees (5)								—	2,690
Normalized FFO								$51,721	$58,287

FFO per common share - basic and diluted								$0.82	$1.24
Normalized FFO per common share - basic and diluted								$0.82	$1.30

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2017.

(2)	Consists of one property that we acquired in June 2018.

(3)	See footnote 3 on page 17 for the definition of NOI.

(4)	See footnote 4 on page 17 for the definitions of FFO and Normalized FFO.

(5)
See footnote 5 on page 17 for more information on incentive fees under our and SIR's business management agreements. Normalized FFO for the six months ended June 30, 2017 exclude $2,690, which represents the portion of SIR's estimated business management incentive fee allocated to us for the period during which we were SIR's wholly owned subsidiary.

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our acquisition activity reflects our acquisition of one property in June 2018.

Rental income. The increase in rental income was primarily a result of increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $2,232 for the 2018 period and approximately $2,945 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $203 for the 2018 period and approximately $192 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax and other operating expense reimbursements from tenants at certain of our comparable properties in the 2018 period, partially offset by insurance proceeds and tenant escalation true-ups recognized in the 2017 period.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. The increase in other operating expenses primarily reflects increases in snow removal, repairs and maintenance costs and rent reserves at certain of our comparable properties in the 2018 period, compared to lower than usual amounts for these expenses in the 2017 period.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects increased depreciation of capital improvements at our comparable properties.

General and administrative. The decrease in general and administrative expenses primarily reflects our allocated portion of estimated business management incentive fees recognized by SIR in the 2017 period, partially offset by increased costs related to our becoming a separate public company.

Interest income. Interest income represents interest earned on our cash balances.

Interest expense. The increase in interest expense primarily reflects the change in our capital structure, including our IPO, which resulted in changes in borrowings under our revolving credit facility during the 2018 period, partially offset by the prepayment of certain mortgage notes in December 2017.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected qualification for taxation as a REIT for federal income tax purposes.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects the issuance of 20,000,000 of our common shares in connection with our IPO.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income and weighted average common shares noted above.

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

Cash flows provided by (used in) operating, investing and financing activities were $45,802, ($44,787) and $14,550, respectively, for the six months ended June 30, 2018 and $52,909, ($3,166) and ($49,743), respectively, for the six months ended June 30, 2017. The decrease in net cash provided by operating activities for the six months ended June 30, 2018 compared to the same period in the prior year is primarily due to reimbursements to and from SIR for the costs it incurred in connection with our formation and the preparation for our IPO in 2017, and the cash rents collected from our tenants by SIR in 2018. Net cash used in investing activities for the six months ended June 30, 2018 increased primarily due to our acquisition in the 2018 period. The change in net cash provided by (used in) financing activities for the six months ended June 30, 2018 compared to the same period in the prior year is primarily due to net proceeds from our IPO and net contributions from SIR related to our property operations prior to the completion of our IPO, partially offset by net activities under our revolving credit facility and distributions paid to our shareholders.

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

As of June 30, 2018, we had $15,565 of cash and cash equivalents. To qualify for taxation as a REIT under the IRC, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that will vary based on our leverage ratio. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At June 30, 2018, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.38%. As of June 30, 2018 and July 26, 2018, we had $335,000 outstanding under our revolving credit facility and $415,000 available to borrow under our revolving credit facility.

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

Our debt maturity (other than our revolving credit facility) as of June 30, 2018 was $48,750 in 2020.

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

Although we have no present intention to do so, we may sell, or place mortgages on, properties we own or participate in joint venture arrangements.
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
On May 14, 2018, we paid a prorated distribution of $0.27 per common share, or $17,551, for the period from January 17, 2018 (the date we completed our IPO) through March 31, 2018 to shareholders of record on April 30, 2018. This distribution was based on an expected regular quarterly distribution of $0.33 per common share ($1.32 per common share per year).

On July 19, 2018, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 30, 2018. We expect to pay this distribution on or about August 13, 2018 using existing cash balances and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2018 and 2017, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tenant improvements (1)	$—	$61	$69	$78
Leasing costs (2)	324	24	329	453
Building improvements (3)	211	264	301	573
Development, redevelopment and other activities (4)	78	1,959	456	2,643
	$613	$2,308	$1,155	$3,747

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of June 30, 2018, we had estimated unspent leasing related obligations of $272.

During the three months ended June 30, 2018, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	55	163	218
Total leasing costs and concession commitments (1)	$484	$56	$540
Total leasing costs and concession commitments per square foot (1)	$8.80	$0.34	$2.48
Weighted average lease term by square feet (years)	21.1	7.7	11.1
Total leasing costs and concession commitments per square foot per year (1)	$0.42	$0.04	$0.22

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps, hedges or other derivatives as of June 30, 2018.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2018 were borrowings outstanding under our revolving credit facility and a mortgage note assumed in connection with one of our acquisitions. Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2018, we believe we were in compliance with all of the terms and covenants under our credit agreement.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC; and Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we were a wholly owned subsidiary until January 17, 2018 and which remains our largest shareholder, owning, at June 30, 2018, approximately 69.2% of our outstanding common shares. For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to the Notes to Condensed

Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with SIR, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including, businesses to which RMR LLC or its subsidiaries provide management services.

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

Fixed Rate Debt

At June 30, 2018, our outstanding fixed rate debt consisted of the following secured mortgage note:

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

Our mortgage note requires interest only payments until maturity. Because our mortgage note requires interest to be paid at a fixed rate, changes in market interest rates during the term of the mortgage note will not affect our interest obligations. If this mortgage note is refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $488.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at June 30, 2018 and a discounted cash flow analysis through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rate would change the fair value of this obligation by approximately $1,104.

Floating Rate Debt

At June 30, 2018, our floating rate debt consisted of $335,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2018:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2018	3.38%	$335,000	$11,323	$0.18
One percentage point increase	4.38%	$335,000	$14,673	$0.23

(1)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2018.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2018 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2018	3.38%	$750,000	$25,350	$0.40
One percentage point increase	4.38%	$750,000	$32,850	$0.52

(1)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2018.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET AT OUR HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	CHANGES IN THE SECURITY OF CASH FLOWS FROM OUR PROPERTIES,

•	OUR ABILITY TO OBTAIN AND MAINTAIN ADEQUATE CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH RMR INC.,

•	OUR ABILITY TO QUALIFY AND MAINTAIN OUR QUALIFICATION FOR TAXATION AS A REIT,

•	CHANGES IN FEDERAL OR STATE TAX LAWS,

•	CHANGES IN REAL ESTATE AND ZONING LAWS AND REGULATIONS, AND INTERPRETATIONS OF THOSE LAWS AND REGULATIONS, APPLICABLE TO OUR PROPERTIES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	CHANGES IN ENVIRONMENTAL LAWS OR IN THEIR INTERPRETATIONS OR ENFORCEMENT AS A RESULT OF CLIMATE CHANGE OR OTHERWISE,

•	OUR SALES OF PROPERTIES, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A

MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., SIR, AIC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•
THE COMPETITIVE ADVANTAGES WE BELIEVE WE HAVE MAY NOT IN FACT EXIST OR PROVIDE US WITH THE ADVANTAGES WE EXPECT. WE MAY FAIL TO MAINTAIN ANY OF THESE ADVANTAGES OR OUR COMPETITION MAY OBTAIN OR INCREASE THEIR COMPETITIVE ADVANTAGES RELATIVE TO US,

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

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY MAY BE INCREASED TO UP TO $1.5 BILLION IN CERTAIN CIRCUMSTANCES. HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

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

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND THE UNUSED FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR LEVERAGE. FUTURE CHANGES IN OUR LEVERAGE MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS, AND

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

PART II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Declaration of Trust of the Company, dated January 11, 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018).

3.2	Amended and Restated Bylaws of the Company, adopted January 11, 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018).

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

4.2	Registration Rights Agreement, dated January 17, 2018, between the Company and Select Income REIT. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018).

10.1	Summary of Trustee Compensation. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John C. Popeo
John C. Popeo
President and Chief Executive Officer
Dated: July 27, 2018

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 27, 2018