Form 10-Q
period 2018-09-30
Industrial Logistics Properties Trust
filed 2018-10-26
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 25, 2018: 65,072,031

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

September 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$666,526	$642,706
Buildings and improvements	767,888	700,896
	1,434,414	1,343,602
Accumulated depreciation	(88,278)	(74,614)
	1,346,136	1,268,988
Acquired real estate leases, net	75,550	79,103
Cash and cash equivalents	11,100	—
Rents receivable, including straight line rents of $53,537 and $50,177, respectively, net of allowance for doubtful accounts of $1,241, for both periods presented	55,606	51,672
Debt issuance costs, net	4,800	1,724
Deferred leasing costs, net	5,155	5,254
Due from related persons	1,433	—
Other assets, net	6,849	4,942
Total assets	$1,506,629	$1,411,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$380,000	$750,000
Mortgage note payable, net	49,251	49,427
Assumed real estate lease obligations, net	18,826	20,384
Accounts payable and other liabilities	11,805	11,082
Rents collected in advance	7,669	5,794
Security deposits	5,895	5,674
Due to related persons	1,976	7,114
Total liabilities	475,422	849,475

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,072,031 and 45,000,000 shares issued and outstanding, respectively	651	450
Additional paid in capital	998,195	546,489
Cumulative net income	71,369	15,269
Cumulative common distributions	(39,008)	—
Total shareholders' equity	1,031,207	562,208
Total liabilities and shareholders' equity	$1,506,629	$1,411,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES:
Rental income	$34,781	$33,624	$103,470	$100,921
Tenant reimbursements and other income	5,650	5,442	16,986	16,190
Total revenues	40,431	39,066	120,456	117,111

EXPENSES:
Real estate taxes	4,942	4,579	14,109	13,257
Other operating expenses	3,281	2,727	9,650	8,160
Depreciation and amortization	7,152	6,810	20,915	20,476
Acquisition and transaction related costs	—	925	—	925
General and administrative	2,924	546	8,386	7,746
Total expenses	18,299	15,587	53,060	50,564

Operating income	22,132	23,479	67,396	66,547

Interest income	71	—	134	—
Interest expense (including net amortization of debt issuance costs and premiums of $309, ($77), $931 and ($225), respectively)	(4,052)	(565)	(11,406)	(1,680)
Income before income tax expense	18,151	22,914	56,124	64,867
Income tax expense	(9)	(11)	(24)	(33)
Net income	$18,142	$22,903	$56,100	$64,834

Weighted average common shares outstanding - basic and diluted	65,022	45,000	63,839	45,000

Net income per common share - basic and diluted	$0.28	$0.51	$0.88	$1.44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,100	$64,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,715	13,296
Net amortization of debt issuance costs and premiums	931	(225)
Amortization of acquired real estate leases and assumed real estate lease obligations	6,304	6,328
Amortization of deferred leasing costs	616	577
Provision for losses on rents receivable	982	456
Straight line rental income	(3,360)	(4,421)
Other non-cash expenses	681	—
Change in assets and liabilities:
Rents receivable	(1,556)	255
Deferred leasing costs	(483)	(577)
Due from related persons	(1,433)	—
Other assets	(407)	(6,684)
Accounts payable and other liabilities	1,180	112
Rents collected in advance	1,875	1,164
Security deposits	221	55
Due to related persons	(5,138)	3,573
Net cash provided by operating activities	70,228	78,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(95,078)	(281)
Real estate improvements	(2,091)	(4,461)
Net cash used in investing activities	(97,169)	(4,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	444,309	—
Borrowings under revolving credit facility	160,000	—
Repayments of revolving credit facility	(530,000)	—
Repayment of mortgage notes payable	—	(25)
Payment of debt issuance costs	(4,183)	—
Distributions to common shareholders	(39,008)	—
Repurchase of common shares	(52)	—
Contributions	16,162	42,563
Distributions	(9,187)	(116,539)
Net cash provided by (used in) financing activities	38,041	(74,001)

Increase in cash and cash equivalents	11,100	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$11,100	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$10,195	$1,912

NON-CASH FINANCING ACTIVITIES:
Distribution to SIR of ownership interest	$—	$(1,304,043)
Issuance of SIR note	$—	$750,000
Issuance of common shares	$—	$554,043

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

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our 2017 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Because of the significant changes resulting from our IPO on January 17, 2018, the financial results reported may not be indicative of our expected future results. For periods prior to January 17, 2018, our historical operating information and financial position have been derived from the financial statements of SIR.

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

Note 3. Real Estate Properties

As of September 30, 2018, we owned 269 properties with a total of approximately 29,216,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,834,000 rentable square feet that are primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 43 buildings with a total of approximately 12,382,000 rentable square feet that are industrial and logistics properties located in 25 other states, or our Mainland Properties.

We operate in one business segment: ownership and leasing of properties that include buildings and leased industrial lands. For the three months ended September 30, 2018 and 2017, approximately 60.1% and 60.3%, respectively, of our total revenues were from our Hawaii Properties. For the nine months ended September 30, 2018 and 2017, approximately 60.3% and 60.1%, respectively, of our total revenues were from our Hawaii Properties. In addition, two subsidiaries of Amazon.com, Inc., which are tenants of our Mainland Properties, accounted for $3,874, or 9.6%, and $3,943, or 10.1%, of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and $12,104, or 10.0%, and $11,980, or 10.2%, of our total revenues for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, we acquired three properties with a combined 666,173 rentable square feet for an aggregate purchase price of $93,578, including acquisition related costs of $1,253. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets as follows:

			Rentable				Acquired
		Number of	Square	Purchase		Buildings and	Real Estate
Date	Location	Properties	Feet	Price	Land	Improvements	Leases
June 27, 2018	Doral, FL (1)	1	240,283	$43,326	$15,225	$28,101	$—
September 20, 2018	Carlisle, PA	1	205,090	20,451	3,299	15,515	1,637
September 28, 2018	Upper Marlboro, MD	1	220,800	29,801	5,296	21,833	2,672
		3	666,173	$93,578	$23,820	$65,449	$4,309

(1) This property was acquired and simultaneously leased back to the seller.

During the nine months ended September 30, 2018, we committed $1,006 for expenditures related to tenant improvements and leasing costs for approximately 838,000 square feet of leases executed during the period. Committed but unspent tenant related obligations based on existing leases as of September 30, 2018 were $348.

In October 2018, we acquired a land parcel adjacent to a property we own located in Ankeny, IA for a purchase price of $450, excluding acquisition related costs. This land parcel will be used for a 194,000 square foot expansion for the existing tenant at such property.

Also in October 2018, we acquired a multi-tenant, net leased property located in Maple Grove, MN with approximately 319,000 rentable square feet for a purchase price of $27,700, excluding acquisition related costs.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental remediation. As of both September 30, 2018 and December 31, 2017, accrued environmental remediation costs of $7,002 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate any contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Note 4. Indebtedness

Our principal debt obligations at September 30, 2018 were: (1) $380,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; and (2) a mortgage note with an outstanding principal amount of $48,750.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. If we later achieve an investment grade credit rating, we will then be able to elect to continue to have the interest premium based on our leverage ratio or we may instead elect to have the interest premium based on our credit rating, or a ratings election. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. In addition, during the first quarter of 2018, we completed the syndication of our revolving credit facility with a group of institutional lenders. As of September 30, 2018 and December 31, 2017, the interest rate payable on borrowings under our revolving credit facility was 3.50% and 2.89%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.39% and 3.21% for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018 and October 25, 2018, we had $380,000 and $405,000, respectively, outstanding under our revolving credit facility, and $370,000 and $345,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at September 30, 2018.

As of September 30, 2018, the principal amount outstanding under our mortgage note was $48,750. This mortgage note was secured by one of our properties with a net book value of $65,323 as of September 30, 2018. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, rents receivable, our revolving credit facility, a mortgage note payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At September 30, 2018 and December 31, 2017, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or variable interest rates, except as follows:

	At September 30, 2018		At December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage note payable	$49,251	$48,346	$49,427	$48,919

(1)	Includes unamortized premiums of $501 and $677 as of September 30, 2018 and December 31, 2017, respectively.

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

On September 13, 2018, we granted an aggregate of 54,400 of our common shares, valued at $23.33 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC under our equity compensation plan.

Share Purchases:

On September 24, 2018, we purchased an aggregate of 2,369 of our common shares, valued at $22.08 per common share, the closing price of our common shares on Nasdaq on that day, from certain of our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions:

On May 14, 2018, we paid a prorated distribution of $0.27 per common share, or $17,551, for the period from January 17, 2018 (the date we completed our IPO) through March 31, 2018 to shareholders of record on April 30, 2018. This distribution was based on the then expected regular quarterly distribution of $0.33 per common share ($1.32 per common share per year). On August 13, 2018, we paid a regular quarterly distribution of $0.33 per common share, or $21,457, to shareholders of record on July 30, 2018.

On October 18, 2018, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on October 29, 2018. We expect to pay this distribution on or about November 12, 2018.

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

Note 7. Earnings per Common Share

We calculate basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings are considered when calculating diluted earnings per share.

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

Note 9. Certain Historical Arrangements and Operations Prior to our IPO

In connection with our IPO, on September 29, 2017, SIR contributed to us 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties. In connection with our formation and this contribution from SIR, we issued to SIR 45,000,000 of our common shares and a $750,000 non-interest bearing demand note, or the SIR Note, and we assumed three mortgage notes totaling $63,069, as of September 30, 2017, that were secured by three of our Initial Properties. In December 2017, we obtained a $750,000 secured revolving credit facility, and we used the proceeds of an initial borrowing of $750,000 under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14,319 that had encumbered two of our Initial Properties. In connection with our IPO, we reimbursed SIR for approximately $7,271 of costs that SIR incurred in connection with our formation and preparation for our IPO. In addition, SIR collected rents from certain of our tenants for the period subsequent to our IPO, of which SIR owed to us $1,433 as of September 30, 2018, which amount is presented as due from related persons in our condensed consolidated balance sheet as of September 30, 2018. SIR paid this amount due to us in October 2018.

Neither we nor SIR have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we had received services from RMR LLC under SIR’s business and property management agreements with RMR LLC. For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC were calculated based on the historical costs of our Initial Properties and business management incentive fees and internal audit costs payable by SIR and allocated to us were based on the percentage of our base management fees compared to the total base management fees paid by SIR. During the period from January 1, 2018 to January 16, 2018, the base management fees payable by SIR and allocated to us were $308. During the three months ended September 30, 2017, the base management fees, internal audit costs and estimated business management incentive fees payable by SIR allocated to us were $1,706, $20 and ($1,687), respectively. The amount of estimated business management incentive fees for the three months ended September 30, 2017, reflects the reversal of previously accrued estimated business management incentive fees allocated to us. During the nine months ended September 30, 2017, the base management fees, internal audit costs and estimated business management incentive fees payable by SIR allocated to us were $5,111, $62 and $1,003, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income. The property management and construction supervision fees payable by SIR under SIR’s property management agreement with RMR LLC that were allocated to us for services to our Initial Properties for the period from January 1, 2018 to January 16, 2018 and for the three and nine months ended September 30, 2017 were $230, $1,087 and $3,207, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements. For the period from January 1, 2018 to January 16, 2018 and the three and nine months ended September 30, 2017, the total property management related reimbursements paid under SIR’s property management agreement with RMR LLC for costs incurred by RMR LLC with respect to our Initial Properties were $120, $642 and $1,912, respectively. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. All these management fees and reimbursements allocated to us for periods prior to January 17, 2018 were paid by SIR and not us.

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

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $1,923 for the three months ended September 30, 2018 and $5,229 for the period from January 17, 2018 through September 30, 2018. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,205 for the three months ended September 30, 2018 and $3,327 for the period from January 17, 2018 through September 30, 2018. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $757 for property management related expenses for the three months ended September 30, 2018 and $1,943 for the period from January 17, 2018 through September 30, 2018. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amount recognized as expense for internal audit costs was $52 for the three months ended September 30, 2018 and $173 for the period from January 17, 2018 through September 30, 2018, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

In September 2018, we granted annual awards of 54,400 of our common shares to our officers and other employees of RMR LLC under our equity compensation plan. In September 2018, we purchased 2,369 of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable date of purchase, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to certain of our officers and other employees of RMR LLC. We include amounts recognized as expense for share awards to our officers and other RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

SIR. SIR is our largest shareholder. As of September 30, 2018, SIR owned 45,000,000 of our common shares, or approximately 69.2% of our outstanding common shares. We were SIR’s wholly owned subsidiary until we completed our IPO on January 17, 2018. Adam D. Portnoy, one of our Managing Trustees, is also a managing trustee of SIR. John C. Popeo, our other Managing Trustee and our President and Chief Executive Officer, also serves as the chief financial officer and treasurer of SIR. Mr. Popeo has announced his retirement from his positions with each of us and SIR, effective November 30, 2018. RMR LLC provides management services to SIR and us. In connection with our IPO, we entered a transaction agreement with SIR that governs our separation from and relationship with SIR. The transaction agreement provides that, among other things,

(1) our current assets and current liabilities, as of the time of closing of our IPO, were settled so that SIR retained all pre-closing current assets and pre-closing current liabilities and we assumed all post-closing current assets and post-closing current liabilities, (2) we will indemnify SIR with respect to any of our liabilities, and SIR will indemnify us with respect to any of SIR’s liabilities, after giving effect to the settlement between us and SIR of our current assets and current liabilities and (3) we and SIR will cooperate to enforce the ownership limitations in our and SIR’s respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the IRC, and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

On September 14, 2018, SIR and Government Properties Income Trust, or GOV, announced that they had entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, SIR will merge with and into a wholly owned subsidiary of GOV. Pursuant to the Merger Agreement, SIR and GOV have agreed that, subject to certain conditions, SIR will declare and, at least one business day prior to the completion of the contemplated merger, pay a pro rata distribution to its shareholders of all 45,000,000 of our common shares that SIR owns. We cannot be sure that those conditions will be satisfied or waived or that SIR will declare and pay that distribution of our shares to its shareholders.

SIR, ABP Trust and five other companies to which RMR LLC provides management services equally own Affiliates Insurance Company, or AIC, and participate in a combined property insurance program arranged and reinsured in part by AIC. Our properties are included in this program as a majority owned subsidiary of SIR. We pay or reimburse SIR for the part of the premiums allocated to our properties. We paid aggregate annual premiums, including taxes and fees, of approximately $266 in connection with this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program. See Note 9 for further information regarding our IPO and our relationships, agreements and transactions with SIR.

For further information about these and other such relationships and certain other related person transactions, refer to our 2017 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2017 Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of September 30, 2018, we owned 269 properties with approximately 29.2 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 43 buildings with approximately 12.4 million rentable square feet located in 25 other states. As of September 30, 2018, our properties were approximately 99.3% leased (based on rentable square feet) to 245 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 10.9 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of September 30, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Property Operations

As of September 30, 2018, 99.3% of our rentable square feet was leased, compared to 99.9% of our rentable square feet as of September 30, 2017. Occupancy data for our properties as of September 30, 2018 and 2017 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2018	2017	2018	2017
Total properties	269	266	266	266
Total rentable square feet (2)	29,216	28,540	28,550	28,540
Percent leased (3)	99.3%	99.9%	99.2%	99.9%

(1)	Consists of properties that we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2018, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average effective rental rates per square foot leased (1)
All properties	$5.66	$5.49	$5.65	$5.50
Comparable properties (2)	$5.62	$5.49	$5.64	$5.50

(1)	Average effective rental rates per square foot leased represents annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended September 30, 2018 and 2017 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since July 1, 2017. Comparable properties for the nine months ended September 30, 2018 and 2017 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2017.

During the three months ended September 30, 2018, we entered lease renewals and new leases for approximately 324,000 square feet at weighted average (by square feet) rental rates that were approximately 12.1% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). Consolidated portfolio occupancy decreased from 99.9% as of September 30, 2017 to 99.3% as of September 30, 2018. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended September 30, 2018 totaled $398,000, or approximately $0.10 per square foot per year of the new weighted average lease term. During the three months ended September 30, 2018, we also completed 11 rent resets at our properties in Hawaii for approximately 516,000 square feet of land at rental rates that were approximately 20.3% higher than the prior rental rates.

As shown in the table below, approximately 5.1% of our total rented square feet and approximately 2.7% of our total annualized rental revenues as of September 30, 2018 are included in leases scheduled to expire by December 31, 2019.

As of September 30, 2018, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented	Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
10/1/2018 - 12/31/2018	3	11	0.0%	0.0%	$231	0.1%	0.1%
2019	17	1,487	5.1%	5.1%	4,321	2.6%	2.7%
2020	17	740	2.6%	7.7%	3,722	2.3%	5.0%
2021	25	1,157	4.0%	11.7%	7,334	4.5%	9.5%
2022	62	2,727	9.4%	21.1%	20,801	12.7%	22.2%
2023	21	1,557	5.4%	26.5%	11,904	7.3%	29.5%
2024	13	4,751	16.4%	42.9%	15,809	9.7%	39.2%
2025	10	894	3.1%	46.0%	4,724	2.9%	42.1%
2026	3	637	2.2%	48.2%	3,477	2.1%	44.2%
2027	12	4,887	16.9%	65.1%	23,877	14.6%	58.8%
Thereafter	88	10,154	34.9%	100.0%	67,248	41.2%	100.0%
Total	271	29,002	100.0%		$163,448	100.0%

Weighted average remaining lease term (in years):		10.0			10.9

(1)
Rented square feet is pursuant to existing leases as of September 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of September 30, 2018, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of Total
			Rented	% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1.	Amazon.com.dedc, LLC / Amazon.com.kydc LLC	Mainland Industrial	3,048	10.5%	9.7%
2.	Restoration Hardware, Inc.	Mainland Industrial	1,195	4.1%	3.6%
3.	Federal Express Corporation / FedEx Ground Package System, Inc.	Mainland Industrial	613	2.1%	3.2%
4.	American Tire Distributors, Inc. (2)	Mainland Industrial	722	2.5%	3.1%
5.	Par Hawaii Refining, LLC	Hawaii Land and Easement	3,148	10.9%	2.7%
6.	Servco Pacific Inc.	Hawaii Land and Easement	537	1.9%	2.2%
7.	Shurtech Brands, LLC	Mainland Industrial	645	2.2%	2.1%
8.	BJ's Wholesale Club, Inc.	Mainland Industrial	634	2.2%	2.1%
9.	Safeway Inc.	Hawaii Land and Easement	146	0.5%	2.0%
10.	Exel Inc.	Mainland Industrial	945	3.3%	1.9%
11.	Trex Company, Inc.	Mainland Industrial	646	2.2%	1.8%
12.	Avnet, Inc.	Mainland Industrial	581	2.0%	1.8%
13.	Manheim Remarketing, Inc.	Hawaii Land and Easement	338	1.2%	1.6%
14.	Warehouse Rentals Inc.	Hawaii Land and Easement	278	1.0%	1.5%
15.	Coca-Cola Bottling of Hawaii, LLC	Hawaii Land and Easement	351	1.2%	1.5%
16.	A.L. Kilgo Company, Inc.	Hawaii Land and Easement	310	1.1%	1.5%
17.	Hellmann Worldwide Logistics, Inc.	Mainland Industrial	240	0.8%	1.4%
18.	The Net-A-Porter Group LLC	Mainland Industrial	167	0.6%	1.4%
19.	General Mills Operations, LLC	Mainland Industrial	158	0.5%	1.3%
20.	Honolulu Warehouse Co., Ltd.	Hawaii Land and Easement	298	1.0%	1.3%
21.	LZB Manufacturing, Inc	Mainland Industrial	221	0.8%	1.1%
22.	AES Hawaii, Inc.	Hawaii Land and Easement	1,242	4.3%	1.1%
23.	Bradley Shopping Center Company	Hawaii Land and Easement	334	1.2%	1.0%
24.	Kaiser Foundation Health Plan, Inc.	Hawaii Land and Easement	217	0.7%	1.0%
25.	The Toro Company	Mainland Industrial	450	1.6%	1.0%
	Total		17,464	60.4%	52.9%

(1)
Rented square feet is pursuant to existing leases as of September 30, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)
On October 4, 2018, American Tire Distributors, Inc., which occupies five of our Mainland Properties with a total of approximately 722 rentable square feet, filed for Chapter 11 bankruptcy. Although the tenant has paid its rental obligations through October 2018, the tenant may not pay future rents, may reject one or more of its leases and/or may seek to renegotiate its lease obligations.

Mainland Properties. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Because of the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties.

Hawaii Properties. Approximately 58.8% of our annualized rental revenues as of September 30, 2018 were derived from our Hawaii Properties. As of September 30, 2018, a significant portion of our Hawaii Properties are lands leased for rents that are periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, new leases and rental rates for which available space may be relet at our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with new leases and rent resets in Hawaii, our ability to increase rents when rents reset or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of September 30, 2018 scheduled to reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties(1)
(dollars in thousands)

Annualized
Rental Revenues as of
September 30, 2018
Scheduled to Reset
10/1/2018 - 12/31/2018	$—
2019	7,012
2020	2,527
2021	2,471
2022	4,050
2023 and thereafter	13,480
Total	$29,540

(1)	Includes rent resets that have not yet been reset but does not include any agreed upon rent resets that are effective after September 30, 2018.

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

Investment Activities (dollars in thousands)

During the nine months ended September 30, 2018, we acquired three properties with a combined 666,173 rentable square feet for an aggregate purchase price of $92,325, excluding acquisition related costs of $1,253.

In October 2018, we acquired a land parcel adjacent to a property we own located in Ankeny, IA for a purchase price of $450, excluding acquisition related costs. This land parcel will be used for a 194,000 square foot expansion for the existing tenant at such property.

Also in October 2018, we acquired a multi-tenant, net leased property located in Maple Grove, MN with approximately 319,000 rentable square feet for a purchase price of $27,700, excluding acquisition related costs.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our 2017 Annual Report. Our target investments include industrial and logistics buildings in top tier markets. In addition to top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We expect to use the extensive nationwide resources of RMR LLC to locate and acquire properties.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$34,181	$33,624	$557	1.7%	$600	$—	$600	$34,781	$33,624	$1,157	3.4%
Tenant reimbursements and other income	5,646	5,442	204	3.7%	4	—	4	5,650	5,442	208	3.8%
Total revenues	39,827	39,066	761	1.9%	604	—	604	40,431	39,066	1,365	3.5%

Operating expenses:
Real estate taxes	4,935	4,579	356	7.8%	7	—	7	4,942	4,579	363	7.9%
Other operating expenses	3,263	2,727	536	19.7%	18	—	18	3,281	2,727	554	20.3%
Total operating expenses	8,198	7,306	892	12.2%	25	—	25	8,223	7,306	917	12.6%

Net operating income (3)	$31,629	$31,760	$(131)	(0.4)%	$579	$—	$579	32,208	31,760	448	1.4%

Other expenses:
Depreciation and amortization								7,152	6,810	342	5.0%
Acquisition and transaction related costs								—	925	(925)	N/M
General and administrative								2,924	546	2,378	435.5%
Total other expenses								10,076	8,281	1,795	21.7%
Operating income								22,132	23,479	(1,347)	(5.7)%
Interest income								71	—	71	N/M
Interest expense								(4,052)	(565)	(3,487)	617.2%
Income before income tax expense								18,151	22,914	(4,763)	(20.8)%
Income tax expense								(9)	(11)	2	(18.2)%
Net income								$18,142	$22,903	$(4,761)	(20.8)%

Weighted average common shares outstanding - basic and diluted								65,022	45,000	20,022	44.5%

Net income per common share - basic and diluted								$0.28	$0.51	$(0.23)	(45.1)%

Reconciliation of Net Income to Net Operating Income (3):
Net income								$18,142	$22,903
Income tax expense								9	11
Income before income tax expense								18,151	22,914
Interest expense								4,052	565
Interest income								(71)	—
Operating income								22,132	23,479

General and administrative								2,924	546
Acquisition and transaction related costs								—	925
Depreciation and amortization								7,152	6,810
Net Operating Income								$32,208	$31,760

Net Operating Income (3):
Hawaii Properties								$18,006	$18,097
Mainland Properties								14,202	13,663
Net operating income								$32,208	$31,760

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (4):
Net income	$18,142	$22,903
Plus: depreciation and amortization	7,152	6,810
FFO	25,294	29,713
Plus: acquisition and transaction related costs	—	925
Plus: estimated business management incentive fees (5)	—	(1,687)
Normalized FFO	$25,294	$28,951

FFO per common share - basic and diluted	$0.39	$0.66
Normalized FFO per common share - basic and diluted	$0.39	$0.64

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since July 1, 2017.

(2)	Consists of three properties that we acquired during the period from July 1, 2017 to September 30, 2018.

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

(4)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from Nareit’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition and transaction related costs expensed under GAAP. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to qualify for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

(5)
Incentive fees under our and SIR's business management agreements with RMR LLC are payable after the end of each calendar year, are calculated based on common share total return, as defined in the respective agreements, and are included in general and administrative expense in our condensed consolidated statements of income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include such expense in the calculation of Normalized FFO until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined. Normalized FFO for the three months ended September 30, 2017 exclude the reversal of $1,687 of previously accrued estimated business management incentive fees, which represents the portion of SIR's estimated business management incentive fee allocated to us for the period during which we were SIR's wholly owned subsidiary.

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Our acquisition activity reflects our acquisition of three properties during the period from July 1, 2017 to September 30, 2018.

Rental income. The increase in rental income was primarily a result of our acquisition activity and increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $1,128 for the 2018 period and approximately $1,476 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $92 for the 2018 period and approximately $97 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax expense reimbursements from tenants at certain of our comparable properties.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. Other operating expenses primarily include property maintenance, environmental remediation, utilities, insurance, bad debt, legal and property management fees. The increase in other operating expenses is primarily due to increases in bad debt expense, repairs and maintenance expenses and legal fees at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation of capital improvements and leasing costs at our comparable properties.

Acquisition and transaction related costs. The decrease in acquisition and transaction related costs primarily reflects accounting fees related to our IPO that were required to be expensed under GAAP in the 2017 period.

General and administrative. Subsequent to our IPO, general and administrative expenses primarily include fees paid under our business management agreement, legal fees, audit fees, Trustee cash fees and equity compensation expense. Prior to our IPO, general and administrative expenses were primarily allocated to us by SIR based on the historical cost of our properties as a percentage of SIR's historical cost of all of its properties. The increase in general and administrative expenses primarily reflects increased costs associated with our becoming a separate public company and our allocated portion of the reversal of estimated business management incentive fees recognized by SIR in the 2017 period.

Interest income. Interest income represents interest earned on our cash balances.

Interest expense. The increase in interest expense primarily reflects the change in our capital structure, including our IPO, and our acquisitions, which resulted in changes in borrowings under our revolving credit facility during the 2018 period, partially offset by the prepayment of certain mortgage notes in December 2017.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected qualification for taxation as a REIT for federal income tax purposes.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects: (i) the issuance of 20,000,000 of our common shares in connection with our IPO, (ii) shares granted to our Trustees in March 2018 and May 2018 and (iii) shares granted to our officers and certain other employees of RMR LLC in September 2018.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income and weighted average common shares noted above.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$102,845	$100,921	$1,924	1.9%	$625	$—	$625	$103,470	$100,921	$2,549	2.5%
Tenant reimbursements and other income	16,981	16,190	791	4.9%	5	—	5	16,986	16,190	796	4.9%
Total revenues	119,826	117,111	2,715	2.3%	630	—	630	120,456	117,111	3,345	2.9%

Operating expenses:
Real estate taxes	14,101	13,257	844	6.4%	8	—	8	14,109	13,257	852	6.4%
Other operating expenses	9,631	8,160	1,471	18.0%	19	—	19	9,650	8,160	1,490	18.3%
Total operating expenses	23,732	21,417	2,315	10.8%	27	—	27	23,759	21,417	2,342	10.9%

NOI (3)	$96,094	$95,694	$400	0.4%	$603	$—	$603	96,697	95,694	1,003	1.0%

Other expenses:
Depreciation and amortization								20,915	20,476	439	2.1%
Acquisition and transaction related costs								—	925	(925)	N/M
General and administrative								8,386	7,746	640	8.3%
Total other expenses								29,301	29,147	154	0.5%
Operating income								67,396	66,547	849	1.3%
Interest income								134	—	134	N/M
Interest expense								(11,406)	(1,680)	(9,726)	578.9%
Income before income tax expense								56,124	64,867	(8,743)	(13.5)%
Income tax expense								(24)	(33)	9	(27.3)%
Net income								$56,100	$64,834	$(8,734)	(13.5)%

Weighted average common shares outstanding - basic and diluted								63,839	45,000	18,839	41.9%

Net income per common share - basic and diluted								$0.88	$1.44	$(0.56)	(38.9)%

Reconciliation of Net Income to NOI (3):
Net income								$56,100	$64,834
Income tax expense								24	33
Income before income tax expense								56,124	64,867
Interest expense								11,406	1,680
Interest income								(134)	—
Operating income								67,396	66,547

General and administrative								8,386	7,746
Acquisition and transaction related costs								—	925
Depreciation and amortization								20,915	20,476
NOI								$96,697	$95,694

NOI (3):
Hawaii Properties								$55,088	$54,760
Mainland Properties								41,609	40,934
NOI								$96,697	$95,694

Reconciliation of Net Income to FFO and Normalized FFO (4):
Net income	$56,100	$64,834
Plus: depreciation and amortization	20,915	20,476
FFO	77,015	85,310
Plus: acquisition and transaction related costs	—	925
Plus: estimated business management incentive fees (5)	—	1,003
Normalized FFO	$77,015	$87,238

FFO per common share - basic and diluted	$1.21	$1.90
Normalized FFO per common share - basic and diluted	$1.21	$1.94

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2017.

(2)	Consists of three properties that we acquired during the period from January 1, 2017 to September 30, 2018.

(3)	See footnote 3 on page 18 for the definition of NOI.

(4)	See footnote 4 on page 18 for the definitions of FFO and Normalized FFO.

(5)
See footnote 5 on page 18 for more information on incentive fees under our and SIR's business management agreements. Normalized FFO for the nine months ended September 30, 2017 exclude $1,003, which represents the portion of SIR's estimated business management incentive fee allocated to us for the period during which we were SIR's wholly owned subsidiary.

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our acquisition activity reflects our acquisition of three properties during the period from January 1, 2017 to September 30, 2018.

Rental income. The increase in rental income was primarily a result of increases from leasing activity and rent resets at certain of our comparable properties and our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $3,360 for the 2018 period and approximately $4,421 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $295 for the 2018 period and approximately $289 for the 2017 period.

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

Other operating expenses. The increase in other operating expenses primarily reflects increases in bad debt expense, snow removal and repairs and maintenance costs at certain of our comparable properties in the 2018 period, compared to lower than usual amounts for these expenses in the 2017 period.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation of capital improvements and leasing costs at our comparable properties.

Acquisition and transaction related costs. The decrease in acquisition and transaction related costs primarily reflects accounting fees related to our IPO that were required to be expensed under GAAP in the 2017 period.

General and administrative. The increase in general and administrative expenses primarily reflects increased costs associated with our becoming a separate public company, partially offset by a decrease of our allocated portion of estimated business management incentive fees recognized by SIR in the 2017 period.

Interest income. Interest income represents interest earned on our cash balances.

Interest expense. The increase in interest expense primarily reflects the change in our capital structure, including our IPO, and our acquisitions, which resulted in changes in borrowings under our revolving credit facility during the 2018 period, partially offset by the prepayment of certain mortgage notes in December 2017.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected qualification for taxation as a REIT for federal income tax purposes.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects: (i) the issuance of 20,000,000 of our common shares in connection with our IPO, (ii) shares granted to our Trustees in March 2018 and May 2018 and (iii) shares granted to our officers and certain other employees of RMR LLC in September 2018.

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

Cash flows provided by (used in) operating, investing and financing activities were $70,228, ($97,169) and $38,041, respectively, for the nine months ended September 30, 2018 and $78,743, ($4,742) and ($74,001), respectively, for the nine months ended September 30, 2017. The decrease in net cash provided by operating activities for the nine months ended September 30, 2018 compared to the same period in the prior year is primarily due to reimbursements to and from SIR for the costs it incurred in connection with our formation and the preparation for our IPO in 2017, and the cash rents collected from our tenants by SIR in 2018 that SIR had not yet paid to us as of September 30, 2018. Net cash used in investing activities for the nine months ended September 30, 2018 increased primarily due to our acquisitions in the 2018 period. The change in net cash provided by (used in) financing activities for the nine months ended September 30, 2018 compared to the same period in the prior year is primarily due to net proceeds from our IPO and net contributions from SIR related to our property operations prior to the completion of our IPO, partially offset by net activities under our revolving credit facility and distributions paid to our shareholders.

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

As of September 30, 2018, we had $11,100 of cash and cash equivalents. To qualify for taxation as a REIT under the IRC, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At September 30, 2018, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 15 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.50%. As of September 30, 2018 and October 25, 2018, we had $380,000 and $405,000, respectively, outstanding under our revolving credit facility and $370,000 and $345,000, respectively, available to borrow under our revolving credit facility.

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

We have one mortgage note payable with a principal amount of $48,750, which is scheduled to mature in 2020.

We expect to use borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage debt in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, placing mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint venture arrangements, or selling properties. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

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
During the nine months ended September 30, 2018, we paid quarterly cash distributions to our shareholders aggregating $39,008 using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2018, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On October 18, 2018, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on October 29, 2018. We expect to pay this distribution on or about November 12, 2018 using existing cash balances and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2018 and 2017, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tenant improvements (1)	$—	$2	$69	$80
Leasing costs (2)	188	95	517	548
Building improvements (3)	657	224	958	797
Development, redevelopment and other activities (4)	110	1,928	566	4,571
	$955	$2,249	$2,110	$5,996

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of September 30, 2018, we had estimated unspent leasing related obligations of $348. In addition, in October 2018, we committed to expand an existing property by approximately 194,000 square feet at an estimated cost of approximately $15,000.

During the three months ended September 30, 2018, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	120	204	324
Total leasing costs and concession commitments (1)	$321	$77	$398
Total leasing costs and concession commitments per square foot (1)	$2.68	$0.38	$1.23
Weighted average lease term by square feet (years)	4.4	16.1	11.8
Total leasing costs and concession commitments per square foot per year (1)	$0.61	$0.02	$0.10

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no swaps, hedges or other derivatives as of September 30, 2018.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2018 were borrowings outstanding under our revolving credit facility and a mortgage note assumed in connection with one of our acquisitions. Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2018, we believe we were in compliance with all of the terms and covenants under our credit agreement.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; The RMR Group Inc., or RMR Inc., is the managing member of RMR LLC; and Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we were a wholly owned subsidiary until January 17, 2018 and which remains our largest shareholder, owning, at September 30, 2018, approximately 69.2% of our outstanding common shares; SIR has agreed, subject to certain conditions, to declare and, at least one business day before the completion of the contemplated merger of SIR into a subsidiary of GOV, pay a pro rata distribution to its shareholders all 45,000,000 of our common shares that SIR owns. For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2017 Annual Report and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2017 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with SIR, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including, businesses to which RMR LLC or its subsidiaries provide management services.

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

At September 30, 2018, our outstanding fixed rate debt consisted of the following mortgage note:

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at September 30, 2018 and a discounted cash flow analysis through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point increase in the interest rate would decrease the fair value of this obligation by approximately $990.

Floating Rate Debt

At September 30, 2018, our floating rate debt consisted of $380,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that is subject to adjustment based upon changes to our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2018:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2018	3.50%	$380,000	$13,300	$0.21
One percentage point increase	4.50%	$380,000	$17,100	$0.27

(1)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2018.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2018 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2018	3.50%	$750,000	$26,250	$0.41
One percentage point increase	4.50%	$750,000	$33,750	$0.53

(1)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2018.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET AT OUR HAWAII PROPERTIES,

•	THE LIKELIHOOD THAT THE DISTRIBUTION OF OUR COMMON SHARES BY SIR WILL BE COMPLETED,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	CHANGES IN THE SECURITY OF CASH FLOWS FROM OUR PROPERTIES,

•	OUR ABILITY TO SUCCESSFULLY AND PROFITABLY COMPLETE EXPANSION AND RENOVATION PROJECTS AT OUR PROPERTIES AND TO REALIZE OUR EXPECTED RETURNS ON THOSE PROJECTS,

•	OUR ABILITY TO OBTAIN AND MAINTAIN ADEQUATE CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH RMR INC.,

•	OUR ABILITY TO QUALIFY AND MAINTAIN OUR QUALIFICATION FOR TAXATION AS A REIT,

•	CHANGES IN FEDERAL OR STATE TAX LAWS,

•	CHANGES IN REAL ESTATE AND ZONING LAWS AND REGULATIONS, AND INTERPRETATIONS OF THOSE LAWS AND REGULATIONS, APPLICABLE TO OUR PROPERTIES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	CHANGES IN ENVIRONMENTAL LAWS OR IN THEIR INTERPRETATIONS OR ENFORCEMENT AS A RESULT OF CLIMATE CHANGE OR OTHERWISE,

•	OUR SALES OF PROPERTIES, AND

•	OTHER MATTERS.
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

•
THE UNEMPLOYMENT RATE OR ECONOMIC CONDITIONS IN AREAS WHERE OUR PROPERTIES ARE LOCATED MAY BECOME WORSE IN THE FUTURE. SUCH CIRCUMSTANCES OR OTHER CONDITIONS MAY REDUCE DEMAND FOR LEASING INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RENTS AND OUR FINANCIAL RESULTS MAY DECLINE,

•	E-COMMERCE RETAIL SALES MAY NOT CONTINUE TO GROW AND INCREASE THE DEMAND FOR INDUSTRIAL AND LOGISTICS REAL ESTATE AS WE EXPECT,

•	INCREASING DEVELOPMENT OF INDUSTRIAL AND LOGISTICS PROPERTIES MAY REDUCE THE DEMAND FOR, AND OUR RENTS FROM, OUR PROPERTIES,

•
OUR BELIEF THAT THERE IS A LIKELIHOOD THAT TENANTS MAY RENEW OR EXTEND OUR LEASES PRIOR TO THEIR EXPIRATIONS WHENEVER THEY HAVE MADE SIGNIFICANT INVESTMENTS IN THE LEASED PROPERTIES, OR BECAUSE THOSE PROPERTIES MAY BE OF STRATEGIC IMPORTANCE TO THEM, MAY NOT BE REALIZED,

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

•
WE HAVE NEGOTIATED A 194,000 SQUARE FOOT EXPANSION OF A BUILDING ON A PROPERTY WE OWN IN IOWA. WE EXPECT TO SPEND AN AGGREGATE OF $15.0 MILLION TO COMPLETE THIS EXPANSION. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT AND TENANT IMPROVEMENT COSTS. THIS DEVELOPMENT PROJECT MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

•
ONE OF OUR TENANTS THAT REPRESENTS 3.1% OF OUR ANNUALIZED RENTAL REVENUES AS OF SEPTEMBER 30, 2018 HAS FILED FOR CHAPTER 11 BANKRUPTCY. ALTHOUGH THE TENANT HAS PAID ITS RENTAL OBLIGATIONS TO US THROUGH OCTOBER 2018, THE TENANT MAY NOT PAY FUTURE RENTS, MAY REJECT ONE OR MORE OF ITS LEASES AND/OR MAY SEEK TO RENEGOTIATE ITS LEASE OBLIGATIONS, AND

•
THE DISTRIBUTION OF ALL 45,000,000 OF OUR COMMON SHARES THAT SIR OWNS TO SIR'S SHAREHOLDERS PURSUANT TO THE MERGER AGREEMENT IS SUBJECT TO THE SATISFACTION OF CERTAIN CONDITIONS, INCLUDING, AMONG OTHER THINGS, OBTAINING THE REQUISITE SHAREHOLDER APPROVALS WITH RESPECT TO THE MERGER CONTEMPLATED BY THE MERGER AGREEMENT. WE CANNOT BE SURE WHEN OR IF THOSE CONDITIONS WILL BE SATISFIED OR THAT SUCH DISTRIBUTION WILL OCCUR.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR LEASED SPACE OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR 2017 ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

SHALL LOOK ONLY TO THE ASSETS OF INDUSTRIAL LOGISTICS PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2018:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
September 2018	2,369	$22.08	—	$—
Total	2,369	$22.08	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our officers and certain other RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 5. Other Information
On October 24, 2018, John C. Popeo announced his decision to retire and therefore resign as our President and Chief Executive Officer and as one of our Managing Trustees effective November 30, 2018.

Also on October 24, 2018, our Board of Trustees appointed John G. Murray as our President and Chief Executive Officer effective December 1, 2018. Also on October 24, 2018, our Board of Trustees, pursuant to a recommendation of the Nominating and Governance Committee of our Board of Trustees, elected Mr. Murray as the Managing Trustee in Class I of our Board of Trustees effective December 1, 2018. Mr. Murray was elected to fill the vacancy caused by the retirement and related resignation of John C. Popeo and to serve the remainder of the full term of the Class I Trustees, the Class of Trustees which will stand for election at our 2019 annual meeting of shareholders.

Mr. Murray, age 57, is and has been an executive vice president of our manager, RMR LLC, since 2001, and previously served as a senior vice president of RMR LLC from 1993 to 2001. Mr. Murray is and has been the chief executive officer of Hospitality Properties Trust, or HPT, since June 2018, a managing trustee of HPT since April 2018 and president of HPT since 1996, and previously served as chief operating officer of HPT from 1996 to 2018, and as chief financial officer and treasurer from 1995 to 1996. Prior to joining RMR LLC, Mr. Murray was employed at Fidelity Brokerage Services Inc. and at Ernst & Young LLP.

Our Board of Trustees is comprised of two Managing Trustees and three Independent Trustees. Mr. Murray qualifies as a Managing Trustee in accordance with our Amended and Restated Bylaws. Mr. Murray has advised us that he has no arrangement or understanding with any other person pursuant to which he was appointed as our Managing Trustee. Mr. Murray is not expected to be appointed to any committees of our Board of Trustees.

In accordance with our publicly disclosed Trustee compensation arrangements, Mr. Murray will not be entitled to any cash compensation for his service as a Managing Trustee, but he will be entitled to receive awards of our common shares from time to time pursuant to our equity compensation plan at the discretion of the Compensation Committee of our Board of Trustees. We previously filed a summary of our currently effective Trustee compensation as Exhibit 10.7 to our Current Report on Form 8-K dated January 11, 2018, which summary is incorporated herein by reference.

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., and others related to them. For information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Person Transactions” and “Warning Concerning Forward Looking Statements” of this Quarterly Report on Form 10-Q, as well as Notes 7, 8, 9 and 11 to our consolidated financial statements included in our 2017 Annual Report and the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2017 Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers included in our Proxy Statement for our 2018 Annual Meeting of Shareholders. In addition, please see the section captioned “Risk Factors” of our 2017 Annual Report for a description of risks that may arise as a result of these and other such relationships and related person transactions. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John C. Popeo
John C. Popeo
President and Chief Executive Officer
Dated: October 26, 2018

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 26, 2018