Form 10-K
period 2018-12-31
Industrial Logistics Properties Trust
filed 2019-02-21
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was $447.0 million based on the $22.35 closing price per common share on The Nasdaq Stock Market LLC on June 29, 2018. For purposes of this calculation, an aggregate of 20,000 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant, plus 45,000,000 common shares held by Select Income REIT, or SIR, as of June 30, 2018 have been included in the number of common shares held by affiliates. On December 27, 2018, SIR distributed all 45,000,000 common shares that SIR owned to SIR's shareholders of record as of the close of business on December 20, 2018.

Number of the registrant’s common shares outstanding as of February 19, 2019: 65,074,791.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES OR THAT WE WILL BE ABLE TO OBTAIN REPLACEMENT TENANTS,

•	OUR ACQUISITIONS OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES, WHEN WE ENTER NEW LEASES, OR WHEN OUR RENTS RESET AT OUR HAWAII PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	CHANGES IN THE SECURITY OF CASH FLOWS FROM OUR PROPERTIES,

•	OUR TENANTS' ABILITY AND WILLINGNESS TO PAY THEIR RENT OBLIGATIONS TO US,

•	OUR ABILITY TO SUCCESSFULLY AND PROFITABLY COMPLETE EXPANSION AND RENOVATION PROJECTS AT OUR PROPERTIES AND TO REALIZE OUR EXPECTED RETURNS ON THOSE PROJECTS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR ABILITY TO QUALIFY AND MAINTAIN OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•	CHANGES IN FEDERAL OR STATE TAX LAWS,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	CHANGES IN ENVIRONMENTAL LAWS OR IN THEIR INTERPRETATIONS OR ENFORCEMENT AS A RESULT OF CLIMATE CHANGE OR OTHERWISE,

•	OUR SALES OF PROPERTIES, AND

•	OTHER MATTERS.

(i)

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, NORMALIZED FFO, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY FOR INDUSTRIAL AND LOGISTICS PROPERTIES IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., AFFILIATES INSURANCE COMPANY, OR AIC, AND OTHERS AFFILIATED WITH THEM, AND

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE AND WE MAY FAIL TO REACH AGREEMENT WITH THE SELLERS AND COMPLETE THE PURCHASES OF ANY PROPERTIES WE DO WANT TO ACQUIRE. IN ADDITION, ANY PROPERTIES WE MAY ACQUIRE MAY NOT PROVIDE US WITH RENTS LESS PROPERTY OPERATING COSTS THAT EXCEED OUR CAPITAL COSTS OR ACHIEVE OUR EXPECTED RETURNS,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY EXPECTED ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE UPON RENT RESETS, LEASE RENEWALS OR LEASE EXPIRATIONS BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•	LEASING FOR SOME OF OUR PROPERTIES DEPENDS ON A SINGLE TENANT AND WE MAY BE ADVERSELY AFFECTED BY THE BANKRUPTCY, INSOLVENCY, A DOWNTURN OF BUSINESS OR A LEASE TERMINATION OF A SINGLE TENANT,

•
CERTAIN OF OUR HAWAII PROPERTIES ARE LANDS LEASED FOR RENTS THAT PERIODICALLY RESET BASED ON THEN CURRENT FAIR MARKET VALUES. REVENUES FROM OUR PROPERTIES IN HAWAII HAVE GENERALLY INCREASED DURING OUR AND OUR PREDECESSORS’ OWNERSHIP AS THE LEASES FOR THOSE PROPERTIES HAVE BEEN RESET, EXTENDED OR RENEWED. ALTHOUGH

(ii)

WE EXPECT THAT RENTS FOR OUR HAWAII PROPERTIES WILL INCREASE IN THE FUTURE, WE CANNOT BE SURE THEY WILL INCREASE. FUTURE RENTS FROM THESE PROPERTIES COULD DECREASE OR NOT INCREASE TO THE EXTENT THEY HAVE IN THE PAST OR BY THE AMOUNT WE EXPECT,

•	OUR POSSIBLE DEVELOPMENT OR REDEVELOPMENT OF CERTAIN OF OUR PROPERTIES MAY NOT BE REALIZED OR BE SUCCESSFUL,

•	OUR LEASING RELATED OBLIGATIONS MAY COST MORE AND MAY TAKE LONGER TO COMPLETE THAN WE EXPECT, AND OUR LEASING RELATED OBLIGATIONS MAY INCREASE IN THE FUTURE,

•
ECONOMIC CONDITIONS IN AREAS WHERE OUR PROPERTIES ARE LOCATED MAY DECLINE IN THE FUTURE. SUCH CIRCUMSTANCES OR OTHER CONDITIONS MAY REDUCE DEMAND FOR LEASING INDUSTRIAL SPACE. IF THE DEMAND FOR LEASING INDUSTRIAL SPACE IS REDUCED, WE MAY BE UNABLE TO RENEW LEASES WITH OUR TENANTS AS LEASES EXPIRE OR ENTER NEW LEASES AT RENTAL RATES AS HIGH AS EXPIRING RENTS AND OUR FINANCIAL RESULTS MAY DECLINE,

•	E-COMMERCE RETAIL SALES MAY NOT CONTINUE TO GROW AND INCREASE THE DEMAND FOR INDUSTRIAL AND LOGISTICS REAL ESTATE AS WE EXPECT,

•	INCREASING DEVELOPMENT OF INDUSTRIAL AND LOGISTICS PROPERTIES MAY REDUCE THE DEMAND FOR, AND RENTS FROM, OUR PROPERTIES,

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

(iii)

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

•	WE MAY SPEND MORE FOR CAPITAL EXPENDITURES THAN WE CURRENTLY EXPECT,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•	IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT AND TENANT IMPROVEMENT COSTS. OUR DEVELOPMENT PROJECTS MAY COST MORE AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT.
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

(iv)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
2018 FORM 10-K ANNUAL REPORT

PART 1
Item 1. Business

Our Company

We are a real estate investment trust, or REIT, that was organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States. We intend to elect and qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2018, and to maintain such qualification thereafter.

On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or our IPO. At that time, we owned 266 properties, or our Initial Properties, with a total of approximately 28.5 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited). Our Initial Properties were contributed to us on September 29, 2017 by Select Income REIT, or SIR, a former publicly traded REIT that merged with a wholly owned subsidiary of Office Properties Income Trust (formerly Government Properties Income Trust), or OPI, on December 31, 2018. In connection with our formation and the contribution of our Initial Properties, we (i) issued to SIR 45,000,000 of our common shares, (ii) issued to SIR a $750.0 million non-interest bearing demand note, or the SIR Note, and (iii) assumed three mortgage notes totaling $63.1 million, excluding premiums, that were secured by three of our Initial Properties. In December 2017, we obtained a $750.0 million secured revolving credit facility, and we used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14.3 million that had encumbered two of our Initial Properties. Upon the closing of our IPO, our secured revolving credit facility converted into a four year unsecured revolving credit facility and we used substantially all of the net proceeds from our IPO to reduce amounts outstanding under our revolving credit facility. We also reimbursed SIR for costs that SIR incurred in connection with our formation and the preparation for our IPO. On December 27, 2018, SIR distributed all 45,000,000 of our common shares that SIR owned to SIR's shareholders of record as of the close of business on December 20, 2018.

As of December 31, 2018, we owned 270 properties that were approximately 99.3% leased to 248 tenants with a weighted average (by annualized rental revenues) remaining lease term of approximately 11 years. These properties consisted of 226 buildings, leasable land parcels and easements with a total of approximately 16.8 million rentable square feet that were primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 44 buildings with a total of approximately 12.7 million rentable square feet that were industrial and logistics properties located in 25 other states, or our Mainland Properties.

As of December 31, 2018, our Hawaii Properties represented 58.1% of our annualized rental revenues and our Mainland Properties represented 41.9% of our annualized rental revenues. We define the term annualized rental revenues as used in this Annual Report on Form 10-K as the annualized contractual rents as of December 31, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

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

Internal Growth through Rent Resets and Leasing Activity, Fixed Increases in Our Leases and Selective Development. Certain of the leases for our Hawaii Properties provide for rents to be reset to fair market value periodically during the lease terms. Since our predecessors began acquiring our Hawaii Properties in December 2003, our Hawaii Properties have remained over 98.0% leased, and periodic rent resets, together with lease extensions and new leasing activity following lease expirations, at our Hawaii Properties have resulted in significant rent increases. Because of the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for rent growth as a result of periodic rent resets, lease extensions and new leasing following current lease expirations. In addition to the internal rent growth which may result from our rent resets and lease expirations at our Hawaii Properties, a majority of the leases at our Mainland Properties and certain leases at our Hawaii Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us.

Since the leases at certain of our Hawaii Properties were originally entered, in some cases, as long as 40 or 50 years ago, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we and our predecessors have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents (e.g., from industrial to retail use). Because our Hawaii Properties are currently experiencing strong demand from tenants for industrial and logistics uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity of ours in the near term; however, we may undertake such activities on a selective basis. Also, we and our predecessors have sometimes built expansions for tenants at our Mainland Properties in return for lease extensions and rent increases, and we expect to continue such activities.

External Growth through Acquisitions. Our external growth strategy is to acquire additional industrial and logistics properties that we believe will produce net operating income, or NOI, in excess of our cost of capital used to purchase the properties. We intend to grow our business by investing primarily in industrial and logistics properties that serve the growing needs of e-commerce. We believe that e-commerce sales will continue to grow, in both dollar value and as a percentage of total retail sales, and that this will create strong demand for industrial and logistics properties and rental growth for the next several years. We are focused on acquiring industrial and logistics properties that are of strategic importance to our tenants’ businesses, such as build to suit properties, strategic distribution hubs or other properties in which tenants have invested a significant amount of capital. We target occupied properties, where tenants are financially responsible for all, or substantially all, property operating expenses, including increases with respect thereto. Because there are a limited number of industrial and logistics properties in Hawaii, we expect that most of our acquisitions will be in other states.

We believe we have two competitive advantages which may allow us to successfully implement our external growth strategy, as follows:

First, we have and expect to maintain a strong capitalization which may allow us to access reasonably priced capital throughout business cycles. As of February 19, 2019, we had approximately $758.8 million of total debt and approximately $1.4 billion of market value of common equity, and approximately $690.0 million of available borrowing capacity under our revolving credit facility.

Second, we believe we have an experienced management team to implement our growth strategies. Our executive officers have extensive experience acquiring and operating real estate. We believe our manager, The RMR Group LLC, or RMR LLC, a Maryland limited liability company, can and will provide us with an extensive array of services to assist with our acquisitions. The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc., the majority owner of RMR LLC, is an alternative asset management company that has been managing commercial real estate companies and related businesses since 1986. As of December 31, 2018, RMR LLC had $29.7 billion of real estate assets under management. Because of the experience and depth of our management, we believe we will be able to acquire industrial and logistics properties throughout the United States and successfully compete with many of our competitors.

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

Our Financing Policies

To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund acquisitions or development or redevelopment projects. Instead, we expect to repay our debts, invest in our properties or fund acquisitions, developments or redevelopments by borrowing under our revolving credit facility, issuing equity or debt securities or using retained cash from operations that may exceed distributions paid. We expect that our operating and investment activities will be financed by rents from tenants at our properties in excess of planned distributions to our shareholders and by borrowings under our revolving credit facility. As the maximum borrowing under, or the maturity of, our revolving credit facility approaches, we expect to renew that facility or refinance that indebtedness with equity issuances or new debt. We will decide when and whether to issue equity or new debt depending upon market conditions. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.

We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes, including for acquisition funding on an interim basis until we may refinance with equity or debt. In some instances, we may assume outstanding mortgage debt in connection with the acquisition of properties or obtain financing secured by mortgages on properties we own. In January 2019, we obtained a $650.0 million mortgage loan that matures in February 2029 that is secured by a portfolio of industrial assets on the island of Oahu, Hawaii, comprised of 186 properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

We do not have policies limiting the amount of debt we may incur or the number or amount of mortgages that may be placed on our properties. Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Structure and Formation of Our Company

Until January 17, 2018, we were a wholly owned subsidiary of SIR, a former publicly traded REIT that merged with a wholly owned subsidiary of OPI. We were originally formed in 2017, and, on September 29, 2017, SIR contributed our Initial Properties to us. In connection with our formation and this contribution, we issued to SIR 45,000,000 of our common shares and the SIR Note, and we assumed three mortgage notes totaling approximately $63.1 million, as of September 30, 2017, that were secured by three of our Initial Properties with a total net book value of approximately $87.4 million. In December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14.3 million that had encumbered two of our Initial Properties with a total net book value of approximately $20.4 million. On December 29, 2017, we obtained a $750.0 million secured revolving credit facility and used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Upon the completion of our IPO, our secured revolving credit facility was converted into a four year unsecured revolving credit facility maturing on December 29, 2021. We used the net proceeds from our IPO, after deducting the underwriting discounts and commissions and expenses to reduce the amount outstanding under our revolving credit facility. During 2018, we reimbursed SIR for approximately $7.3 million of costs that SIR incurred in connection with our formation and preparation for our IPO.

On December 27, 2018, SIR distributed all 45,000,000 common shares of ILPT that SIR owned to SIR's shareholders of record as of the close of business on December 20, 2018.

Our only debt outstanding after the completion of our IPO were amounts due under our revolving credit facility and the remaining mortgage note that we assumed.

Our Leases

The following is an overview of the general lease terms for our properties. The terms of a particular lease may vary from those described below.

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

Our Mainland Properties are fully leased, and we do not expect to have many opportunities to raise rents or redevelop these properties until these leases start to expire beginning in 2020. Nonetheless, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and as these options are exercised. Also, we regularly confer with tenants at our Mainland Properties to determine if they are interested in our expanding or otherwise improving their leased properties in return for increased rents and extended terms. For example: we have negotiated a build to suit expansion of 194,000 square feet for an existing tenant at our Ankeny, IA property that resulted in a lease extension of approximately seven years after completion of the expansion and a rent increase of 2% annually for the extended term.

Hawaii Properties’ Leases. In general, our Hawaii Properties are subject to leases pursuant to which the tenants pay fixed annual rent on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Certain of our Hawaii Properties are leased for fixed annual rents that periodically reset based on fair market values and others are subject to leases with fixed increases. In some cases, the resets are based on fair market value rent and in other cases a percentage of the fair market value of the leased land. Fair market value rent reset rates are generally determined through negotiations between us and individual tenants; however, when no agreement is achieved, our Hawaii Properties’ leases require an appraisal process. In the appraisal process for land leases that are periodically reset based on fair market value rents, the appraisers are required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for land leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, usually exclusive of improvements, with such fair market value being based on the highest and best use of such land and as though unencumbered by the lease, and then the appraisers apply a rent return rate to the land value which may be set in the lease or determined by the appraisers based on market conditions.

Environmental Matters

Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with.

In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

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

We do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. As of December 31, 2018, we have reserved approximately $6.9 million for potential environmental liabilities arising at our properties. Our environmental reserve is based in part on SIR’s experience when it owned our Initial Properties. During SIR’s ownership of our Initial Properties, the reserve historically did not vary significantly from year to year and the actual historical costs to remediate certain environmental issues did not deviate significantly from the corresponding reserve amount. Nevertheless, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In developing reserves for potential environmental liability on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and our prior experience and the known experience of prior owners or occupants of our properties. Environmental reserves are based on estimates which are subject to significant change and are often adjusted as remediation treatments progress, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

We cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition or results of operations. Moreover, our tenants may not have sufficient resources to pay environmental liabilities.

When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our properties, our tenants may need to suspend operations of the impacted properties until the event has ended and the property is then ready for operation. We or the tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ insurance may not adequately compensate us or them for these costs and losses.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks,” “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to climate change risks,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” and Note 2 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Our Manager

RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. One of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, is also an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Hospitality Properties Trust, or HPT, OPI, Senior Housing Properties Trust, or SNH, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star,

TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John Murray, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. Our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., is a Senior Vice President of RMR LLC. Messrs. Murray and Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.

Employees

We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2018, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.

Insurance

The leases for our properties generally provide that our tenants are responsible for the costs of insurance for the properties we lease to them and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption losses. Under the leases for our Hawaii Properties, our tenants generally are responsible for maintaining insurance; and, under the leases for our Mainland Properties, our tenants generally are either required to reimburse us for the costs of maintaining the insurance coverage or to purchase such insurance directly and list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC or its subsidiaries provide management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" and Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Internet Website

Our internet website address is www.ilptreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@ilptreit.com. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Information

As of December 31, 2018, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For more information, see "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currencies;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

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
If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the tax status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2018 taxable year, and the discussion in this section assumes that we will make that election by timely filing our U.S. federal income tax return as a REIT for our 2018 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 2018 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC. For periods ending on or before the date we ceased to be wholly-owned by SIR, each of us and any of our then existing subsidiaries was at all times either a qualified REIT subsidiary of SIR within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes was not treated as separate from SIR under regulations issued under Section 7701 of the IRC. During such periods, we and any of our then existing subsidiaries were not taxpayers separate from SIR for federal income tax purposes; further, pursuant to a transaction agreement between us and SIR that governed our relationship with SIR, or the Transaction Agreement, OPI (as successor by merger to SIR) is solely responsible for such periods for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit, as well as for the federal income tax filings in respect of our and any of our then existing subsidiaries’ operations.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 taxable year upon our filing of a timely federal income tax return for that year, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

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

•
Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries” as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that conditions (5) and (6) do not need to be met during a REIT’s first taxable year. Although we cannot be sure, we believe that we have met conditions (1) through (8) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years.
To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.

We may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we would be required to take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT, and we expect that any such subsidiary would so qualify at all times during which we intend for its REIT election to remain in effect. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “—Asset Tests” below. We may make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation providing that carryforwards of net operating losses generally cannot offset more than 80% of the current year’s taxable income. Moreover, net operating losses may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they may generate in the future.
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT in contexts where the services are unrelated to services for tenants of the REIT. While arrangements involving our TRSs would potentially be subject to the imposition of one or more of these restrictions or sanctions, we do not expect that we or our TRSs would be subject to these impositions.
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, we cannot be sure that we will be successful in this regard.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We intend to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements: (a) our failure to meet the test is due to reasonable cause and not due to willful neglect; and (b) after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.
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

•	Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.

•	Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT. After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets. This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets. When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.
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
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the REIT asset tests outlined above on a continuing basis beginning with our first taxable year as a REIT.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. We have not determined whether we or any of our subsidiaries will elect out of the new interest expense limitation or whether each of our subsidiaries is eligible to elect out.
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
Acquisitions of C Corporations
We may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally will be treated as the successor to the acquired (and then disregarded) entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
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
The initial tax bases and depreciation schedules for the assets we held immediately after we separated from SIR depends upon whether the deemed exchange that resulted for federal income tax purposes from that separation, or the Deemed Exchange, was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. Our counsel, Sullivan & Worcester LLP, is of the opinion that the Deemed Exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for a modest amount of gain recognized by SIR under Section 351(b) of the IRC in respect of our obligation to reimburse SIR for certain offering costs, and we agreed with SIR to perform all of our tax reporting accordingly. This opinion is conditioned upon the assumption that the Transaction Agreement governing our separation has been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed with the SEC on November 21, 2017, as amended through the date hereof (File No. 333-221708), and upon representations made by us and SIR as to specified factual matters. Therefore, we carried over SIR’s tax basis and depreciation schedule in each of the assets that we received from SIR, as adjusted by the gain SIR recognized under Section 351(b) of the IRC in the Deemed Exchange. This conclusion regarding the applicability of Sections 351(a), 351(b) and 357(a) of the IRC is dependent upon favorable determinations with regard to each of the following three issues: (a) Section 351(e) of the IRC did not apply to the Deemed Exchange, or else it would have disqualified the Deemed Exchange from Section 351(a) and 351(b) treatment altogether; (b) Section 357(a) of the IRC rather than Section 357(b) of the IRC applied to the Deemed Exchange, or else the liabilities assumed by us from SIR in the Deemed Exchange would have been taxable consideration (up to the amount of actual realized gains) to SIR; and (c) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our pre-transaction distributions paid to SIR as a taxable sale by SIR for cash. We cannot be sure that the IRS or a court would reach the same conclusion.
If, contrary to our belief and the opinion of our counsel, the Deemed Exchange was taxable to SIR because Section 351(a), 351(b) or 357(a) of the IRC did not apply, then we would be treated as though we acquired our initial assets from SIR in a mostly or fully taxable acquisition, thereby acquiring aggregate tax bases in our assets at such deemed acquisition cost, which would be greater than the amount that would have otherwise carried over from SIR but also very possibly depreciable over longer depreciable lives. In that event, our aggregate depreciation deductions for our first taxable year and many taxable years thereafter may be lower than we are anticipating from a carryover transaction. If the IRS were to successfully challenge our reported depreciation methods and the associated tax reporting, then, including for purposes of qualifying for taxation as a REIT, we could be required to amend our tax reporting, including tax information reporting sent to our shareholders, or could be required to pay deficiency dividends, including the associated interest charge, as discussed above.
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
Section 302 of the IRC treats a redemption of our shares for cash only as a distribution under Section 301 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)
our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income or on built-in gains), net of the corporate income taxes thereon.

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
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
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
U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on our shares (without regard to any deduction allowed by Section 199A of the IRC) and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax.
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
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified REIT dividends received from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
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
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
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
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (including any future class of shares that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during the preceding five years, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. For these purposes, we believe that the statutory ownership presumptions apply to validate our status as a “domestically controlled” REIT. Accordingly, we believe that we are and will remain a “domestically controlled” REIT.
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC and administrative guidance thereunder), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, significant administrative guidance has been promulgated in response to the substantial December 2017 amendments to the IRC, additional amendments to the IRC have been enacted subsequent to the December 2017 amendments to the IRC, and additional guidance or subsequent amendments to the IRC could be promulgated or enacted in the future. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
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
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K.The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders and the value of our securities could be adversely affected. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.

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

Substantially all of our rental revenues from our properties as of December 31, 2018 were from properties leased to single tenants. The value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.

Our business depends upon our tenants satisfying their lease obligations to us, which depends, to a large degree, on our tenants’ abilities to successfully operate their businesses.

The value of our business and the value of our common shares are dependent, in part, on our tenants’ abilities to meet their lease obligations to us. The financial capacities of our tenants may be adversely affected by factors over which we have no control. In particular, two subsidiaries of Amazon.com, Inc. together contribute approximately 9.5% of our annualized rental revenues, under three separate leases, which are guaranteed by Amazon.com, Inc., as of December 31, 2018. The inability of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.

Bankruptcy law may adversely impact us.

The occurrence of a tenant bankruptcy could reduce the rent we receive from such tenant’s lease. If a tenant becomes bankrupt, federal law may prohibit us from evicting such tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent, may not be paid in full. In October 2018, one of our tenants, American Tire Distributors, Inc., filed for Chapter 11 bankruptcy. American Tire Distributors, Inc. occupies five of our Mainland Properties with a total of approximately 722,000 rentable square feet. In December 2018, the bankruptcy court confirmed American Tire Distributors, Inc.’s Amended Joint Plan of Reorganization. Pursuant to that plan, American Tire Distributors, Inc. assumed all its leases with us. Although American Tire Distributors, Inc. has paid its rental obligations to us through February 2019, it may not be successful in its reorganization, it may not pay future rents to us or it may seek to renegotiate its lease obligations with us. In addition, another of our tenants, a subsidiary of Sears Holdings Corporation, has filed for Chapter 11 bankruptcy. Although this tenant represents less than 1% of our annualized rental revenues as of December 31, 2018, we had a receivable of approximately $3 million related to straight line rent with respect to this lease. If the tenant rejects this lease or its terms are changed, we may incur a charge to write off this straight line rent receivable and we may incur other costs as well.

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

When we reset rents, renew or extend leases or lease to new tenants at our Hawaii Properties, our rents may decrease, and our ability to increase rents may be limited in the future by government action.

Some of our Hawaii Properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. Our ability to increase rents when rent resets occur will depend upon then prevailing market conditions, which are beyond our control. While rent resets involving our Hawaii Properties have, in the aggregate, resulted in rent increases during the period of our, SIR’s and SIR’s predecessor’s ownership, in some instances rent resets have resulted in rent decreases. Accordingly, the historical increases achieved from rent resets involving our Hawaii Properties may not be repeated in the future.

In the past, the Hawaii state legislature has enacted legislation that would have limited rent increases at certain of our Hawaii Properties. The U.S. District Court in Hawaii later held that this legislation violated the U.S. Constitution and therefore was unenforceable. However, the Hawaii state legislature may in the future adopt laws to limit rent increases at our Hawaii Properties, and we may not be successful in any challenge we make to that legislation. Moreover, even if we were successful in challenging such laws, the cost of doing so may be significant.

REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.

We intend to elect for taxation as a REIT under the IRC. To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

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

We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:

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

Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. Market interest rates may continue to increase. In addition, as noted in Item 7A of this Annual Report, LIBOR is expected to be phased out in 2021. The interest rate under our credit facility is based on LIBOR and future debt we may incur may also be based on LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:

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

•
Amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

Ownership of real estate is subject to environmental risks and liabilities.

Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with.

In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

We may incur substantial liabilities and costs for environmental matters.

We may incur environmental liabilities at our leased properties and our tenants may not indemnify us for those costs.

Our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties. However, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. Further, in the Transaction Agreement, we have agreed to indemnify OPI (as successor by merger to SIR) for any preexisting environmental conditions at the properties SIR contributed to us in connection with our IPO.

As of December 31, 2018, we had reserved approximately $6.9 million for potential environmental liabilities arising at our properties.

Ownership of real estate is subject to risks from adverse weather and climate events.

Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, including some of our Hawaii Properties, which may have an adverse effect on individual properties we own. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur at or near our properties, our tenants may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ insurance may not adequately compensate us or them for these costs and losses.

Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us and cause the value of our securities to decline.

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

As of December 31, 2018, our consolidated indebtedness was $462.2 million and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 28.4%, and we had $337.0 million available for borrowing under our $750.0 million revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, includes a feature under which the maximum borrowing availability may be increased to up to $1.5 billion in certain circumstances. In addition, on January 29, 2019, we obtained a $650.0 million mortgage loan secured by certain of our properties located in Hawaii.

We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient to meet required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurring debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to obtain investment grade ratings from nationally recognized credit rating agencies if we seek to obtain a rating or to make or sustain distributions to our shareholders.

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

Current government policies regarding interest rates and trade as well as any prolonged government shutdown may cause a recession.

The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and a prolonged U.S. government shutdown may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, and may cause the values of our properties and of our securities to decline.

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

The tenants at our properties are generally responsible for the costs of insurance, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions.

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

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we cannot guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

RMR LLC relies on information technology and systems in its operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

RMR LLC relies on information technology and systems, including the Internet, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If RMR LLC experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, RMR LLC became aware that it had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account. We were not involved in that transaction and we did not incur any loss from that transaction; however, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to our assets. The cybersecurity risks to RMR LLC, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s or our operations, or to safeguard RMR LLC’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s operations, damage RMR LLC’s reputation, cause RMR LLC to be in default of material contracts and subject RMR LLC to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

The reduced disclosure requirements applicable to us as an “emerging growth company” may make our common shares less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following our IPO. If some investors find our common shares less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common shares, and the trading price of our common shares may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions. We cannot predict if investors will find our common shares less attractive because we rely on the JOBS Act exemptions.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board adopted new accounting rules that are effective for fiscal years ending after December 2018, which require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. Many companies that account for certain leases on an “off balance sheet” basis are now required to account for such leases “on balance sheet.” This change removes many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. These rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.

Risks Related to Our Relationships with RMR Inc. and RMR LLC
We are dependent upon RMR LLC to manage our business and implement our growth strategy.

We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.

RMR LLC has broad discretion in operating our day to day business.

Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. RMR LLC may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.

Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.

RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: HPT, which owns hotels and travel centers; OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, truck repair facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC.

John Murray, our other Managing Trustee and our President and Chief Executive Officer, and Richard Siedel, Jr., our Chief Financial Officer and Treasurer, are also officers and employees of RMR LLC. Mr. Murray is also the president and chief executive officer and the managing trustee of HPT and Mr. Siedel is also the chief financial officer and treasurer of SNH. Messrs. Murray and Siedel have duties to RMR LLC, Mr. Murray has duties to HPT and Mr. Siedel has duties to SNH, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.

In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2018, Adam Portnoy beneficially owned, in aggregate, 1.2% of our outstanding common shares, 35.7% of Five Star’s outstanding common stock, 1.1% of HPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of SNH’s outstanding common shares, 2.2% of RIF’s outstanding common shares; and, through RMR LLC and its subsidiaries, 4.1% of TA’s outstanding common shares and 19.0% of TRMT’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

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

Our management agreements were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.

As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.

The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.

The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.

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

We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.

We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.

Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, AIC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies may recommend that shareholders withhold votes for the election of our incumbent Trustees, vote against management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms in the future may affect the outcome of future Board of Trustees elections, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

We may experience losses from our business dealings with AIC.

We, ABP Trust, and five other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested approximately $8.6 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC and we may periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder but not RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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

•
the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;

•
restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and

•	the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.
Our ownership interest in AIC may prevent shareholders from accumulating a large stake in us, from nominating or serving as our Trustees, or from taking actions to otherwise control our business.
As an owner of AIC, we are licensed and approved as an insurance holding company, and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.
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

Our declaration of trust and indemnification agreements require us to indemnify to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.

Disputes with RMR LLC and OPI (as successor by merger to SIR) may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to those asserting claims than in-court litigation.

Our agreements with RMR LLC and OPI (as successor by merger to SIR) provide that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against RMR LLC or OPI if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.

Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on behalf of the Trust or on behalf of any series or class of shareholders of the Trust or shareholders against the Trust or any Trustee, officer, manager, agent or employee of the Trust, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.

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

We intend to elect to be taxed as a REIT, commencing with our taxable year that ended December 31, 2018 and to maintain our qualification for taxation as a REIT thereafter. As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that will allow us to qualify and continue to qualify for taxation as a REIT under the IRC, pending our timely election with our first REIT income tax return. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.

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

We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

Even if we qualify and remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future modify their income tax treatment of REITs, including limiting or eliminating favorable income tax deductions (including the dividends paid deduction), which could increase our income tax expense. In fact, the Hawaii state legislature is considering legislation that would eliminate the dividends paid deduction afforded to REITs under Hawaii tax laws and otherwise require REITs to either file a composite tax return or pay withholding tax attributable to distributions to non-Hawaii resident shareholders. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.

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

In addition, December 2017 legislation made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.

Risks Related to Our Securities

Our distributions to our shareholders may decline.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of distributions will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, including Hawaii, requirements under the IRC to qualify for taxation as a REIT and restrictions under the laws of Maryland.

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

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, we owned 270 properties located in 26 states containing approximately 29.5 million rentable square feet, including 226 buildings, leasable land parcels and easements located on the island of Oahu, HI containing approximately 16.8 million rentable square feet and 44 properties located in 25 states throughout the continental United States containing approximately 12.7 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of whom own buildings and operate their businesses on our lands.

The following table provides certain information about our properties as of December 31, 2018 (dollars in thousands):

		Undepreciated	Depreciated	Annualized
	Number of	Carrying	Carrying	Rental
State	Properties	Value (1)	Value (1)	Revenues (2)
AR	1	$4,385	$4,044	$469
CO	4	28,690	26,257	2,801
CT	2	15,512	13,325	1,846
FL	2	45,221	44,004	2,536
HI	226	632,183	614,189	97,043
IA	3	43,156	35,635	4,315
ID	1	4,746	4,327	370
IL	2	4,484	4,169	615
LA	2	15,818	14,504	1,263
MD	2	103,498	96,343	7,732
MI	1	43,229	39,254	2,184
MN	2	26,993	26,695	2,738
MO	1	2,059	1,877	190
NC	1	2,014	1,866	202
ND	1	3,923	3,607	349
NE	1	10,718	9,884	1,094
NJ	2	71,990	65,778	5,704
NV	1	18,700	16,968	1,473
NY	1	11,284	10,272	1,114
OH	5	77,713	67,599	8,250
OK	1	7,450	7,085	789
PA	1	18,814	18,717	1,222
SC	2	99,860	90,663	7,694
TN	2	75,680	69,140	6,359
UT	1	8,413	7,736	1,071
VA	2	85,863	75,167	7,747
Total	270	$1,462,396	$1,369,105	$167,170

(1)	Excludes the value of real estate intangibles.

(2)
Annualized rental revenues are calculated as the annualized contractual rents as of December 31, 2018, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

At December 31, 2018, one of our properties with a net book value of $64.9 million had a mortgage note we assumed in connection with our acquisition of the property. The aggregate principal amount outstanding under the mortgage note as of December 31, 2018 was $48.8 million. The mortgage note is non-recourse, subject to certain limited exceptions and does not contain any material financial covenants.

On January 29, 2019, we obtained a $650.0 million mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum.

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

Our common shares are traded on Nasdaq (symbol: ILPT).

As of January 31, 2019, there were 2,298 shareholders of record of our common shares.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the year ended December 31, 2018, and the balance sheet information as of December 31, 2018 have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of SIR for periods prior to our becoming a separate public company. The operating information for the years ended December 31, 2017, 2016 and 2015 and the balance sheet information as of December 31, 2017, 2016 and 2015 have been derived from the financial statements of SIR, as such information was allocated to us in connection with the preparation of our financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except for per share data.

	Year Ended December 31,
	2018	2017	2016	2015
Operating information:
REVENUES:
Rental income	$139,311	$134,826	$132,518	$128,302
Tenant reimbursements and other income	23,219	21,680	20,792	19,589
Total revenues	162,530	156,506	153,310	147,891

EXPENSES:
Real estate taxes	19,342	17,868	17,204	16,316
Other operating expenses	13,005	10,913	10,593	8,478
Depreciation and amortization	28,575	27,315	27,074	25,285
Acquisition and transaction related costs	—	1,025	35	15,291
General and administrative	11,307	16,799	9,200	8,745
Total expenses	72,229	73,920	64,106	74,115

Interest income	200	—	—	—
Interest expense	(16,081)	(2,439)	(2,262)	(2,092)
Income before income tax expense	74,420	80,147	86,942	71,684
Income tax expense	(32)	(44)	(44)	(44)
Net income	$74,388	$80,103	$86,898	$71,640

Weighted average common shares outstanding—basic	64,139	45,000	45,000	45,000
Weighted average common shares outstanding—diluted	64,140	45,000	45,000	45,000

Net income per common share—basic and diluted	$1.16	$1.78	$1.93	$1.59

	As of December 31,
	2018	2017	2016	2015
Balance sheet information:
Total real estate investments (before depreciation) (1)	$1,462,396	$1,343,602	$1,336,728	$1,335,363
Total assets	$1,534,611	$1,411,683	$1,422,335	$1,443,217
Total indebtedness, net	$462,195	$799,427	$64,269	$64,577
Total shareholders' equity	$1,028,273	$562,208	$1,313,185	$1,334,170

(1)	Excludes the value of real estate intangibles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a REIT organized under Maryland law. As of December 31, 2018, we owned 270 properties with approximately 29.5 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 44 properties with approximately 12.7 million rentable square feet located in 25 other states. As of December 31, 2018, our properties were approximately 99.3% leased (based on rentable square feet) to 248 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 11 years.

Property Operations

As of December 31, 2018, 99.3% of our rentable square feet was leased, compared to 99.9% of our rentable square feet as of December 31, 2017. Occupancy data for our properties as of December 31, 2018 and 2017 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Total properties	270	266	266	266
Total rentable square feet (2)	29,535	28,540	28,550	28,540
Percent leased (3)	99.3%	99.9%	99.2%	99.9%

(1)	Consists of 266 buildings leasable land parcels and easements that we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2017.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (a) space being fitted out for occupancy pursuant to existing leases as of December 31, 2018, if any, and (b) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Average effective rental rates per square foot leased (1)
All properties	$5.68	$5.52
Comparable properties (2)	$5.65	$5.52

(1)	Average effective rental rates per square foot leased represents total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the year ended December 31, 2018 and 2017 consist of 266 buildings, leasable land parcels and easements that we owned (including the period that SIR owned our properties prior to our IPO) continuously since January 1, 2017.

During the year ended December 31, 2018, we entered lease renewals and new leases for approximately 2.6 million square feet, including a 194,000 square foot expansion to be constructed at an existing property, at weighted average (by square feet) rental rates that were approximately 27.3% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term, which included commencement dates beginning in December 2003, was 15.6 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the year ended December 31, 2018 totaled $2.6 million, or $0.06 per square foot per year of the new weighted average lease term. Also, during the year ended December 31, 2018, we completed rent resets for approximately 630,000 square feet of land at our Hawaii Properties at rental rates that were approximately 19.9% higher than the prior rental rates.

As shown in the table below, approximately 1.7% of our rented square feet and approximately 1.3% of our total annualized rental revenues as of December 31, 2018 are included in leases scheduled to expire by December 31, 2019. As of December 31, 2018, our lease expirations by year are as follows (dollars and square feet in thousands):

							% of	Cumulative
				% of Total	Cumulative %		Annualized	% of
		Rented		Rented	of Total Rented	Annualized	Rental	Annualized
	Number of	Square Feet		Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)		Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2019	14	511		1.7%	1.7%	$2,141	1.3%	1.3%
2020	17	740		2.5%	4.2%	3,722	2.2%	3.5%
2021	26	1,159		4.0%	8.2%	7,384	4.4%	7.9%
2022	63	2,851		9.7%	17.9%	21,848	13.1%	21.0%
2023	24	1,613		5.5%	23.4%	12,429	7.4%	28.4%
2024	13	4,751		16.2%	39.6%	15,809	9.5%	37.9%
2025	9	850		2.9%	42.5%	4,473	2.7%	40.6%
2026	3	637		2.2%	44.7%	3,477	2.1%	42.7%
2027	10	4,355	(2)	14.9%	59.6%	21,471	12.8%	55.5%
2028	20	2,674		9.1%	68.7%	18,015	10.8%	66.3%
Thereafter	75	9,180		31.3%	100.0%	56,401	33.7%	100.0%
Total	274	29,321		100.0%		$167,170	100.0%

Weighted average remaining lease term (in years)		10.3				11.0

(1)
Rented square feet is pursuant to existing leases as of December 31, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Rented square feet excludes a 194 square foot expansion to be constructed prior to the commencement of the lease.

We generally receive rents from our tenants monthly in advance. As of December 31, 2018, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of Total	% of
			Rented		Rented	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)		Sq. Ft. (1)	Revenues
1	Amazon.com.dedc, LLC / Amazon.com.kydc LLC	Mainland Industrial	3,048		10.4%	9.5%
2	Restoration Hardware, Inc.	Mainland Industrial	1,195		4.1%	3.5%
3	Federal Express Corporation / FedEx Ground Package System, Inc.	Mainland Industrial	613		2.1%	3.1%
4	American Tire Distributors, Inc. (2)	Mainland Industrial	722		2.5%	3.0%
5	Par Hawaii Refining, LLC	Hawaii Land and Easement	3,148		10.7%	2.8%
6	Servco Pacific Inc.	Hawaii Land and Easement	537		1.8%	2.2%
7	Shurtech Brands, LLC	Mainland Industrial	645		2.2%	2.1%
8	BJ's Wholesale Club, Inc.	Mainland Industrial	634		2.2%	2.1%
9	Safeway Inc.	Hawaii Land and Easement	146		0.5%	2.0%
10	Exel Inc.	Mainland Industrial	945		3.2%	1.8%
11	Trex Company, Inc.	Mainland Industrial	646		2.2%	1.8%
12	Avnet, Inc.	Mainland Industrial	581		2.0%	1.7%
13	Manheim Remarketing, Inc.	Hawaii Land and Easement	338		1.2%	1.6%
14	Warehouse Rentals Inc.	Hawaii Land and Easement	278		0.9%	1.5%
15	Coca-Cola Bottling of Hawaii, LLC	Hawaii Land and Easement	351		1.2%	1.5%
16	A.L. Kilgo Company, Inc.	Hawaii Land and Easement	310		1.1%	1.4%
17	Hellmann Worldwide Logistics Inc.	Mainland Industrial	240		0.8%	1.4%
18	The Net-A-Porter Group LLC	Mainland Industrial	167		0.6%	1.3%
19	General Mills Operations, LLC	Mainland Industrial	158		0.5%	1.3%
20	Honolulu Warehouse Co., Ltd.	Hawaii Land and Easement	298		1.0%	1.3%
21	The Toro Company	Mainland Industrial	450	(3)	1.5%	1.1%
22	LZB Manufacturing, Inc.	Mainland Industrial	221		0.8%	1.1%
23	AES Hawaii, Inc.	Hawaii Land and Easement	1,242		4.2%	1.1%
24	Bradley Shopping Center Company	Hawaii Land and Easement	334		1.1%	1.0%
25	Kaiser Foundation Health Plan, Inc.	Hawaii Land and Easement	217		0.7%	1.0%
	Total		17,464		59.5%	52.2%

(1)
Rented square feet is pursuant to existing leases as of December 31, 2018, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)
On December 19, 2018, American Tire Distributors, Inc., which occupies five of our Mainland Properties with a total of approximately 722 rentable square feet, had its Amended Joint Plan of Reorganization in Chapter 11 bankruptcy confirmed pursuant to which it assumed all of its leases with us. The tenant has paid its rental obligations through February 2019.

(3)	Square feet excludes a 194 square foot expansion to be constructed prior to the commencement of the lease.

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

Hawaii Properties. As of December 31, 2018, our Hawaii Properties represented approximately 58.1% of our annualized rental revenues. As of December 31, 2018, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of December 31, 2018 subject to rent reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of December 31, 2018
Scheduled to Reset
2019	$5,910
2020	2,527
2021	2,471
2022	4,050
2023	2,842
2024 and thereafter	11,560
Total	$29,360

Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

Since the leases at certain of our Hawaii Properties were originally entered, in some cases as long as 40 or 50 years ago, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we and our predecessors have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents. Because our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity of ours in the near term; however, we may undertake such activities on a selective basis.

Tenant Review Process. Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a uniform set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.

Investment Activities (dollars in thousands)

During the year ended December 31, 2018, we acquired four properties with a combined 985,235 rentable square feet for an aggregate purchase price of $120,025, excluding acquisition related costs of $1,360, and a land parcel adjacent to a property we own located in Ankeny, IA for a purchase price of $450, excluding acquisition related costs, to be used for a 194,000 square foot expansion for the existing tenant at such property.

In February 2019, we entered an agreement to acquire a portfolio of eight industrial properties located in the Indianapolis and Cincinnati market areas, that are leased to 10 tenants with an aggregate of approximately 4,202,000 rentable square feet for a purchase price of $280,000, excluding acquisition related costs. We completed the acquisition of seven of the eight properties on February 14, 2019. The acquisition of the remaining property is expected to occur by April 15, 2019.

Also in February 2019, we entered an agreement to acquire a portfolio of 18 industrial properties located in 12 states that are leased to 13 tenants with an aggregate of approximately 8,694,000 rentable square feet for a purchase price of $625,300, excluding acquisition related costs and including the assumption of $57,000 of mortgage debt. The acquisition of these properties is expected to occur by April 15, 2019.

For more information regarding our investment activities, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Activities (dollars in thousands)

On January 17, 2018, we completed our IPO, in which we issued 20,000,000 of our common shares for net proceeds of approximately $444,309, after deducting the underwriting discounts and commissions and expenses. Upon the completion of our IPO, our secured revolving credit facility converted into a four year unsecured revolving credit facility, and we used substantially all of the net proceeds from our IPO to reduce amounts outstanding under our revolving credit facility. We also reimbursed SIR $7,271 for costs that it incurred in connection with our formation and the preparation for our IPO.

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum. We used the proceeds from this loan to repay outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

For more information regarding our financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
				%			$			$	%
	2018	2017	Change	Change	2018	2017	Change	2018	2017	Change	Change
Revenues:
Rental income	$137,124	$134,826	$2,298	1.7%	$2,187	$—	$2,187	$139,311	$134,826	$4,485	3.3%
Tenant reimbursements and other income	22,857	21,680	1,177	5.4%	362	—	362	23,219	21,680	1,539	7.1%
Total revenues	159,981	156,506	3,475	2.2%	2,549	—	2,549	162,530	156,506	6,024	3.8%

Operating expenses:
Real estate taxes	19,104	17,868	1,236	6.9%	238	—	238	19,342	17,868	1,474	8.2%
Other operating expenses	12,824	10,913	1,911	17.5%	181	—	181	13,005	10,913	2,092	19.2%
Total operating expenses	31,928	28,781	3,147	10.9%	419	—	419	32,347	28,781	3,566	12.4%

Net operating income (3)	$128,053	$127,725	$328	0.3%	$2,130	$—	$2,130	130,183	127,725	2,458	1.9%

Other expenses:
Depreciation and amortization								28,575	27,315	1,260	4.6%
Acquisition and transaction related costs								—	1,025	(1,025)	N/M
General and administrative								11,307	16,799	(5,492)	(32.7)%
Total other expenses								39,882	45,139	(5,257)	(11.6)%
Interest income								200	—	200	N/M
Interest expense								(16,081)	(2,439)	(13,642)	559.3%
Income before income tax expense								74,420	80,147	(5,727)	(7.1)%
Income tax expense								(32)	(44)	12	(27.3)%
Net income								$74,388	$80,103	$(5,715)	(7.1)%

Weighted average common shares outstanding - basic								64,139	45,000	19,139	42.5%
Weighted average common shares outstanding - diluted								64,140	45,000	19,140	42.5%

Net income per common share - basic and diluted								$1.16	$1.78	$(0.62)	(34.8)%

Reconciliation of Net Income to NOI (3):
Net income								$74,388	$80,103
Income tax expense								32	44
Income before income tax expense								74,420	80,147
Interest expense								16,081	2,439
Interest income								(200)	—
General and administrative								11,307	16,799
Acquisition and transaction related costs								—	1,025
Depreciation and amortization								28,575	27,315
NOI								$130,183	$127,725

NOI:
Hawaii Properties								$73,523	$73,155
Mainland Properties								56,660	54,570
NOI								$130,183	$127,725

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (4):	2018	2017
Net income	$74,388	$80,103
Plus: depreciation and amortization	28,575	27,315
FFO	102,963	107,418
Plus: acquisition and transaction related costs	—	1,025
Normalized FFO	$102,963	$108,443

FFO per common share - basic and diluted	$1.61	$2.39
Normalized FFO per common share - basic and diluted	$1.61	$2.41

(1)	Consists of 266 buildings leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2017.

(2)	Consists of four properties that we acquired during the period from January 1, 2017 to December 31, 2018.

(3)
The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income as presented in our consolidated statements of comprehensive income. Other real estate companies and REITs may calculate NOI differently than we do.

(4)
We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from Nareit's definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition and transaction related costs expensed under GAAP. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to qualify for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2018, compared to the year ended December 31, 2017.

Rental income. The increase in rental income primarily results from our leasing activity and rent resets at certain of our comparable properties and our acquisition activity. Rental income includes non-cash straight line rent adjustments totaling approximately $4,739 for the 2018 period and approximately $5,762 for the 2017 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $401 for the 2018 period and approximately $390 for the 2017 period.

Tenant reimbursements and other income. The increase in tenant reimbursements and other income primarily reflects increases in real estate tax reimbursements from tenants at certain of our comparable properties and our acquisition activity.

Real estate taxes. The increase in real estate taxes primarily reflects tax valuation and tax rate increases at certain of our comparable properties and our acquisition activity.

Other operating expenses. Other operating expenses primarily include snow removal, environmental remediation, bad debt, legal and property management fees. The increase in other operating expenses is primarily due to increases in snow removal, bad debt expense, repairs and maintenance expenses and legal fees at certain of our comparable properties and our acquisition activity.

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

General and administrative. Subsequent to our IPO, general and administrative expenses primarily include fees paid under our business management agreement, legal fees, audit fees, Trustee cash fees and equity compensation expense. Prior to our IPO, general and administrative expense were primarily allocated to us by SIR based on the historical cost of all of its properties. The decrease in general and administrative expenses primarily reflects higher costs incurred in 2017 associated with our IPO and our allocated portion of the estimated management incentive fees recognized by SIR in the 2017 period, partially offset by an increase in costs associated with our becoming a separate public company incurred in 2018.

Interest income. Interest income represents interest earned on our cash balances.

Interest expense. The increase in interest expense primarily reflects the change in our capital structure, including our IPO, and our acquisitions which resulted in changes in borrowings under our revolving credit facility during the 2018 period, partially offset by the prepayment of certain mortgage notes in December 2017.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions despite our expected qualification for taxation as a REIT for federal income tax purposes.

Net income. The decrease in net income for the 2018 period compared to the 2017 period reflects the changes noted above.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects common shares that were outstanding for part or all of the year ended December 31, 2018, but only partially or not outstanding for any of the corresponding 2017 period, including (i) common shares issued to SIR in connection with the formation and contribution of our Initial Properties in September 2017, (ii) common shares sold in our IPO in January 2018, (iii) common shares granted to our Trustees in March, May and December 2018, and (iv) common shares granted to our officers and certain other employees of RMR LLC in September 2018.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income and weighted average common shares noted above.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016 (dollars and share amounts in thousands, except per share data)

	Year Ended December 31,
			$	%
	2017	2016	Change	Change
Revenues:
Rental income	$134,826	$132,518	$2,308	1.7%
Tenant reimbursements and other income	21,680	20,792	888	4.3%
Total revenues	156,506	153,310	3,196	2.1%

Operating expenses:
Real estate taxes	17,868	17,204	664	3.9%
Other operating expenses	10,913	10,593	320	3.0%
Total operating expenses	28,781	27,797	984	3.5%

NOI (1)	127,725	125,513	2,212	1.8%

Other expenses:
Depreciation and amortization	27,315	27,074	241	0.9%
Acquisition related costs	1,025	35	990	2,828.6%
General and administrative	16,799	9,200	7,599	82.6%
Total other expenses	45,139	36,309	8,830	24.3%
Interest expense	(2,439)	(2,262)	(177)	7.8%
Income before income tax expense	80,147	86,942	(6,795)	(7.8)%
Income tax expense	(44)	(44)	—	0.0%
Net income	$80,103	$86,898	$(6,795)	(7.8)%

Weighted average common shares outstanding - basic and diluted	45,000	45,000	—	0.0%

Net income per common share - basic and diluted	$1.78	$1.93	$(0.15)	(7.8)%

Reconciliation of Net Income to NOI (1):
Net income	$80,103	$86,898
Income tax expense	44	44
Income before income tax expense	80,147	86,942
Interest expense	2,439	2,262
General and administrative	16,799	9,200
Acquisition related costs	1,025	35
Depreciation and amortization	27,315	27,074
NOI	$127,725	$125,513

NOI:
Hawaii Properties	$73,155	$71,332
Mainland Properties	54,570	54,181
NOI	$127,725	$125,513

Reconciliation of Net Income to FFO and Normalized FFO (2):	2017	2016
Net income	$80,103	$86,898
Plus: depreciation and amortization	27,315	27,074
FFO	107,418	113,972
Plus: acquisition and transaction related costs	1,025	35
Normalized FFO	$108,443	$114,007

FFO per common share - basic and diluted	$2.39	$2.53
Normalized FFO per common share - basic and diluted	$2.41	$2.53

(1) See footnote (3) on page 52 for the definition of NOI.

(2) See footnote (4) on page 52 for the definitions of FFO and Normalized FFO.

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

Acquisition and transaction related costs. Acquisition and transaction related costs reflect costs expensed under GAAP that are related to our property acquisitions and investment activity. The increase in acquisition and transaction related costs primarily reflects accounting fees related to our IPO that were required to be expensed under GAAP.

General and administrative. General and administrative expenses were primarily allocated to us by SIR based on the historical cost of our properties as a percentage of SIR's historical cost of all of its properties. The increase in general and administrative expense reflects the related increase in SIR's general and administrative expenses allocated to our properties primarily as a result of business management incentive fees recognized by SIR in the 2017 period.

Interest expense. Interest expense reflects interest on borrowings under our revolving credit facility in 2017, as well as interest expense related to mortgage notes securing properties.

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

Cash flows provided by (used in) operating, investing and financing activities were $96,763, ($135,527) and $48,372, respectively, for the year ended December 31, 2018 and $103,455, ($6,307) and ($97,148), respectively, for the year ended

December 31, 2017. The decrease in net cash provided by operating activities for the year ended December 31, 2018 compared to in the prior year is primarily due to reimbursements to and from SIR for the costs it incurred in connection with our formation and the preparation for our IPO in 2017 and cash rents collected from our tenants by SIR in 2018 that SIR had not yet paid to us as of December 31, 2018. The increase in net cash used in investing activities for the year ended December 31, 2018 compared to the prior year is primarily due to our acquisition activity during the year ended December 31, 2018 as well as our investment in AIC. The change in net cash provided by (used in) financing activities for the year ended December 31, 2018 compared to the prior year is primarily due to net proceeds from our IPO in 2018 and net contributions from SIR related to our property operations prior to the completion of our IPO, partially offset by net activities under our revolving credit facility and distributions paid to our shareholders.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)

Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate properties. We generally do not intend to purchase ‘‘turn around’’ properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

As of December 31, 2018, we had cash and cash equivalents of $9,608. To qualify for taxation as a REIT under the IRC, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At December 31, 2018, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 15 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.81%. As of December 31, 2018 and February 19, 2019, we had $413,000 and $60,000 respectively, outstanding under our revolving credit facility and $337,000 and $690,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.

On January 17, 2018, we completed our IPO, in which we issued 20,000,000 of our common shares for net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses. For more information regarding our IPO and our application of the net proceeds, see Notes 1, 7 and 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As of December 31, 2018, we had one mortgage note payable with a principal amount of $48,750, which is scheduled to mature in 2020.

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum. We used the proceeds from this loan to repay outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

We expect to use borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage debt in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint venture arrangements or selling properties. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

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

During the year ended December 31, 2018, we paid quarterly cash distributions to our shareholders aggregating $60,482 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2018, see Note 6 to the Notes to the Consolidated Financial Statements included in Part IV, of this Annual Report on Form 10-K.

On January 18, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on January 28, 2019. We expect to pay this distribution on or about February 21, 2019 using cash on hand and borrowings under our revolving credit facility.

During the years ended December 31, 2018 and 2017, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended
	December 31,
	2018	2017
Tenant improvements (1)	$1,431	$464
Leasing costs (2)	1,723	628
Building improvements (3)	1,785	1,025
Development, redevelopment and other activities (4)	1,150	5,205
	$6,089	$7,322

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of December 31, 2018, we had estimated unspent leasing related obligations of $472. In addition, we have committed to expand an existing property at a remaining estimated cost of approximately $14,200.

During the year ended December 31, 2018, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases (1)	Renewals	Totals
Square feet leased during the period (in thousands)	370	2,260	2,630
Total leasing costs and concession commitments (2)	$1,795	$819	$2,614
Total leasing costs and concession commitments per square foot (2)	$4.85	$0.36	$0.99
Weighted average lease term by square feet (years)	12.4	16.1	15.6
Total leasing costs and concession commitments per square foot per year (2)	$0.39	$0.02	$0.06

(1)	Square feet includes a 194 square foot expansion to be constructed prior to the commencement of the lease.

(2)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

As of December 31, 2018, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Borrowings under revolving credit facility	$413,000	$—	$413,000	$—	$—
Mortgage note payable	48,750	—	48,750	—	—
Tenant related obligations (1)	472	300	172	—	—
Other tenant related obligations (2)	14,200	14,200	—	—	—
Projected interest expense (3)	50,772	17,680	33,092	—	—
Total	$527,194	$32,180	$495,014	$—	$—

(1)	Committed tenant related obligations include leasing commissions, tenant improvements or other tenant inducements and are based on leases in effect as of December 31, 2018.

(2)	In October 2018, we acquired a land parcel adjacent to a property we own located in Ankeny, IA, which will be used for a 194,000 square foot expansion for the existing tenant.

(3)
Projected interest expense is attributable to only our debt obligations as of December 31, 2018 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at December 31, 2018 were borrowings outstanding under our revolving credit facility and a mortgage note assumed in connection with one of our acquisitions. Our mortgage note is non-recourse, subject to certain limitations, and does not contain any material financial covenants. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2018, we believe we were in compliance with all of the terms and covenants under our credit agreement.

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

The loan agreement governing the aggregate $650,000 mortgage loan we obtained in January 2019 contains customary covenants and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. In addition, pursuant to the loan agreement and related documents, we are required to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc. and an executive officer and employee of RMR LLC; John Murray, our other Managing Trustee and our President and Chief Executive Officer, and each of our other officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR (prior to its merger into a wholly owned subsidiary of OPI, then known as Government Properties Income Trust, in December 2018), which owned 100% of our common shares until January 17, 2018 and remained our largest shareholder until December 27, 2018, the date on which SIR distributed all 45,000,000 of our common shares that SIR then owned to SIR's shareholders of record as of the close of business on December 20, 2018; AIC of which we, ABP Trust and five other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 7, 8 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, our other filings with the SEC, including our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our transaction agreement with SIR and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

We allocate the cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and tenant relationships at their relative fair value. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.

We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to seven years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to depreciation and amortization over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate charges to rental income and depreciation and amortization over future periods.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant's financial condition (which may be affected by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

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

Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us.

In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program.

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

Fixed Rate Debt

As of December 31, 2018, our outstanding fixed rate debt consisted of the following mortgage note:

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

This mortgage note requires interest only payments until maturity. Because our mortgage note requires interest to be paid at a fixed rate, changes in market interest rates during the term of this mortgage note will not affect our interest obligations. If this mortgage note is refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $488.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at December 31, 2018 and a discounted cash flow analysis through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rate would change the fair value of this obligation by approximately $887.

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum. We used the proceeds from this loan to repay outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

Floating Rate Debt

At December 31, 2018, our floating rate debt consisted of $413,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2018:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2018	3.81%	$413,000	$15,735	$0.25
One percentage point increase	4.81%	$413,000	$19,865	$0.31

(1)	Based on the diluted weighted average common shares outstanding for the year ended December 31, 2018.

The following table presents the approximate impact a one percentage point increase in interest rate would have on our annual floating rate interest expense at December 31, 2018 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2018	3.81%	$750,000	$28,575	$0.45
One percentage point increase	4.81%	$750,000	$36,075	$0.56

(1) Based on the diluted weighted average common shares outstanding for the year ended December 31, 2018.

The foregoing table shows the impact of an immediate 1% change in floating interest rates. If interest rates were to change gradually over time, the impact would spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and any other floating rate debt.

LIBOR Phase Out

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our credit facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit facility would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the Jumpstart Our Business Startups Act of 2012.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.ilptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to Investor Relations, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2018 Equity Compensation Plan, or the 2018 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2018 Plan. The terms of awards made under the 2018 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2018:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders-2018 Plan	None.	None.	3,925,209 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	3,925,209 (1)

(1)Consists of common shares available for issuance pursuant to the terms of the 2018 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2018 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 6 and 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

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

2.1
Agreement of Purchase and Sale, dated as of February 14, 2019, by and among the Company and certain subsidiaries of GPT Operating Partnership LP. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 14, 2019)

2.2
Agreement of Purchase and Sale, dated as of February 14, 2019 by and among the Company and certain indirect subsidiaries of Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 14, 2019.)

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

10.1
Transaction Agreement, dated as of January 17, 2018, between the Company and Office Properties Income Trust (f/k/a Government Properties Income Trust) (as successor to Select Income REIT). (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.2
Credit Agreement, dated December 29, 2017, among the Company, Citibank, N.A., as administrative agent and collateral agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated December 29, 2017.)

10.3
Business Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.4
Amendment to Business Management Agreement, dated as of December 31, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 31, 2018.)

10.5
Property Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.6	2018 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.7	Form of Share Award Agreement.(+) (Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

10.8	Form of Indemnification Agreement.(+) (Filed herewith.)

10.9	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

10.10
Loan Agreement, dated as of January 29, 2019, among certain of the Company’s subsidiaries, as co-borrowers, and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., UBS AG and JPMorgan Chase Bank, National Association. (Filed herewith.) (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Stock Purchase Agreement, dated as of December 28, 2018, between Select Income REIT and the Company. (Filed herewith.)

99.2
Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among the Company (as successor to Select Income REIT), Affiliates Insurance Company, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), ABP Trust (as successor to The RMR Group LLC f/k/a Reit Management & Research LLC), Hospitality Properties Trust, Office Properties Income Trust, Senior Housing Properties Trust, TravelCenters of America LLC. (Incorporated by reference to Select Income REIT's Current Report on Form 8-K dated May 21, 2012, File No. 001-35442.)

99.3	Letter Agreement, dated as of January 29, 2019, between the Company and The RMR Group LLC. (Filed herewith.)

101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Industrial Logistics Properties Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts
February 20, 2019

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$670,501	$642,706
Buildings and improvements	791,895	700,896
	1,462,396	1,343,602
Accumulated depreciation	(93,291)	(74,614)
	1,369,105	1,268,988
Acquired real estate leases, net	75,803	79,103
Cash and cash equivalents	9,608	—
Rents receivable, including straight line rents of $54,916 and $50,177, respectively, net of allowance for doubtful accounts of $1,457 and $1,241, respectively	56,940	51,672
Deferred leasing costs, net	6,157	5,254
Debt issuance costs, net	4,430	1,724
Due from related parties	1,390	—
Other assets, net	11,178	4,942
Total assets	$1,534,611	$1,411,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$413,000	$750,000
Mortgage note payable, net	49,195	49,427
Assumed real estate lease obligations, net	18,316	20,384
Accounts payable and other liabilities	12,040	11,082
Rents collected in advance	6,004	5,794
Security deposits	6,130	5,674
Due to related persons	1,653	7,114
Total liabilities	506,338	849,475

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,074,791 and 45,000,000 shares issued and outstanding, respectively	651	450
Additional paid in capital	998,447	546,489
Cumulative net income	89,657	15,269
Cumulative common distributions	(60,482)	—
Total shareholders' equity	1,028,273	562,208
Total liabilities and shareholders' equity	$1,534,611	$1,411,683

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

REVENUES:
Rental income	$139,311	$134,826	$132,518
Tenant reimbursements and other income	23,219	21,680	20,792
Total revenues	162,530	156,506	153,310
EXPENSES:
Real estate taxes	19,342	17,868	17,204
Other operating expenses	13,005	10,913	10,593
Depreciation and amortization	28,575	27,315	27,074
Acquisition and transaction related costs	—	1,025	35
General and administrative	11,307	16,799	9,200
Total expenses	72,229	73,920	64,106

Interest income	200	—	—
Interest expense (including net amortization of debt issuance costs and premiums of $1,244, ($494) and ($292), respectively)	(16,081)	(2,439)	(2,262)
Income before income tax expense	74,420	80,147	86,942
Income tax expense	(32)	(44)	(44)
Net income	$74,388	$80,103	$86,898

Weighted average common shares outstanding - basic	64,139	45,000	45,000
Weighted average common shares outstanding - diluted	64,140	45,000	45,000

Net income per common share - basic and diluted	$1.16	$1.78	$1.93

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of		Additional	Cumulative	Cumulative
	Common	Common	Paid In	Net	Common	Ownership
	Shares	Shares	Capital	Income	Distributions	Interest	Total
Balance at December 31, 2015	—	$—	$—	$—	$—	$1,334,170	$1,334,170
Net income	—	—	—	—	—	86,898	86,898
Contributions	—	—	—	—	—	46,210	46,210
Distributions	—	—	—	—	—	(154,093)	(154,093)
Balance at December 31, 2016	—	—	—	—	—	1,313,185	1,313,185
Net income	—	—	—	15,269	—	64,834	80,103
Contributions	—	—	30,244	—	—	42,563	72,807
Distributions	—	—	(37,348)	—	—	(116,539)	(153,887)
Issuance of common shares and reclassification of ownership interest	45,000,000	450	553,593	—	—	(1,304,043)	(750,000)
Balance at December 31, 2017	45,000,000	450	546,489	15,269	—	—	562,208
Net income	—	—	—	74,388	—	—	74,388
Contributions	—	—	16,162	—	—	—	16,162
Distributions	—	—	(9,187)	—	—	—	(9,187)
Issuance of common shares, net	20,000,000	200	444,109	—	—	—	444,309
Share grants	77,400	1	926	—	—	—	927
Share grant forfeitures	(240)	—	—	—	—	—	—
Share repurchases	(2,369)	—	(52)	—	—	—	(52)
Distributions to common shareholders	—	—	—	—	(60,482)	—	(60,482)
Balance at December 31, 2018	65,074,791	$651	$998,447	$89,657	$(60,482)	$—	$1,028,273

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,388	$80,103	$86,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,781	17,738	17,563
Net amortization of debt issuance costs and premiums	1,244	(494)	(292)
Amortization of acquired real estate leases and assumed real estate lease obligations	8,592	8,434	8,419
Amortization of deferred leasing costs	820	771	706
Provision for losses on rents receivable	1,198	704	257
Straight line rental income	(4,739)	(5,762)	(6,202)
Other non-cash expenses	927	—	—
Change in assets and liabilities:
Rents receivable	(1,727)	436	301
Deferred leasing costs	(1,745)	(693)	(910)
Other assets	3,591	(4,431)	56
Due from related persons	(1,390)	—	—
Accounts payable and other liabilities	1,618	245	295
Rents collected in advance	210	(743)	2,122
Security deposits	456	33	42
Due to related persons	(5,461)	7,114	—
Net cash provided by operating activities	96,763	103,455	109,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(121,891)	(281)	—
Real estate improvements	(5,004)	(6,026)	(1,356)
Investment in Affiliates Insurance Company	(8,632)	—	—
Net cash used in investing activities	(135,527)	(6,307)	(1,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	444,309	—	—
Borrowings under revolving credit facility	193,000	750,000	—
Repayments of revolving credit facility	(530,000)	—	—
Repayment of mortgage notes payable	—	(14,344)	(16)
Repayment of SIR note	—	(750,000)	—
Payment of debt issuance costs	(5,378)	(1,724)	—
Distributions to common shareholders	(60,482)	—	—
Repurchase of common shares	(52)	—	—
Contributions	16,162	72,807	46,210
Distributions	(9,187)	(153,887)	(154,093)
Net cash provided by (used in) financing activities	48,372	(97,148)	(107,899)

Increase in cash and cash equivalents	9,608	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$9,608	$—	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$14,749	$2,752	$2,554

NON-CASH FINANCING ACTIVITIES:
Distribution to SIR of ownership interest	$—	$(1,304,043)	$—
Issuance of SIR note	$—	$750,000	$—
Issuance of common shares	$—	$554,043	$—
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 1. Organization

Industrial Logistics Properties Trust, or, collectively with its consolidated subsidiaries, we, us or our, is a real estate investment trust, or REIT, formed under Maryland law on September 15, 2017, as a wholly owned subsidiary of Select Income REIT, or SIR, a former publicly traded REIT that merged with a wholly owned subsidiary of Office Properties Income Trust (formerly Government Properties Income Trust), or OPI, on December 31, 2018.

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

On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or our IPO. At that time, we owned 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties (all square footage amounts included within these notes are unaudited). Our Initial Properties were contributed to us on September 29, 2017, by SIR. Two hundred twenty six (226) of these properties with a total of approximately 16,834,000 rentable square feet are located on the island of Oahu, Hawaii. The remaining 40 properties have a total of approximately 11,706,000 rentable square feet and are located in 24 other states. In connection with our formation and this contribution of properties, we (1) issued to SIR 45,000,000 of our common shares of beneficial interest, $.01 par value per share, or our common shares, (2) issued to SIR a $750,000 non-interest bearing demand note, or the SIR Note, and (3) assumed three mortgage notes totaling $63,069, excluding premiums, that were secured by three of our Initial Properties.

On December 27, 2018, SIR distributed all 45,000,000 of our common shares that SIR owned to SIR's shareholders of record as of the close of business on December 20, 2018.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

The accounts of our Initial Properties are presented at SIR’s historical basis and are consolidated for prior periods presented as the transaction described in Note 1 has been accounted for as a reorganization of entities under common control in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805-50-30, Business Combinations. Substantially all of the rental income received from our tenants and SIR’s other tenants was deposited in and commingled with SIR’s general funds during the periods prior to January 17, 2018. Prior to January 17, 2018, general and administrative costs of SIR were primarily allocated to us based on the historical cost of our real estate investments as a percentage of SIR’s historical cost of all of its real estate investments. In accordance with applicable accounting guidance, we believe this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if we operated as a standalone company and those differences may be material.

Real Estate Properties. We record properties at our cost and have presented our Initial Properties at their historical cost basis. Our real estate investments in lands are not depreciated. We calculate depreciation on other real estate investments on a straight line basis over estimated useful lives generally ranging from seven to 40 years.

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine that renewal to be probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $401, $390 and $403 during the years ended December 31, 2018, 2017 and 2016, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or lease origination value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $8,993, $8,824 and $8,823 during the years ended December 31, 2018, 2017 and 2016, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

As of December 31, 2018 and 2017, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2018	2017
Acquired real estate leases:
Capitalized above market lease values	$28,723	$30,104
Less: accumulated amortization	(16,726)	(16,440)
Capitalized above market lease values, net	11,997	13,664

Lease origination value	99,727	93,646
Less: accumulated amortization	(35,921)	(28,207)
Lease origination value, net	63,806	65,439
Acquired real estate leases, net	$75,803	$79,103

Assumed real estate lease obligations:
Capitalized below market lease values	$34,313	$34,786
Less: accumulated amortization	(15,997)	(14,402)
Assumed real estate lease obligations, net	$18,316	$20,384

As of December 31, 2018, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 11.7 years, 8.8 years, and 14.1 years, respectively.  Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2018 are estimated to be $7,805 in 2019, $7,797 in 2020, $7,725 in 2021, $7,538 in 2022, $7,279 in 2023 and $19,343 thereafter.

We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. No impairments exist on any of our properties as of December 31, 2018 and 2017.

We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations and we have no current plans to remove it. If we removed the asbestos or renovated or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. Due to the uncertainty of the timing and amount of costs we may incur, we cannot reasonably estimate such costs and we have not recognized a liability in our consolidated financial statements for these costs.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of December 31, 2018 and 2017, accrued environmental remediation costs of $6,940 and $7,002, respectively, were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income.

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

Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $9,845 and $8,379 at December 31, 2018 and 2017, respectively, and accumulated amortization of deferred leasing costs totaled $3,688 and $3,125 at December 31, 2018 and 2017, respectively. Included in deferred leasing costs at December 31, 2018, was $24 of estimated costs associated with leases under negotiation. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2018, are estimated to be $836 in 2019, $757 in 2020, $673 in 2021, $552 in 2022, $386 in 2023 and $2,953 thereafter.

Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. As of December 31, 2018 and 2017, we had debt issuance costs for our revolving credit facility totaling $5,907 and $1,724, respectively, and accumulated amortization of debt issuance costs totaling $1,477 at December 31, 2018. There were no accumulated amortization of debt issuance costs at December 31, 2017. As of December 31, 2018, we had debt issuance costs of $1,413 for our $650,000 mortgage loan obtained in January 2019. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and our $650,000 mortgage loan as of December 31, 2018 is estimated to be $1,618 in 2019, $1,618 in 2020, $1,618 in 2021, $142 in 2022, $142 in 2023 and $705 thereafter.

Other Assets. Other assets consist of our investment in Affiliates Insurance Company, or AIC, prepaid insurance and prepaid real estate taxes. As of December 31, 2017, other assets also included costs related to our formation and preparation for our IPO. We acquired shares of common stock of AIC from SIR on December 31, 2018 for $8,632. We own a 14.3% ownership interest in AIC. We account for our investment in AIC using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. One of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc., or RMR Inc. RMR Inc. is the managing member of our manager, The RMR Group LLC, or RMR LLC. Mr. Portnoy is also a managing director and president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, is also an officer and employee of RMR LLC. RMR LLC also provides management and administrative services to AIC, and most of our Trustees are directors of AIC. See Note 7 for further information regarding our investments in RMR Inc. and AIC.

Revenue Recognition. Rental income from operating leases is recognized on a straight line basis over the lives of lease agreements. We defer the recognition of contingent rental income, such as percentage rents, until the specific targets that trigger the contingent rental income are achieved. Contingent rental income recognized for the years ended December 31, 2018, 2017 and 2016 totaled $941, $650 and $846, respectively. Tenant reimbursements and other income include property level operating expenses and capital expenditures reimbursed by our tenants as well as other incidental revenues. Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These costs, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for these costs under their respective lease defaults on its lease or if it is deemed probable that the tenant will fail to pay for such costs, we would record a liability for such obligation.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants’ payment histories and current credit profiles, as well as other considerations.

Income Taxes. Until January 17, 2018, we were a wholly owned subsidiary of SIR, which was taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, until January 17, 2018, we were a qualified REIT subsidiary and a disregarded entity for tax purposes. We intend to qualify for taxation as a REIT under the IRC for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2018 and to maintain such qualification thereafter. Accordingly, we generally are not, and will not be, subject to U.S. federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify for taxation as a REIT. We may, however, be subject to certain state and local taxes.

Use of Estimates. Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and the assessments of the carrying values and impairments of long lived assets.

Ownership Interest. For the periods prior to January 17, 2018, our investment activities were financed by SIR. Amounts invested in or advanced to us did not carry interest and had no specific repayment terms.

Net Income Per Common Share. We calculate basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted net income per share using the more dilutive of the two class method or the treasury stock method.

Segment Reporting. We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.

Reclassifications. Reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation. For the year ended December 31, 2017, we reclassified $1,724 from other assets to deferred issuance costs, net, in our consolidated balance sheets.

New Accounting Pronouncements. On January 1, 2018, we adopted FASB Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements.

On October 1, 2018, we adopted FASB ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. The adoption of this standard did not have a material impact in our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards are effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, if any. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

Note 3. Real Estate Properties
As of December 31, 2018, we owned 270 properties with a total of approximately 29,535,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,834,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 44 buildings with a total of approximately 12,701,000 rentable square feet of industrial properties in 25 other states, or our Mainland Properties.

We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the years ended December 31, 2018, 2017 and 2016, approximately 59.7%, 60.2% and 59.5%, respectively, of our total revenues were from our Hawaii Properties. In addition, two subsidiaries of Amazon.com, Inc., which are tenants at certain of our Mainland Properties, accounted for $16,047, $15,938 and $16,063 of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

2018 Acquisitions:
During the year ended December 31, 2018, we acquired 985,235 rentable square feet for an aggregate purchase price of $121,385, including acquisition related costs of $1,360. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets as follows:

		Number	Rentable				Acquired
		of	Square	Purchase		Buildings and	Real Estate
Date	Location	Properties	Feet	Price	Land	Improvements	Leases
June 2018	Doral, FL (1)	1	240,283	$43,326	$15,225	$28,101	$—
September 2018	Carlisle, PA	1	205,090	20,451	3,299	15,515	1,637
September 2018	Upper Marlboro, MD	1	220,800	29,801	5,296	21,833	2,672
October 2018	Maple Grove, MN	1	319,062	27,807	3,469	21,287	3,051
		4	985,235	$121,385	$27,289	$86,736	$7,360
(1) This property was acquired and simultaneously leased back to the seller.
In October 2018, we acquired a land parcel adjacent to a property we own located in Ankeny, IA for a purchase price of $450, excluding acquisition related costs. This land parcel will be used for a 194,000 square foot expansion for the existing tenant at such property.
In February 2019, we entered an agreement to acquire a portfolio of eight industrial properties located in the Indianapolis and Cincinnati market areas, that are leased to 10 tenants with an aggregate of approximately 4,202,000 rentable square feet for a purchase price of $280,000, excluding acquisition related costs. We completed the acquisition of seven of the eight properties on February 14, 2019. The acquisition of the remaining property is expected to occur by April 15, 2019.

Also in February 2019, we entered an agreement to acquire a portfolio of 18 industrial properties located in 12 states that are leased to 13 tenants with an aggregate of approximately 8,694,000 rentable square feet for a purchase price of $625,300, excluding acquisition related costs and including the assumption of $57,000 of mortgage debt. The acquisition of these properties is expected to occur by April 15, 2019.

During the year ended December 31, 2018, we committed $2,613 for expenditures related to tenant improvements and leasing costs for approximately 2,630,000 square feet of leases executed during the period. Committed but unspent tenant related obligations based on existing leases as of December 31, 2018 were $472.
2017 Acquisitions:
On January 13, 2017, we acquired a land parcel adjacent to one of our properties located in McAlester, OK for $281, including $55 of acquisition related costs. As of December 31, 2018, we completed the development of a 35,000 square foot expansion for the tenant which is located on this adjacent parcel.

Future Minimum Lease Payments:
The future minimum lease payments scheduled to be received by us during the current terms of our leases as of December 31, 2018 are as follows:

Minimum
Lease
Year	Payment
2019	$140,363
2020	139,440
2021	137,814
2022	132,124
2023	113,443
Thereafter	994,544
$1,657,728

Note 4. Indebtedness

As of December 31, 2018 and 2017, our outstanding indebtedness consisted of the following:

	December 31,
	2018	2017
Revolving credit facility, due in 2021(1)	$413,000	$750,000
Mortgage note payable, 3.99%, due in 2020 (2)	48,750	48,750
Unamortized debt premiums	445	677
Carrying value	$462,195	$799,427

(1)
We repaid certain amounts outstanding under our revolving credit facility on January 17, 2018 with part of the $444,309 of net proceeds from our IPO. Upon completion of our IPO, the maturity date of our revolving credit facility was extended to December 29, 2021 and we have the option to extend the maturity date for two, six month periods through December 29, 2022.

(2)
We assumed this mortgage note in connection with our acquisition of a property. The stated interest rate for this mortgage debt is the contractually stated rate; we recorded the assumed mortgage note at estimated fair value on the date of acquisition. We amortize the fair value premium to interest expense over the respective term of the mortgage note to reduce interest expense to the estimated market interest rate as of the date of acquisition.

On December 29, 2017, we obtained a $750,000 secured revolving credit facility which initially had a maturity date of March 29, 2018. Upon the completion of our IPO, our secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Following our IPO, borrowings under our revolving credit facility are available for our general business purposes, including acquisitions. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of December 31, 2018, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 130 basis points. As of December 31, 2018 and 2017, the interest rate payable on borrowings under our revolving credit facility was 3.81% and 2.89%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.33% for the year ended December 31, 2018. As of December 31, 2018 and February 19, 2019, we had $413,000 and $60,000, respectively, outstanding under our revolving credit facility and $337,000 and $690,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at December 31, 2018.

As of December 31, 2018, the principal amount outstanding under our mortgage note was $48,750. This mortgage note was secured by one of our properties with a net book value of $64,901. This mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet with a net book value of $492,620, located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum. We used the proceeds from this loan to repay outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2018 are as follows:

	Principal
Year	Payment
2019	$—
2020	48,750
2021	413,000
2022	—
2023	—
Thereafter	—
	$461,750	(1)

(1)	Total debt outstanding as of December 31, 2018, including unamortized debt premiums, was $462,195.

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, rents receivable, our revolving credit facility, mortgage note payable, accounts payable, rents collected in advance and amounts due from or to related persons. At December 31, 2018 and 2017, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to the short term nature of floating interest rates, except as follows:

	At December 31, 2018		At December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage note payable	$49,195	$48,642	$49,427	$48,919

(1)	Includes unamortized premiums of $445 and $677 as of December 31, 2018 and 2017, respectively.

We estimate the fair value of our mortgage note payable using a discounted cash flow analysis and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 6. Shareholders’ Equity
Common Share Awards:
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the year ended December 31, 2018, we awarded to our officers and other employees of RMR LLC annual share awards of 54,400 of our common shares, valued at $1,269, in aggregate. We also granted each of our then Trustees 1,000 of our common shares with an aggregate value of $104 ($21 per Trustee) as compensation for the period from our IPO to May 2018 and granted each of our then Trustees 3,000 common shares with an aggregate value of $314 ($63 per Trustee) as part of their annual compensation. We granted an additional 3,000 common shares in December 2018, with an aggregate value of $61 to one of our Managing Trustees, who was elected as a Managing Trustee in December 2018. The values of the share grants were based upon the closing price of our common shares trading on Nasdaq on the dates of grants. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.

A summary of shares granted, vested and forfeited under the terms of the 2018 Plan for the year ended December 31, 2018 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
2018 Activity:
Granted	77,400	$22.60
Vested	(33,880)	$21.64
Forfeited	(240)	$23.33
Unvested shares at December 31, 2018	43,280	$23.33
The 43,280 unvested shares as of December 31, 2018 are scheduled to vest as follows: 15,320 shares in 2019, 9,320 shares in 2020, 9,320 shares in 2021 and 9,320 in 2022. As of December 31, 2018, the estimated future compensation expense for the unvested shares was approximately $1,010. The weighted average period over which the compensation expense will be recorded is approximately 28 months. During the year ended December 31, 2018, we recorded $927 of compensation expense related to the 2018 Plan.
At December 31, 2018, 3,925,209 common shares remain available for issuance under the 2018 Plan.
2018 Common Share Purchases:
On September 24, 2018, we purchased an aggregate of 2,369 of our common shares, valued at $22.08 per share, the closing price of our common shares on Nasdaq on that day, from certain of our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with awards of our common shares.

Distributions:
During the year ended December 31, 2018, we paid distributions on our common shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Share	Distributions
4/19/2018	4/30/2018	5/14/2018	$0.27	$17,551
7/19/2018	7/30/2018	8/13/2018	0.33	21,457
10/18/2018	10/29/2018	11/12/2018	0.33	21,474
			$0.93	$60,482
Distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2018, was $0.93. The characterization of our distributions for 2018 was 100% ordinary income.

On January 18, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on January 28, 2019. We expect to pay this distribution on or about February 21, 2019.

Note 7. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Barry M. Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer and employee of RMR LLC until his death on February 25, 2018. John Murray, who succeeded John C. Popeo as our other Managing Trustee and President and Chief Executive Officer effective December 1, 2018, and each of our other officers is also an officer and employee of RMR LLC. Our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves, and, until his death, Barry M. Portnoy served, as a managing director or managing trustee of these public companies, including SIR (prior to its merger into OPI’s subsidiary in December 2018). Other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services, including SIR prior to its merger into OPI’s subsidiary.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations. See Note 9 for further information regarding our management agreements with RMR LLC.

Share Awards to RMR LLC Employees. As described in Note 6, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards granted to our current and former Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 6 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on the vesting of share awards.

SIR. Until January 17, 2018, when we completed our IPO, we were a wholly owned subsidiary of SIR. SIR was our largest shareholder until December 27, 2018, when SIR distributed to its shareholders of record as of the close of business on December 20, 2018, all 45,000,000 of our common shares that SIR then owned. Effective December 31, 2018, SIR merged with and into a wholly owned subsidiary of OPI. Adam Portnoy, one of our Managing Trustees, was also a managing trustee of SIR prior to its merger with OPI’s subsidiary. John C. Popeo, before he resigned on November 30, 2018, was our other Managing Trustee and President and Chief Executive Officer, and he also served as the chief financial officer and treasurer of SIR prior to its merger with OPI’s subsidiary. RMR LLC provided management services to SIR until its merger into OPI’s subsidiary, and continues to provide management services to OPI and it provides management services to us. As a result of the merger, OPI succeeded to all of SIR’s rights and obligations, including with respect to SIR’s agreements with us.

IPO. In connection with our IPO, we and SIR entered a transaction agreement, or the Transaction Agreement, to govern our relationship with SIR. OPI is the successor to SIR under the Transaction Agreement. Pursuant to the Transaction Agreement:

•	our current assets and current liabilities were settled between SIR (for the periods ending on and before the closing of our IPO) and us (for periods ending after the closing of our IPO);

•
SIR agreed to indemnify us with respect to any of its liabilities, and we agreed to indemnify SIR with respect to any of our liabilities, after giving effect to the settlement between us and SIR of our current assets and current liabilities; and

•
we and SIR agreed to cooperate to enforce the ownership limitations in our and SIR’s respective declaration of trust as may be appropriate to qualify for and maintain qualification for taxation as a REIT under the IRC and otherwise to ensure each receives the economics of its assets and liabilities and to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

On January 17, 2018, we and SIR also entered a registration rights agreement, which granted SIR demand and piggyback registration rights, subject to certain limitations, with respect to our common shares then owned by SIR. This registration rights agreement expired on December 27, 2018 due to SIR no longer beneficially owning any of our common shares following SIR’s pro rata distribution of our common shares that it then held to its shareholders on such date.

AIC.  On December 28, 2018, we and SIR entered a stock purchase agreement, or the AIC Stock Purchase Agreement, pursuant to which we purchased all of SIR’s shares of common stock of AIC, an Indiana insurance company, effective December 31, 2018 for a purchase price of $8,632. As a result of this purchase, we, ABP Trust and five other companies to which RMR LLC provides management services currently own AIC in equal amounts and are parties to a shareholders agreement regarding AIC. All our Trustees (other than John Murray) and all the independent trustees and independent directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.

We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. Historically, we participated in this program through SIR, as SIR’s subsidiary, and SIR allocated to us the portion of the premiums for this insurance program, including taxes and fees, covering our Initial Properties, which allocations were $266, $320 and $351 for the policy years ending June 30, 2019, 2018 and 2017, respectively, which amount for the policy year ending June 30, 2019 may be adjusted from time to time as we acquire or dispose of properties included in this insurance program. We paid or reimbursed SIR approximately $266 in respect of this insurance program for the policy year ending June 30, 2019.

As of December 31, 2018, our investment in AIC had a carrying value of $8,632. This amount is included in other assets in our consolidated balance sheets. There was no income recognized related to our investment in AIC for the year ended December 31, 2018.

Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. Prior to SIR’s distribution of our common shares to its shareholders, as a majority owned subsidiary of SIR, we were provided coverage under this policy and SIR allocated a portion of its cost of the policy to us. The cost of this insurance SIR allocated to us was $90, $116 and $93 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in general and administrative expenses in our consolidated statements of comprehensive income.

Note 8. Certain Arrangements, Allocations and Operations Prior to our IPO

In connection with our IPO, on September 29, 2017, SIR contributed to us 266 properties with a total of approximately 28,540,000 rentable square feet, including 16,834,000 rentable square feet of primarily industrial lands in Hawaii and approximately 11,706,000 rentable square feet of industrial and logistics properties in 24 other states. In connection with our formation and this contribution from SIR, we issued to SIR 45,000,000 of our common shares and the SIR Note, and we assumed three mortgage notes totaling $63,069, as of September 30, 2017, that were secured by three of our Initial Properties. In December 2017, we obtained a $750,000 secured revolving credit facility, and we used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14,319 that had encumbered two of our Initial Properties. In connection with our IPO, we reimbursed SIR for approximately $7,271 of costs that SIR incurred in connection with our formation and preparation for our IPO. In addition, SIR collected rents from certain of our tenants for the period subsequent to our IPO, of which SIR owed to us $865 as of December 31, 2018, which amount is included in due from related persons in our consolidated balance sheet as of December 31, 2018. OPI (as successor by merger to SIR) paid this amount due to us in January 2019.

We do not have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we received services from RMR LLC under SIR’s management agreements with RMR LLC. In connection with our IPO, we entered two agreements with RMR LLC to provide management services to us that were substantially similar to the terms of the then management agreements between SIR and RMR LLC. See Note 9 for further information regarding our management agreements with RMR LLC.

For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC were calculated based on the historical costs of our Initial Properties and incentive management fees payable by SIR and allocated to us were based on the percentage of the base management fees allocated to us compared to the total base management fees paid by SIR. Base management fees paid by SIR allocated to us by SIR for the period from January 1, 2018 to January 16, 2018 and the years ended December 31, 2017 and 2016 were $308, $6,823 and $6,789, respectively. The incentive management fee allocated to us by SIR for the year ended December 31, 2017 and paid to RMR LLC in January 2018 was $7,660, and no incentive management fees were allocated to us by SIR for the year ended December 31, 2016. General and administrative expenses incurred by SIR, which include costs of the internal audit function provided by RMR LLC to the companies it or its subsidiaries manage, were allocated to us by SIR for periods prior to our IPO based on the percentage of the base management fees allocated to us compared to the total base management fees paid by SIR. The amounts allocated to us by SIR for internal audit costs for the period from January 1 to January 16, 2018 and the years ended December 31, 2017 and 2016 were $4, $84 and $74, respectively.

RMR LLC was paid, by SIR, property management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees allocated to us by SIR for the period from January 1 to January 16, 2018 and the years ended December 31, 2017 and 2016 were $230, $4,244 and $4,182, respectively. These amounts were calculated based upon gross collected rents and construction supervision services provided at or for our Initial Properties. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

Under SIR’s management agreements with RMR LLC, SIR was generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. The total of these property management related reimbursements paid to RMR LLC for costs incurred by RMR LLC related to our Initial Properties for the period from January 1 to January 16, 2018 and the years ended December 31, 2017 and 2016 were $120, $2,512 and $2,448, respectively. These amounts are included in other operating expenses in our consolidated financial statements for these periods.

We also paid or reimbursed SIR for our allocated portion of certain insurance policies. The total of these insurance related reimbursements paid to SIR for costs for the period from January 1 to January 16, 2018 was $4. See Note 7 for further information.

See Notes 7 and 9 for further information regarding our relationships, agreements and transactions with RMR LLC and SIR.

Note 9. Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. Upon completion of our IPO on January 17, 2018, we entered two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations. See Notes 7 and 8 for further information regarding our relationship, agreements and transactions with RMR LLC prior to our IPO.

Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (i) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, which includes our Initial Properties we acquired from SIR, plus (ii) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (iii) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (i) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (ii) 0.5% of our Average Market Capitalization exceeding $250,000.

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

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:

–	if the relevant measurement period ends on or before December 31, 2020, $1,560,000 (our unadjusted equity market capitalization as calculated at our IPO) or, if the relevant measurement period ends thereafter, our equity market capitalization on the last trading day of the calendar year immediately prior to the relevant measurement period, and

–
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. Effective as of January 1, 2019 we amended our business management agreement with RMR LLC so that the SNL U.S. Industrial REIT Index will be used for periods beginning on and after January 1, 2019, with the SNL U.S. REIT Equity Index used for periods ending on or prior to December 31, 2018.

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (i) if the measurement period ends on or before December 31, 2020, $24.00 per common share (our unadjusted initial share price, as defined under the business management agreement, based on our IPO price of our common shares) or, if the measurement period ends after December 31, 2020, the closing price of our common shares on Nasdaq on the last trading day of the year immediately before the first year of the applicable measurement period from (ii) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

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

◦
If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $7,269 for the period from January 17, 2018 through December 31, 2018. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for the year ended December 31, 2018. We did not incur an incentive management fee pursuant to our business management agreement for the period ended December 31, 2018.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $4,680 for the period from January 17, 2018 through December 31, 2018. These amounts are included in operating expenses or capitalized, as appropriate, in our consolidated statements of comprehensive income.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. These amounts are included in operating expenses in our consolidated statements of comprehensive income for these periods. The amount we recognized as expense for payroll and related costs we reimbursed to RMR LLC was $2,672 for the period from January 17, 2018 through December 31, 2018. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amount recognized as expense for internal audit costs was $236 for the year ended December 31, 2018. This amount is included in general and administrative expenses in our consolidated statements of comprehensive income for this period.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2038, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

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

•
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

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

Note 10. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2018 and 2017:

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$40,605	$39,420	$40,431	$42,074
Net income	$19,232	$18,726	$18,142	$18,288
Net income per common share—basic and diluted	$0.31	$0.29	$0.28	$0.28

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$39,440	$38,605	$39,066	$39,395
Net income	$20,356	$21,575	$22,903	$15,269
Net income per common share—basic and diluted	$0.45	$0.48	$0.51	$0.34

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018
(dollars in thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
Year ended December 31, 2016:
Allowance for doubtful accounts	$413	$257	$(87)	$583
Year ended December 31, 2017:
Allowance for doubtful accounts	$583	$704	$(46)	$1,241
Year ended December 31, 2018:
Allowance for doubtful accounts	$1,241	$1,198	$(982)	$1,457

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	4501 Industrial Drive	Fort Smith	AR	Mainland Industrial	$—	$900	$3,485	$—	$900	$3,485	$4,385	$(341)	1/29/2015	2013
2	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Industrial	—	800	7,412	—	800	7,412	8,212	(726)	1/29/2015	2012
3/4	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Industrial	—	3,100	12,955	46	3,100	13,001	16,101	(1,298)	1/29/2015	1973
5	150 Greenhorn Drive	Pueblo	CO	Mainland Industrial	—	200	4,177	—	200	4,177	4,377	(409)	1/29/2015	2013
6	2 Tower Drive	Wallingford	CT	Mainland Industrial	—	1,471	2,165	7	1,471	2,172	3,643	(668)	10/24/2006	1978
7	235 Great Pond Drive	Windsor	CT	Mainland Industrial	—	2,400	9,469	—	2,400	9,469	11,869	(1,519)	7/20/2012	2004
8	10450 Doral Boulevard	Doral	FL	Mainland Industrial	—	15,225	28,101	—	15,225	28,101	43,326	(468)	6/27/2018	1996
9	2100 NW 82nd Avenue	Miami	FL	Mainland Industrial	—	144	1,297	454	144	1,751	1,895	(749)	3/19/1998	1987
10	1000 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	2,252	—	—	2,252	—	2,252	—	12/5/2003	—
11	1001 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	15,155	3,312	92	15,155	3,404	18,559	(1,269)	12/5/2003	—
12	1024 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	1,818	—	—	1,818	—	1,818	—	12/5/2003	—
13	1024 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,385	—	—	1,385	—	1,385	—	12/5/2003	—
14	1027 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	5,444	—	—	5,444	—	5,444	—	12/5/2003	—
15	1030 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	5,655	—	—	5,655	—	5,655	—	12/5/2003	—
16	1038 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	2,576	—	—	2,576	—	2,576	—	12/5/2003	—
17	1045 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	819	—	—	819	—	819	—	12/5/2003	—
18	1050 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	1,404	873	—	1,404	873	2,277	(328)	12/5/2003	—
19	1052 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,703	—	240	1,703	240	1,943	(79)	12/5/2003	—
20	1055 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,216	—	—	1,216	—	1,216	—	12/5/2003	—
21	106 Puuhale Road	Honolulu	HI	Hawaii Building	—	1,113	—	229	1,113	229	1,342	(54)	12/5/2003	1966
22	1062 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	1,049	598	—	1,049	598	1,647	(225)	12/5/2003	—
23	1122 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	5,781	—	—	5,781	—	5,781	—	12/5/2003	—
24	113 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	3,729	—	—	3,729	—	3,729	—	12/5/2003	—
25	1150 Kikowaena Place	Honolulu	HI	Hawaii Land and Easement	—	2,445	—	—	2,445	—	2,445	—	12/5/2003	—
26	120 Mokauea Street	Honolulu	HI	Hawaii Building	—	1,953	—	655	1,953	655	2,608	(105)	12/5/2003	1970
27	120 Sand Island Access Road	Honolulu	HI	Hawaii Building	—	1,130	11,307	1,298	1,130	12,605	13,735	(4,321)	11/23/2004	2004
28	120B Mokauea Street	Honolulu	HI	Hawaii Building	—	1,953	—	—	1,953	—	1,953	—	12/5/2003	1970
29	125 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	1,630	—	—	1,630	—	1,630	—	12/5/2003	—
30	125B Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,815	—	—	2,815	—	2,815	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
31	1330 Pali Highway	Honolulu	HI	Hawaii Land and Easement	—	1,423	—	—	1,423	—	1,423	—	12/5/2003	—
32	1360 Pali Highway	Honolulu	HI	Hawaii Land and Easement	—	9,170	—	161	9,170	161	9,331	(103)	12/5/2003	—
33	140 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	1,100	—	—	1,100	—	1,100	—	12/5/2003	—
34	142 Mokauea Street	Honolulu	HI	Hawaii Building	—	2,182	—	1,455	2,182	1,455	3,637	(359)	12/5/2003	1972
35	148 Mokauea Street	Honolulu	HI	Hawaii Land and Easement	—	3,476	—	—	3,476	—	3,476	—	12/5/2003	—
36	150 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	4,887	—	—	4,887	—	4,887	—	12/5/2003	—
37	151 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	1,956	—	—	1,956	—	1,956	—	12/5/2003	—
38	158 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	2,488	—	—	2,488	—	2,488	—	12/5/2003	—
39	165 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	758	—	—	758	—	758	—	12/5/2003	—
40	179 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	2,480	—	—	2,480	—	2,480	—	12/5/2003	—
41	180 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,655	—	—	1,655	—	1,655	—	12/5/2003	—
42	1926 Auiki Street	Honolulu	HI	Hawaii Building	—	2,874	—	1,562	2,874	1,562	4,436	(466)	12/5/2003	1959
43	1931 Kahai Street	Honolulu	HI	Hawaii Land and Easement	—	3,779	—	—	3,779	—	3,779	—	12/5/2003	—
44	197 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,238	—	—	1,238	—	1,238	—	12/5/2003	—
45	2001 Kahai Street	Honolulu	HI	Hawaii Land and Easement	—	1,091	—	—	1,091	—	1,091	—	12/5/2003	—
46	2019 Kahai Street	Honolulu	HI	Hawaii Land and Easement	—	1,377	—	—	1,377	—	1,377	—	12/5/2003	—
47	2020 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	2,385	—	—	2,385	—	2,385	—	12/5/2003	—
48	204 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,689	—	—	1,689	—	1,689	—	12/5/2003	—
49	207 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,024	—	—	2,024	—	2,024	—	12/5/2003	—
50	2103 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	3,212	—	—	3,212	—	3,212	—	12/5/2003	—
51	2106 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	1,568	—	169	1,568	169	1,737	(66)	12/5/2003	—
52	2110 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	837	—	—	837	—	837	—	12/5/2003	—
53	212 Mohonua Place	Honolulu	HI	Hawaii Land and Easement	—	1,067	—	—	1,067	—	1,067	—	12/5/2003	—
54	2122 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	1,365	—	—	1,365	—	1,365	—	12/5/2003	—
55	2127 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	2,906	—	97	2,906	97	3,003	(25)	12/5/2003	—
56	2135 Auiki Street	Honolulu	HI	Hawaii Land and Easement	—	825	—	—	825	—	825	—	12/5/2003	—
57	2139 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	885	—	—	885	—	885	—	12/5/2003	—
58	214 Sand Island Access Road	Honolulu	HI	Hawaii Building	—	1,864	—	485	1,864	485	2,349	(43)	12/5/2003	1981
59	2140 Kaliawa Street	Honolulu	HI	Hawaii Land and Easement	—	931	—	—	931	—	931	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
60	2144 Auiki Street	Honolulu	HI	Hawaii Building	—	2,640	—	7,088	2,640	7,088	9,728	(2,068)	12/5/2003	1953
61	215 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,117	—	—	2,117	—	2,117	—	12/5/2003	—
62	218 Mohonua Place	Honolulu	HI	Hawaii Land and Easement	—	1,741	—	—	1,741	—	1,741	—	12/5/2003	—
63	220 Puuhale Road	Honolulu	HI	Hawaii Land and Easement	—	2,619	—	—	2,619	—	2,619	—	12/5/2003	—
64	2250 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	3,862	—	—	3,862	—	3,862	—	12/5/2003	—
65	2264 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	1,632	—	—	1,632	—	1,632	—	12/5/2003	—
66	2276 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	1,619	—	—	1,619	—	1,619	—	12/5/2003	—
67	228 Mohonua Place	Honolulu	HI	Hawaii Land and Easement	—	1,865	—	—	1,865	—	1,865	—	12/5/2003	—
68	2308 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	3,314	—	—	3,314	—	3,314	—	12/5/2003	—
69	231 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	752	—	—	752	—	752	—	12/5/2003	—
70	231B Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	1,539	—	—	1,539	—	1,539	—	12/5/2003	—
71	2344 Pahounui Drive	Honolulu	HI	Hawaii Land and Easement	—	6,709	—	—	6,709	—	6,709	—	12/5/2003	—
72	238 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	2,273	—	—	2,273	—	2,273	—	12/5/2003	—
73	2635 Waiwai Loop A	Honolulu	HI	Hawaii Land and Easement	—	934	350	683	934	1,033	1,967	(132)	12/5/2003	—
74	2635 Waiwai Loop B	Honolulu	HI	Hawaii Land and Easement	—	1,177	105	683	1,177	788	1,965	(40)	12/5/2003	—
75	2760 Kam Highway	Honolulu	HI	Hawaii Land and Easement	—	703	—	143	703	143	846	—	12/5/2003	—
76	2804 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	1,775	2	—	1,775	2	1,777	(1)	12/5/2003	—
77	2806 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
78	2808 Kam Highway	Honolulu	HI	Hawaii Land and Easement	—	310	—	—	310	—	310	—	12/5/2003	—
79	2809 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,837	—	—	1,837	—	1,837	—	12/5/2003	—
80	2810 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	3,340	—	—	3,340	—	3,340	—	12/5/2003	—
81	2810 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	27,699	—	4	27,699	4	27,703	(4)	12/5/2003	—
82	2812 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	2	1	1,801	3	1,804	(2)	12/5/2003	—
83	2814 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	1,925	—	—	1,925	—	1,925	—	12/5/2003	—
84	2815 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,818	—	5	1,818	5	1,823	(1)	12/5/2003	—
85	2815 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	287	—	—	287	—	287	—	12/5/2003	—
86	2816 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,009	27	—	1,009	27	1,036	(10)	12/5/2003	—
87	2819 Mokumoa Street - A	Honolulu	HI	Hawaii Land and Easement	—	1,821	—	—	1,821	—	1,821	—	12/5/2003	—
88	2819 Mokumoa Street - B	Honolulu	HI	Hawaii Land and Easement	—	1,816	—	—	1,816	—	1,816	—	12/5/2003	—
89	2819 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,090	—	33	2,090	33	2,123	(8)	12/5/2003	—
90	2821 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	287	—	—	287	—	287	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
91	2826 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	3,921	—	—	3,921	—	3,921	—	12/5/2003	—
92	2827 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
93	2828 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	12,448	—	—	12,448	—	12,448	—	12/5/2003	—
94	2829 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,720	2	—	1,720	2	1,722	(2)	12/5/2003	—
95	2829 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	287	—	—	287	—	287	—	12/5/2003	—
96	2829 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
97	2830 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,146	—	—	2,146	—	2,146	—	12/5/2003	—
98	2831 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	860	—	—	860	—	860	—	12/5/2003	—
99	2831 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,272	529	56	1,272	585	1,857	(219)	12/5/2003	—
100	2833 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	601	—	—	601	—	601	—	12/5/2003	—
101	2833 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	1,701	—	—	1,701	—	1,701	—	12/5/2003	—
102	2833 Paa Street #2	Honolulu	HI	Hawaii Land and Easement	—	1,675	—	—	1,675	—	1,675	—	12/5/2003	—
103	2836 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,353	—	—	1,353	—	1,353	—	12/5/2003	—
104	2838 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	4,262	—	—	4,262	—	4,262	—	12/5/2003	—
105	2839 Kilihau Street	Honolulu	HI	Hawaii Land and Easement	—	627	—	—	627	—	627	—	12/5/2003	—
106	2839 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,942	—	—	1,942	—	1,942	—	12/5/2003	—
107	2840 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,149	—	—	2,149	—	2,149	—	12/5/2003	—
108	2841 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
109	2844 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,960	14	—	1,960	14	1,974	(11)	12/5/2003	—
110	2846-A Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	2,181	954	—	2,181	954	3,135	(359)	12/5/2003	—
111	2847 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	582	303	—	582	303	885	(114)	12/5/2003	—
112	2849 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	860	—	—	860	—	860	—	12/5/2003	—
113	2850 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	286	173	—	286	173	459	(65)	12/5/2003	—
114	2850 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,143	—	—	2,143	—	2,143	—	12/5/2003	—
115	2850 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	22,827	—	—	22,827	—	22,827	—	12/5/2003	—
116	2855 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
117	2855 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
118	2857 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	983	—	—	983	—	983	—	12/5/2003	—
119	2858 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
120	2861 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	3,867	—	—	3,867	—	3,867	—	12/5/2003	—
121	2864 Awaawaloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,836	—	6	1,836	6	1,842	(4)	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
122	2864 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,092	—	—	2,092	—	2,092	—	12/5/2003	—
123	2865 Pukoloa Street	Honolulu	HI	Hawaii Land and Easement	—	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
124	2868 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
125	2869 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,794	—	—	1,794	—	1,794	—	12/5/2003	—
126	2875 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	1,330	—	—	1,330	—	1,330	—	12/5/2003	—
127	2879 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,789	—	—	1,789	—	1,789	—	12/5/2003	—
128	2879 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	1,691	—	44	1,691	44	1,735	(11)	12/5/2003	—
129	2886 Paa Street	Honolulu	HI	Hawaii Land and Easement	—	2,205	—	—	2,205	—	2,205	—	12/5/2003	—
130	2889 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,783	—	—	1,783	—	1,783	—	12/5/2003	—
131	2906 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,814	2	—	1,814	2	1,816	(1)	12/5/2003	—
132	2908 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	1,798	12	—	1,798	12	1,810	(1)	12/5/2003	—
133	2915 Kaihikapu Street	Honolulu	HI	Hawaii Land and Easement	—	2,579	—	—	2,579	—	2,579	—	12/5/2003	—
134	2927 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,778	—	—	1,778	—	1,778	—	12/5/2003	—
135	2928 Kaihikapu Street - A	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
136	2928 Kaihikapu Street - B	Honolulu	HI	Hawaii Land and Easement	—	1,948	—	—	1,948	—	1,948	—	12/5/2003	—
137	2960 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,977	—	—	1,977	—	1,977	—	12/5/2003	—
138	2965 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	2,140	—	—	2,140	—	2,140	—	12/5/2003	—
139	2969 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	4,038	15	—	4,038	15	4,053	(8)	12/5/2003	—
140	2970 Mokumoa Street	Honolulu	HI	Hawaii Land and Easement	—	1,722	—	—	1,722	—	1,722	—	12/5/2003	—
141	33 S. Vineyard Boulevard	Honolulu	HI	Hawaii Land and Easement	—	844	—	—	844	—	844	—	12/5/2003	—
142	525 N. King Street	Honolulu	HI	Hawaii Land and Easement	—	1,342	—	—	1,342	—	1,342	—	12/5/2003	—
143	609 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	616	—	8	616	8	624	(6)	12/5/2003	—
144	619 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,401	2	12	1,401	14	1,415	(1)	12/5/2003	—
145	645 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	882	—	—	882	—	882	—	12/5/2003	—
146	659 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	860	20	—	860	20	880	(16)	12/5/2003	—
147	659 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
148	660 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,783	3	1	1,783	4	1,787	(3)	12/5/2003	—
149	667 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	860	2	—	860	2	862	(2)	12/5/2003	—
150	669 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	14	62	1,801	76	1,877	(18)	12/5/2003	—
151	673 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
152	675 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,081	—	—	1,081	—	1,081	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
153	679 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	1,807	3	—	1,807	3	1,810	(2)	12/5/2003	—
154	685 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
155	673 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	20	—	1,801	20	1,821	(16)	12/5/2003	—
156	692 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,798	—	—	1,798	—	1,798	—	12/5/2003	—
157	697 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	994	811	—	994	811	1,805	(307)	12/5/2003	—
158	702 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,783	4	—	1,783	4	1,787	(3)	12/5/2003	—
159	704 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	2,390	685	—	2,390	685	3,075	(258)	12/5/2003	—
160	709 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
161	719 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,960	—	—	1,960	—	1,960	—	12/5/2003	—
162	729 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
163	733 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	3,403	—	—	3,403	—	3,403	—	12/5/2003	—
164	739 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
165	759 Puuloa Road	Honolulu	HI	Hawaii Land and Easement	—	1,766	3	—	1,766	3	1,769	(3)	12/5/2003	—
166	761 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,757	1	1	3,757	2	3,759	(1)	12/5/2003	—
167	766 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
168	770 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
169	789 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	2,608	3	—	2,608	3	2,611	(2)	12/5/2003	—
170	80 Sand Island Access Road	Honolulu	HI	Hawaii Land and Easement	—	7,972	—	—	7,972	—	7,972	—	12/5/2003	—
171	803 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,804	—	—	3,804	—	3,804	—	12/5/2003	—
172	808 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,279	—	—	3,279	—	3,279	—	12/5/2003	—
173	812 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,960	25	628	2,613	—	2,613	—	12/5/2003	—
174	819 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	4,821	583	30	4,821	613	5,434	(230)	12/5/2003	—
175	822 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,795	15	—	1,795	15	1,810	(12)	12/5/2003	—
176	830 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	25	—	1,801	25	1,826	(20)	12/5/2003	—
177	841 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	3,265	—	—	3,265	—	3,265	—	12/5/2003	—
178	842 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,795	14	—	1,795	14	1,809	(11)	12/5/2003	—
179	846 Ala Lilikoi Boulevard B	Honolulu	HI	Hawaii Land and Easement	—	234	—	—	234	—	234	—	12/5/2003	—
180	848 Ala Lilikoi Boulevard A	Honolulu	HI	Hawaii Land and Easement	—	9,426	—	—	9,426	—	9,426	—	12/5/2003	—
181	850 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	2,682	2	—	2,682	2	2,684	(2)	12/5/2003	—
182	852 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
183	855 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,834	—	—	1,834	—	1,834	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
184	865 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,846	—	—	1,846	—	1,846	—	12/5/2003	—
185	889 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	5,888	315	—	5,888	315	6,203	(48)	11/21/2012	—
186	905 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,148	—	—	1,148	—	1,148	—	12/5/2003	—
187	918 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	3,820	—	—	3,820	—	3,820	—	12/5/2003	—
188	930 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	3,654	—	—	3,654	—	3,654	—	12/5/2003	—
189	944 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	1,219	—	—	1,219	—	1,219	—	12/5/2003	—
190	949 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	11,568	—	—	11,568	—	11,568	—	12/5/2003	—
191	950 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,724	—	—	1,724	—	1,724	—	12/5/2003	—
192	960 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	614	—	—	614	—	614	—	12/5/2003	—
193	960 Mapunapuna Street	Honolulu	HI	Hawaii Land and Easement	—	1,933	—	—	1,933	—	1,933	—	12/5/2003	—
194	970 Ahua Street	Honolulu	HI	Hawaii Land and Easement	—	817	—	—	817	—	817	—	12/5/2003	—
195	91-027 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	2,667	—	—	2,667	—	2,667	—	6/15/2005	—
196	91-064 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	1,826	—	—	1,826	—	1,826	—	6/15/2005	—
197	91-080 Hanua	Kapolei	HI	Hawaii Land and Easement	—	2,187	—	—	2,187	—	2,187	—	6/15/2005	—
198	91-083 Hanua	Kapolei	HI	Hawaii Land and Easement	—	716	—	—	716	—	716	—	6/15/2005	—
199	91-086 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	13,884	—	—	13,884	—	13,884	—	6/15/2005	—
200	91-087 Hanua	Kapolei	HI	Hawaii Land and Easement	—	381	—	—	381	—	381	—	6/15/2005	—
201	91-091 Hanua	Kapolei	HI	Hawaii Land and Easement	—	552	—	—	552	—	552	—	6/15/2005	—
202	91-102 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	1,599	—	—	1,599	—	1,599	—	6/15/2005	—
203	91-110 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	1,293	—	—	1,293	—	1,293	—	6/15/2005	—
204	91-119 Olai	Kapolei	HI	Hawaii Land and Easement	—	1,981	—	—	1,981	—	1,981	—	6/15/2005	—
205	91-141 Kalaeloa	Kapolei	HI	Hawaii Land and Easement	—	11,624	—	—	11,624	—	11,624	—	6/15/2005	—
206	91-150 Kaomi Loop	Kapolei	HI	Hawaii Land and Easement	—	3,159	—	—	3,159	—	3,159	—	6/15/2005	—
207	91-171 Olai	Kapolei	HI	Hawaii Land and Easement	—	218	—	47	218	47	265	(17)	6/15/2005	—
208	91-174 Olai	Kapolei	HI	Hawaii Land and Easement	—	962	—	47	962	47	1,009	(16)	6/15/2005	—
209	91-175 Olai	Kapolei	HI	Hawaii Land and Easement	—	1,243	—	43	1,243	43	1,286	(17)	6/15/2005	—
210	91-185 Kalaeloa	Kapolei	HI	Hawaii Land and Easement	—	1,761	—	—	1,761	—	1,761	—	6/15/2005	—
211	91-202 Kalaeloa	Kapolei	HI	Hawaii Building	—	1,722	—	326	1,722	326	2,048	(45)	6/15/2005	1964
212	91-210 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	567	—	—	567	—	567	—	6/15/2005	—
213	91-210 Olai	Kapolei	HI	Hawaii Land and Easement	—	706	—	—	706	—	706	—	6/15/2005	—
214	91-218 Olai	Kapolei	HI	Hawaii Land and Easement	—	1,622	—	61	1,622	61	1,683	(17)	6/15/2005	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
215	91-220 Kalaeloa	Kapolei	HI	Hawaii Building	—	242	1,457	172	242	1,629	1,871	(537)	6/15/2005	1991
216	91-222 Olai	Kapolei	HI	Hawaii Land and Easement	—	2,035	—	—	2,035	—	2,035	—	6/15/2005	—
217	91-238 Kauhi	Kapolei	HI	Hawaii Building	—	1,390	—	9,209	1,390	9,209	10,599	(2,606)	6/15/2005	1981
218	91-241 Kalaeloa	Kapolei	HI	Hawaii Building	—	426	3,983	838	426	4,821	5,247	(1,576)	6/15/2005	1990
219	91-250 Komohana	Kapolei	HI	Hawaii Land and Easement	—	1,506	—	—	1,506	—	1,506	—	6/15/2005	—
220	91-252 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	536	—	—	536	—	536	—	6/15/2005	—
221	91-255 Hanua	Kapolei	HI	Hawaii Land and Easement	—	1,230	—	16	1,230	16	1,246	(1)	6/15/2005	—
222	91-259 Olai	Kapolei	HI	Hawaii Land and Easement	—	2,944	—	—	2,944	—	2,944	—	6/15/2005	—
223	91-265 Hanua	Kapolei	HI	Hawaii Land and Easement	—	1,569	—	—	1,569	—	1,569	—	6/15/2005	—
224	91-300 Hanua	Kapolei	HI	Hawaii Land and Easement	—	1,381	—	—	1,381	—	1,381	—	6/15/2005	—
225	91-329 Kauhi	Kapolei	HI	Hawaii Building	—	294	2,297	2,433	294	4,730	5,024	(1,342)	6/15/2005	1980
226	91-349 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	649	—	—	649	—	649	—	6/15/2005	—
227	91-399 Kauhi	Kapolei	HI	Hawaii Land and Easement	—	27,405	—	—	27,405	—	27,405	—	6/15/2005	—
228	91-400 Komohana	Kapolei	HI	Hawaii Land and Easement	—	1,494	—	—	1,494	—	1,494	—	6/15/2005	—
229	91-410 Komohana	Kapolei	HI	Hawaii Land and Easement	—	418	—	12	418	12	430	(1)	6/15/2005	—
230	91-416 Komohana	Kapolei	HI	Hawaii Land and Easement	—	713	—	11	713	11	724	(1)	6/15/2005	—
231	AES HI Easement	Kapolei	HI	Hawaii Land and Easement	—	1,250	—	—	1,250	—	1,250	—	6/15/2005	—
232	Other Easements & Lots	Kapolei	HI	Hawaii Land and Easement	—	358	—	1,395	358	1,395	1,753	(353)	6/15/2005	—
233	Tesaro 967 Easement	Kapolei	HI	Hawaii Land and Easement	—	6,593	—	—	6,593	—	6,593	—	6/15/2005	—
234	Texaco Easement	Kapolei	HI	Hawaii Land and Easement	—	2,653	—	—	2,653	—	2,653	—	6/15/2005	—
235	94-240 Pupuole Street	Waipahu	HI	Hawaii Land and Easement	—	717	—	—	717	—	717	—	12/5/2003	—
236	5500 SE Delaware Avenue	Ankeny	IA	Mainland Industrial	—	2,200	16,994	1,007	2,707	17,494	20,201	(1,664)	1/29/2015	2012
237	951 Trails Road	Eldridge	IA	Mainland Industrial	—	470	7,480	874	470	8,354	8,824	(2,340)	4/2/2007	1994
238	2300 North 33rd Avenue East	Newton	IA	Mainland Industrial	—	500	13,236	395	500	13,631	14,131	(3,517)	9/29/2008	2008
239	7121 South Fifth Avenue	Pocatello	ID	Mainland Industrial	—	400	4,201	145	400	4,346	4,746	(419)	1/29/2015	2007
240	1230 West 171st Street	Harvey	IL	Mainland Industrial	—	800	1,673	—	800	1,673	2,473	(164)	1/29/2015	2004
241	5156 American Road	Rockford	IL	Mainland Industrial	—	400	1,529	82	400	1,611	2,011	(151)	1/29/2015	1996
242	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Industrial	—	1,700	8,860	—	1,700	8,860	10,560	(868)	1/29/2015	2014
243	209 South Bud Street	Lafayette	LA	Mainland Industrial	—	700	4,549	9	700	4,558	5,258	(446)	1/29/2015	2010
244	4000 Principio Parkway	North East	MD	Mainland Industrial	—	4,200	71,518	650	4,200	72,168	76,368	(7,018)	1/29/2015	2012
245	16101 Queens Court	Upper Marlboro	MD	Mainland Industrial	—	5,296	21,833	—	5,296	21,833	27,129	(137)	9/28/2018	2016
246	3800 Midlink Drive	Kalamazoo	MI	Mainland Industrial	—	2,630	40,599	—	2,630	40,599	43,229	(3,975)	1/29/2015	2014

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
247	2401 Cram Avenue SE	Bemidji	MN	Mainland Industrial	—	100	2,137	—	100	2,137	2,237	(209)	1/29/2015	2013
248	10100 89th Avenue N	Maple Grove	MN	Mainland Industrial	—	3,469	21,287	—	3,469	21,287	24,756	(89)	10/16/2018	2015
249	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Industrial	—	200	1,859	—	200	1,859	2,059	(182)	1/29/2015	2012
250	628 Patton Avenue	Asheville	NC	Mainland Industrial	—	500	1,514	—	500	1,514	2,014	(148)	1/29/2015	1994
251	3900 NE 6th Street	Minot	ND	Mainland Industrial	—	700	3,223	—	700	3,223	3,923	(316)	1/29/2015	2013
252	1415 West Commerce Way	Lincoln	NE	Mainland Industrial	—	2,200	8,518	—	2,200	8,518	10,718	(834)	1/29/2015	1971
253	309 Dulty's Lane	Burlington	NJ	Mainland Industrial	—	1,600	51,400	—	1,600	51,400	53,000	(5,033)	1/29/2015	2001
254	725 Darlington Avenue	Mahwah	NJ	Mainland Industrial	—	8,492	9,451	1,047	8,492	10,498	18,990	(1,179)	4/9/2014	1999
255	2375 East Newlands Road	Fernley	NV	Mainland Industrial	—	1,100	17,314	286	1,100	17,600	18,700	(1,732)	1/29/2015	2007
256	55 Commerce Avenue	Albany	NY	Mainland Industrial	—	1,000	10,105	179	1,000	10,284	11,284	(1,012)	1/29/2015	2013
257	32150 Just Imagine Drive	Avon	OH	Mainland Industrial	—	2,200	23,280	—	2,200	23,280	25,480	(5,577)	5/29/2009	1996
258	1415 Industrial Drive	Chillicothe	OH	Mainland Industrial	—	1,200	3,265	—	1,200	3,265	4,465	(320)	1/29/2015	2012
259	5300 Centerpoint Parkway	Groveport	OH	Mainland Industrial	—	2,700	29,863	—	2,700	29,863	32,563	(2,924)	1/29/2015	2014
260	200 Orange Point Drive	Lewis Center	OH	Mainland Industrial	—	1,300	8,613	162	1,300	8,775	10,075	(849)	1/29/2015	2013
261	301 Commerce Drive	South Point	OH	Mainland Industrial	—	600	4,530	—	600	4,530	5,130	(444)	1/29/2015	2013
262	2820 State Highway 31	McAlester	OK	Mainland Industrial	—	581	2,237	4,633	581	6,870	7,451	(365)	1/29/2015	2012
263	5 Logistics Drive	Carlisle	PA	Mainland Industrial	—	3,299	15,515	—	3,299	15,515	18,814	(97)	9/20/2018	2016
264	996 Paragon Way	Rock Hill	SC	Mainland Industrial	—	2,600	35,920	—	2,600	35,920	38,520	(3,517)	1/29/2015	2014
265	510 John Dodd Road	Spartanburg	SC	Mainland Industrial	—	3,300	57,998	42	3,300	58,040	61,340	(5,680)	1/29/2015	2012
266	4836 Hickory Hill Road	Memphis	TN	Mainland Industrial	—	1,402	10,769	750	1,402	11,519	12,921	(1,129)	12/23/2014	1984
267	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Industrial	—	7,500	55,259	—	7,500	55,259	62,759	(5,411)	1/29/2015	2012
268	1095 South 4800 West	Salt Lake City	UT	Mainland Industrial	—	1,500	6,913	—	1,500	6,913	8,413	(677)	1/29/2015	2012
269	1901 Meadowville Technology Parkway	Chester	VA	Mainland Industrial	49,195	4,000	67,511	—	4,000	67,511	71,511	(6,610)	1/29/2015	2012
270	181 Battaile Drive	Winchester	VA	Mainland Industrial	—	1,487	12,854	11	1,487	12,865	14,352	(4,086)	4/20/2006	1987
					$49,195	$669,341	$751,735	$41,320	$670,501	$791,895	$1,462,396	$(93,291)

(1)	Represents mortgage debt and includes the unamortized balance of the fair value adjustment totaling $445.

(2)	Excludes value of real estate intangibles.

(3)	Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.

(4)	The total aggregate cost for U.S. federal income tax purposes is approximately $1,523,930.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2018
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2015	$1,335,363	$(39,707)
Additions	1,659	(17,563)
Disposals	(294)	294
Balance at December 31, 2016	1,336,728	(56,976)
Additions	6,974	(17,738)
Disposals	(100)	100
Balance at December 31, 2017	1,343,602	(74,614)
Additions	118,898	(18,781)
Disposals	(104)	104
Balance at December 31, 2018	$1,462,396	$(93,291)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer

Dated: February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	February 20, 2019
John G. Murray

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal	February 20, 2019
Richard W. Siedel, Jr.	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 20, 2019
Adam D. Portnoy

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 20, 2019
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 20, 2019
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 20, 2019
Joseph L. Morea