Form 10-Q
period 2019-03-31
Industrial Logistics Properties Trust
filed 2019-04-29
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 26, 2019: 65,073,429

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

March 31, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$690,059	$670,501
Buildings and improvements	997,799	791,895
	1,687,858	1,462,396
Accumulated depreciation	(99,223)	(93,291)
	1,588,635	1,369,105
Acquired real estate leases, net	96,889	75,803
Cash and cash equivalents	16,126	9,608
Rents receivable, including straight line rents of $55,611 and $54,916, respectively	58,244	56,940
Deferred leasing costs, net	6,051	6,157
Debt issuance costs, net	4,061	4,430
Due from related persons	1,731	1,390
Other assets, net	46,412	11,178
Total assets	$1,818,149	$1,534,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$50,000	$413,000
Mortgage notes payable, net	693,792	49,195
Assumed real estate lease obligations, net	17,806	18,316
Accounts payable and other liabilities	16,117	12,040
Rents collected in advance	8,719	6,004
Security deposits	6,192	6,130
Due to related persons	1,799	1,653
Total liabilities	794,425	506,338

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,074,791 shares issued and outstanding	651	651
Additional paid in capital	998,520	998,447
Cumulative net income	106,443	89,657
Cumulative other comprehensive income	66	—
Cumulative common distributions	(81,956)	(60,482)
Total shareholders' equity	1,023,724	1,028,273
Total liabilities and shareholders' equity	$1,818,149	$1,534,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Rental income	$45,987	$40,605

EXPENSES:
Real estate taxes	5,565	4,585
Other operating expenses	3,386	3,545
Depreciation and amortization	9,611	6,873
General and administrative	3,800	2,574
Total expenses	22,362	17,577

Interest income	361	13
Interest expense (including net amortization of debt issuance costs and premiums of $403 and $311, respectively)	(7,596)	(3,802)
Income before income tax expense and equity in earnings of an investee	16,390	19,239
Income tax expense	(8)	(7)
Equity in earnings of an investee	404	—
Net income	16,786	19,232

Other Comprehensive income:
Equity in unrealized gains of an investee	66	—
Other comprehensive income	66	—
Comprehensive income	$16,852	$19,232

Weighted average common shares outstanding - basic	65,032	61,445
Weighted average common shares outstanding - diluted	65,041	61,445

Net income per common share - basic and diluted	$0.26	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income	Distributions	Total
Balance at December 31, 2018	65,074,791	$651	$998,447	$89,657	$—	$(60,482)	$1,028,273
Net income	—	—	—	16,786	—	—	16,786
Equity in unrealized gains of investee	—	—	—	—	66	—	66
Share grants	—	—	73	—	—	—	73
Distributions to common shareholders	—	—	—	—	—	(21,474)	(21,474)
Balance at March 31, 2019	65,074,791	$651	$998,520	$106,443	$66	$(81,956)	$1,023,724

Balance at December 31, 2017	45,000,000	$450	$546,489	$15,269	$—	$—	$562,208
Net income	—	—	—	19,232	—	—	19,232
Contributions	—	—	16,162	—	—	—	16,162
Distributions	—	—	(9,187)	—	—	—	(9,187)
Issuance of common shares, net	20,000,000	200	444,109	—	—	—	444,309
Share grants	5,000	—	104	—	—	—	104
Balance at March 31, 2018	65,005,000	$650	$997,677	$34,501	$—	$—	$1,032,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,786	$19,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,856	4,478
Net amortization of debt issuance costs and premiums	403	311
Amortization of acquired real estate leases and assumed real estate lease obligations	3,310	2,105
Amortization of deferred leasing costs	337	194
Provision for losses on rents receivable	—	400
Straight line rental income	(979)	(1,194)
Other non-cash expenses	73	104
Equity in earnings of an investee	(404)	—
Change in assets and liabilities:
Rents receivable	(325)	(321)
Deferred leasing costs	(21)	(9)
Due from related persons	(341)	(4,133)
Other assets	(3,495)	599
Accounts payable and other liabilities	4,207	788
Rents collected in advance	2,715	2,632
Security deposits	62	56
Due to related persons	146	(3,149)
Net cash provided by operating activities	28,330	22,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(281,424)	—
Real estate improvements	(477)	(1,347)
Net cash used in investing activities	(281,901)	(1,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	444,309
Proceeds from issuance of mortgage notes payable	650,000	—
Borrowings under revolving credit facility	85,000	7,000
Repayments of revolving credit facility	(448,000)	(455,000)
Payment of debt issuance costs	(5,437)	(4,183)
Distributions to common shareholders	(21,474)	—
Contributions	—	16,162
Distributions	—	(9,187)
Net cash provided by (used in) financing activities	260,089	(899)

Increase in cash and cash equivalents	6,518	19,847
Cash and cash equivalents at beginning of period	9,608	—
Cash and cash equivalents at end of period	$16,126	$19,847

SUPPLEMENTAL DISCLOSURES:
Interest paid	$5,215	$3,196
Income taxes paid	$64	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. In part because of the significant changes resulting from our initial public offering, or our IPO, on January 17, 2018, the financial results reported may not be indicative of our expected future results. For periods prior to January 17, 2018, our historical operating information and financial position have been derived from the financial statements of our former parent, Select Income REIT, or SIR, a former publicly traded real estate investment trust, or REIT, that merged with and into a wholly owned subsidiary of Office Properties Income Trust, or OPI, on December 31, 2018.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include the purchase price allocations, useful lives of fixed assets and the assessments of the carrying values and impairments of long lived assets.

Note 2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our condensed consolidated financial statements. Upon adoption, (i) amounts previously recognized as tenant reimbursements and other income, which total $5,796 for the three months ended March 31, 2018, have been reclassified as rental income, (ii) allowances for bad debts are now recognized as a direct reduction of rental income, and (iii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are now included in rental income in our condensed consolidated financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in other operating expenses in our condensed consolidated financial statements and prior periods are not reclassified to conform to the current presentation.

Revenue Recognition. We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.

Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income, and percentage rents until the specific events that trigger the variable payments have occurred. Such payments totaled $8,281 for the three months ended March 31, 2019.

Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our condensed consolidated statements of comprehensive income.

Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our condensed consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations.

The following table presents our operating lease maturity analysis as of March 31, 2019:

Year	Amount
2019	$117,716
2020	156,381
2021	150,777
2022	140,449
2023	121,547
Thereafter	1,034,800
Total	$1,721,670

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements although lease related receivables are governed by the lease standards referred to above and are not subject to ASU No. 2016-13. We currently expect to adopt the standard using the modified retrospective approach.

Note 3. Real Estate Properties

As of March 31, 2019, we owned 277 properties with a total of approximately 33,243,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,834,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 51 buildings with a total of approximately 16,409,000 rentable square feet of industrial properties located in 27 other states, or our Mainland Properties.

We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended March 31, 2019 and 2018, approximately 55.3% and 60.7%, respectively, of our rental income was from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $4,865, or 10.6%, and $4,267, or 10.5%, of our rental income for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, we completed the acquisition of seven industrial properties located in the Indianapolis, IN and Cincinnati, OH market areas containing a combined 3,708,343 rentable square feet for an aggregate purchase price of $250,155, including acquisition related costs of $655. This acquisition was accounted for as an acquisition of assets. This acquisition was completed pursuant to an agreement we entered to acquire a portfolio of eight industrial properties. We allocated the purchase price of this acquisition based on the estimated fair value of the acquired assets as follows:

			Rentable				Acquired
		Number of	Square	Purchase		Buildings and	Real Estate
Date	Location	Properties	Feet	Price	Land	Improvements	Leases
February 2019	2 states	7	3,708,343	$250,155	$19,558	$205,690	$24,907
		7	3,708,343	$250,155	$19,558	$205,690	$24,907

In April 2019, we completed the acquisition of the remaining property containing approximately 494,000 rentable square feet for a purchase price of $30,500, excluding acquisition related costs.

In April 2019, we completed the acquisition of a portfolio of 18 industrial properties located in 12 states containing an aggregate of approximately 8,694,000 rentable square feet for a purchase price of $624,650, excluding acquisition related costs and including the assumption of $56,980 of mortgage debt.

During the three months ended March 31, 2019, we committed $88 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 271,000 square feet. Committed but unspent tenant related obligations based on existing leases as of March 31, 2019 were $472.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental remediation. As of both March 31, 2019 and December 31, 2018, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Pro Forma Financial Information

The following table presents our pro forma results of operations for the three months ended March 31, 2019 and 2018 as if the 26 properties we acquired in February and April 2019 and the related mortgage financings had been completed on January 1, 2018.

This pro forma financial information is not necessarily indicative of our actual financial position or results of operations for the periods presented or of our expected results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, capital structure, property level operating expenses and revenues, including rents expected to be received on our existing leases or leases we may enter during and after 2019, changes in interest rates and other reasons. Actual future results are likely to be different from amounts presented in this pro forma financial information, and such differences could be significant.

	Three Months Ended March 31,
	2019	2018
Rental income	$61,045	$58,147
Net income	$15,342	$15,634
Net income per common share - basic and diluted	$0.24	$0.25

During the three months ended March 31, 2019, we recognized revenues of $2,484 and net income of $212 from the seven properties we completed the acquisition of in February 2019.
Note 4. Indebtedness

Our principal debt obligations at March 31, 2019 were: (1) $50,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; and (2) two mortgage notes with an aggregate outstanding principal amount of $698,750.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of March 31, 2019, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 130 basis points and our commitment fee was 25 basis points. As of March 31, 2019 and December 31, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.71% and 3.81%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.80% and 2.97% for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and April 26, 2019, we had $50,000 and $610,000, respectively, outstanding under our revolving credit facility, and $700,000 and $140,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains covenants, including those that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at March 31, 2019.

In January 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum.
As of March 31, 2019, the principal amounts outstanding under our mortgage notes were $698,750. These mortgage notes were secured by 187 properties with a net book value of $556,877, as of March 31, 2019.

In connection with the acquisition of a portfolio of 18 industrial properties, as discussed in Note 3, we assumed $56,980 of mortgage debt secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. The non-amortizing loan matures on October 1, 2023 and requires monthly interest payments at a fixed rate of 3.60% per annum.

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At March 31, 2019 and December 31, 2018, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature of floating interest rates, except as follows:

	At March 31, 2019		At December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$693,792	$729,929	$49,195	$48,642

(1)	Includes unamortized premiums and debt issuance costs of ($4,958) and $445 as of March 31, 2019 and December 31, 2018, respectively.

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 6. Shareholders’ Equity

Distributions:

On February 21, 2019, we paid a quarterly distribution of $0.33 per common share, or $21,474, to shareholders of record on January 28, 2019. On April 18, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on April 29, 2019. We expect to pay this distribution on or about May 16, 2019.

2019 Common Share Purchases:

On April 5, 2019, we purchased an aggregate of 1,362 of our common shares, valued at $20.49 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC on that day, from one of our former officers in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Note 7. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average common shares for basic earnings per share	65,032	61,445
Effect of dilutive securities: unvested share awards	9	—
Weighted average common shares for diluted earnings per share	65,041	61,445

Note 8. Certain Historical Arrangements and Operations Prior to our IPO

In connection with our IPO, on September 29, 2017, SIR contributed to us 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties, including 16,834,000 rentable square feet of primarily industrial lands in Hawaii and approximately 11,706,000 rentable square feet of industrial and logistics properties in 24 other states. In connection with our IPO, we reimbursed SIR for approximately $7,271 of costs that SIR incurred in connection with our formation and preparation for our IPO.

We do not have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we had received services from RMR LLC under SIR’s business and property management agreements with RMR LLC. For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC and allocated to us were calculated based on the historical costs of our Initial Properties and incentive management fees, and internal audit costs payable by SIR and allocated to us were based on the percentage of our base management fees compared to the total base management fees paid by SIR. During the period from January 1, 2018 to January 16, 2018, the base management fees payable by SIR and allocated to us were $308. The property management and construction supervision fees payable by SIR under SIR’s property management agreement with RMR LLC that were allocated to us for the period from January 1, 2018 to January 16, 2018 were $230. This amount is included in other operating expenses or has been capitalized, as appropriate, in our condensed consolidated financial statements. For the period from January 1, 2018 to January 16, 2018, the total amount allocated to us for reimbursements that SIR paid to RMR LLC for employment and related expenses of RMR LLC employees assigned to work exclusively or partly at properties then owned by SIR, including the Initial Properties, SIR's share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, SIR’s share of RMR LLC’s costs for providing SIR’s internal audit function and for other agreed upon amounts with respect to SIR’s business and property management agreements with RMR LLC was $120. This amount was included in other operating expenses in our condensed consolidated statements of comprehensive income. All these management fees and reimbursements allocated to us for periods prior to January 17, 2018 were paid by SIR and not us.

In connection with our IPO, we entered two agreements with RMR LLC to provide management services to us. See Notes 9 and 10 for further information regarding our relationships, agreements and transactions with RMR LLC and SIR.

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

Pursuant to our business management agreement, we incurred business management fees of $2,193 and $1,482 for the three months ended March 31, 2019 and for the period from January 17, 2018 through March 31, 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management agreement, for the period from January 12, 2018 to December 31, 2019 and will be payable in 2020. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,347 and $967 for the three months ended March 31, 2019 and for the period from January 17, 2018 through March 31, 2018, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $903 and $594 for these expenses and costs for the three months ended March 31, 2019 and for the period from January 17, 2018 through March 31, 2018, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

See Notes 8 and 10 for further information regarding our relationships, agreements and transactions with RMR LLC.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, OPI (as successor by merger to SIR) and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.

RMR LLC is a majority owned subsidiary of The RMR Group Inc., or RMR Inc., and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is an officer and employee of RMR LLC.

SIR and OPI. Effective December 31, 2018, SIR merged with and into a wholly owned subsidiary of OPI. Adam Portnoy, one of our Managing Trustees, is also a managing trustee of OPI and was a managing trustee of SIR prior to its merger with OPI’s subsidiary. RMR LLC provided management services to SIR until its merger with OPI’s subsidiary and continues to provide management services to OPI and to us. As a condition to the closing of the merger, on December 27, 2018, SIR distributed all 45,000,000 of our common shares that it owned to SIR’s shareholders of record on December 20, 2018. As a result of the merger, OPI succeeded to all of SIR’s rights and obligations, including with respect to SIR’s agreements with us.

SIR owed to us $1,731 and $865 as of March 31, 2019 and December 31, 2018, respectively, for rents that it collected from certain of our tenants and which were due to us. OPI (as successor by merger to SIR) paid these amounts due to us in April 2019 and January 2019, respectively.

AIC. We, ABP Trust and five other companies to which RMR LLC provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company, in equal amounts. We purchased our AIC interest from SIR on December 31, 2018 for $8,632. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,102 and $8,632, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $404 for the three months ended March 31, 2019 related to our investment in AIC, which amount is presented as equity in earnings of an investee in our condensed consolidated statement of comprehensive income. Our other comprehensive income includes our proportionate share of unrealized gains on securities, which are owned by AIC, related to our investment in AIC.

For further information about these and other such relationships and certain other related person transactions, see our 2018 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2018 Annual Report.

OVERVIEW

We are a REIT organized under Maryland law. As of March 31, 2019, we owned 277 properties with approximately 33.2 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 51 buildings with approximately 16.4 million rentable square feet located in 27 other states. As of March 31, 2019, our properties were approximately 99.4% leased (based on rentable square feet) to 254 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 10.2 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of March 31, 2019, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Property Operations

As of March 31, 2019, 99.4% of our rentable square feet was leased, compared to 99.9% of our rentable square feet as of March 31, 2018. Occupancy data for our properties as of March 31, 2019 and 2018 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2019	2018	2019	2018
Total properties	277	266	266	266
Total rentable square feet (2)	33,243	28,540	28,550	28,540
Percent leased (3)	99.4%	99.9%	99.2%	99.9%

(1)	Consists of properties that we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Subject to modest adjustments when space is re-measured or re-configured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2019, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Average effective rental rates per square foot leased: (1)
All properties	$5.89	$5.69
Comparable properties (2)	$5.85	$5.69

(1)	Average effective rental rates per square foot leased represents annualized total revenues during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended March 31, 2019 and 2018 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

During the three months ended March 31, 2019, we entered lease renewals for approximately 271,000 square feet at weighted average (by square feet) rental rates that were approximately 15.8% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended March 31, 2019 totaled $88,000, or approximately $0.03 per square foot per year of the new weighted average lease term. Also, during the three months ended March 31, 2019, we completed rent resets for approximately 483,000 square feet of land at our Hawaii Properties at rental rates that were approximately 28.0% higher than the prior rental rates.

As shown in the table below, approximately 1.3% of our total rented square feet and approximately 0.6% of our total annualized rental revenues as of March 31, 2019 are included in leases scheduled to expire by December 31, 2019.

As of March 31, 2019, our lease expirations by year are as follows (dollars and square feet in thousands):

							% of Total	Cumulative
				% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented		Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet		Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)		Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2019-12/31/2019	9	427		1.3%	1.3%	1,064	0.6%	0.6%
2020	17	751		2.3%	3.6%	3,551	1.9%	2.5%
2021	30	2,998		9.1%	12.7%	16,969	9.1%	11.6%
2022	66	3,077		9.3%	22.0%	22,602	12.1%	23.7%
2023	24	1,689		5.1%	27.1%	13,103	7.0%	30.7%
2024	18	6,428		19.5%	46.6%	23,891	12.8%	43.5%
2025	10	885		2.7%	49.3%	4,851	2.6%	46.1%
2026	2	611		1.8%	51.1%	3,128	1.7%	47.8%
2027	8	4,349	(2)	13.2%	64.3%	21,613	11.6%	59.4%
2028	21	2,628		8.0%	72.3%	18,477	9.9%	69.3%
Thereafter	77	9,186		27.7%	100.0%	57,048	30.7%	100.0%
Total	282	33,029		100.0%		$186,297	100.0%

Weighted average remaining lease term (in years):		9.3				10.2

(1)
Rented square feet is pursuant to existing leases as of March 31, 2019, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Rented square feet excludes a 194 square foot expansion to be constructed prior to the commencement of the lease.

The following chart shows the annualized rental revenues as of March 31, 2019 scheduled to reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
March 31, 2019
Scheduled to Reset
4/1/2019-12/31/2019	$1,861
2020	2,527
2021	2,471
2022	4,050
2023	2,842
2024 and thereafter	15,546
Total	$29,297

We generally receive rents from our tenants monthly in advance. As of March 31, 2019, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			Rented		% of Total	Annualized Rental
Tenant		Property Type	Sq. Ft. (1)		Rented Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	Mainland Properties	4,085		12.4%	11.7%
2	Restoration Hardware, Inc.	Mainland Properties	1,195		3.6%	3.3%
3	Federal Express Corporation / FedEx Ground Package System, Inc.	Mainland Properties	613		1.9%	2.8%
4	American Tire Distributors, Inc.	Mainland Properties	722		2.2%	2.7%
5	Par Hawaii Refining, LLC	Hawaii Land and Easement	3,148		9.5%	2.5%
6	Servco Pacific Inc.	Hawaii Land and Easement	537		1.6%	2.3%
7	Shurtech Brands, LLC	Mainland Properties	645		2.0%	1.9%
8	BJ's Wholesale Club, Inc.	Mainland Properties	634		1.9%	1.9%
9	Safeway Inc.	Hawaii Land and Easement	146		0.4%	1.8%
10	EF Transit, Inc.	Mainland Properties	535		1.6%	1.8%
11	Exel Inc.	Mainland Properties	945		2.9%	1.6%
12	Trex Company, Inc.	Mainland Properties	646		2.0%	1.6%
13	Avnet, Inc.	Mainland Properties	581		1.8%	1.6%
14	A.L. Kilgo Company, Inc.	Hawaii Land and Easement	310		0.9%	1.5%
15	Cummins Inc.	Mainland Properties	604		1.8%	1.5%
16	Manheim Remarketing, Inc.	Hawaii Land and Easement	338		1.0%	1.4%
17	Whirlpool Corporation	Mainland Properties	805		2.4%	1.4%
18	Warehouse Rentals Inc.	Hawaii Land and Easement	278		0.8%	1.3%
19	Coca-Cola Bottling of Hawaii, LLC	Hawaii Land and Easement	351		1.1%	1.3%
20	YNAP Corporation	Mainland Properties	167		0.5%	1.3%
21	Hellmann Worldwide Logistics Inc.	Mainland Properties	240		0.7%	1.2%
22	General Mills Operations, LLC	Mainland Properties	158		0.5%	1.2%
23	Honolulu Warehouse Co., Ltd.	Hawaii Land and Easement	298		0.9%	1.2%
24	AES Hawaii, Inc.	Hawaii Land and Easement	1,242		3.8%	1.0%
25	The Toro Company	Mainland Properties	450	(2)	1.4%	1.0%
26	LZB Manufacturing, Inc.	Mainland Properties	221		0.7%	1.0%
	Total		19,894		60.3%	53.8%

(1)
Rented square feet is pursuant to existing leases as of March 31, 2019, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Square feet excludes a 194 square foot expansion to be constructed prior to the commencement of the lease.

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

Hawaii Properties. As of March 31, 2019, our Hawaii Properties represented approximately 52.2% of our annualized rental revenues. As of March 31, 2019, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew, or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

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

Investment Activities (dollars in thousands)

In February 2019, we entered an agreement to acquire a portfolio of eight industrial properties located in the Indianapolis and Cincinnati market areas. In February 2019, we completed the acquisition of seven of the eight properties with a combined 3,708,343 rentable square feet for an aggregate purchase price of $249,500, excluding acquisition related costs of $655. In April 2019, we completed the acquisition of the remaining property with approximately 494,000 rentable square feet for a purchase price of $30,500, excluding acquisition related costs.

In April 2019, we completed the acquisition of a portfolio of 18 industrial properties located in 12 states containing an aggregate of approximately 8,694,000 rentable square feet for a purchase price of $624,650, excluding acquisition related costs and including the assumption of $56,980 of mortgage debt.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our 2018 Annual Report. Our target investments include industrial and logistics buildings in top tier markets. In addition to top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We expect to use the extensive nationwide resources of RMR LLC to locate and acquire properties.

For further information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities (dollars in thousands)

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 properties containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

In connection with our acquisition of a portfolio of 18 industrial properties, as further described above, we assumed $56,980 of mortgage debt secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. The non-amortizing loan matures on October 1, 2023 and requires monthly interest payments at a fixed rate of 3.60% per annum.

For further information regarding our financing activities, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2019	2018	Change	Change	2019	2018	Change	2019	2018	Change	Change

Rental income	$41,470	$40,605	$865	2.1%	$4,517	$—	$4,517	$45,987	$40,605	$5,382	13.3%

Operating expenses:
Real estate taxes	4,991	4,585	406	8.9%	574	—	574	5,565	4,585	980	21.4%
Other operating expenses	3,012	3,545	(533)	(15.0)%	374	—	374	3,386	3,545	(159)	(4.5)%
Total operating expenses	8,003	8,130	(127)	(1.6)%	948	—	948	8,951	8,130	821	10.1%

Net operating income (3)	$33,467	$32,475	$992	3.1%	$3,569	$—	$3,569	37,036	32,475	4,561	14.0%

Other expenses:
Depreciation and amortization								9,611	6,873	2,738	39.8%
General and administrative								3,800	2,574	1,226	47.6%
Total other expenses								13,411	9,447	3,964	42.0%
Interest income								361	13	348	N/M
Interest expense								(7,596)	(3,802)	(3,794)	99.8%
Income before income tax expense and equity earnings of an investee								16,390	19,239	(2,849)	(14.8)%
Income tax expense								(8)	(7)	(1)	14.3%
Equity in earnings of an investee								404	—	404	N/M
Net income								$16,786	$19,232	$(2,446)	(12.7)%

Weighted average common shares outstanding - basic								65,032	61,445	3,587	5.8%
Weighted average common shares outstanding - diluted								65,041	61,445	3,596	5.9%

Net income per common share - basic and diluted								$0.26	$0.31	$(0.05)	(16.1)%

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Consists of 11 properties that we acquired during the period from January 1, 2018 to March 31, 2019.

(3)	See our definition of net operating income, or NOI, and our reconciliation of net income to NOI included below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our acquisition activity reflects our acquisition of 11 properties during the period from January 1, 2018 to March 31, 2019.

Rental income. The increase in rental income was primarily a result of our acquisition activity and increases from leasing activity, rent resets and real estate tax expense reimbursements at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $979 for the 2019 period and approximately $1,194 for the 2018 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $113 for the 2019 period and approximately $102 for the 2018 period.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and tax valuation and tax rate increases at certain of our comparable properties.

Other operating expenses. Other operating expenses primarily include snow removal, repairs and maintenance, environmental remediation, utilities, insurance, legal, property management fees and, prior to January 1, 2019, bad debt expense. The decrease in other operating expenses is primarily due to decreases in snow removal and bad debt expense recorded in other operating expenses during the 2018 period at certain of our comparable properties, offset by an increase in other operating expenses from our acquisition activity.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increased depreciation of capital improvements and leasing costs at certain of our comparable properties.

General and administrative. Subsequent to our IPO, general and administrative expenses primarily include fees paid under our business management agreement, legal fees, audit fees, Trustee cash fees and equity compensation expense. Prior to our IPO, general and administrative expenses were primarily allocated to us by SIR based on the historical cost of our properties as a percentage of SIR's historical cost of all of its properties. The increase in general and administrative expenses primarily reflects an increase in business management fees as a result of our acquisition activity in 2018 and 2019.

Interest income. Interest income represents interest earned on our cash balances.

Interest expense. The increase in interest expense primarily reflects the $650,000 non-amortizing mortgage loan we obtained in January 2019 that requires monthly interest payments at a fixed interest rate of 4.31% per annum, partially offset by lower weighted average amounts outstanding under our revolving credit facility in the 2019 period.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions despite our expected qualification for taxation as a REIT for federal income tax purposes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which we acquired in December 2018.

Net income. The decrease in net income for the 2019 period compared to the 2018 period reflects the changes noted above.

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects: (i) common shares sold in our IPO in January 2018, (ii) common shares granted to our Trustees in March, May and December 2018 and (iii) common shares granted to our officers and certain other employees of RMR LLC in September 2018.

Net income per common share - basic and diluted. Net income per common share reflects the changes to net income and weighted average common shares noted above.

Non-GAAP Financial Measures

We present certain "non-GAAP financial measures" within the meaning of applicable Securities and Exchange Commission, or SEC, rules, including funds from operations, or FFO, Normalized FFO and NOI. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.

Net Operating Income

We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.

The following table presents the reconciliation of net income to NOI for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net Income to NOI:
Net income	$16,786	$19,232
Equity in earnings of an investee	(404)	—
Income tax expense	8	7
Income before income tax expense and equity earnings of an investee	16,390	19,239
Interest expense	7,596	3,802
Interest income	(361)	(13)
General and administrative	3,800	2,574
Depreciation and amortization	9,611	6,873
NOI	$37,036	$32,475

NOI:
Hawaii Properties	$19,609	$18,922
Mainland Properties	17,427	13,553
NOI	$37,036	$32,475

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to qualify for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents our calculation of FFO and Normalized FFO and reconciliations of net income to FFO and Normalized FFO for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Reconciliation of Net Income to FFO and Normalized FFO:
Net income	$16,786	$19,232
Plus: depreciation and amortization	9,611	6,873
FFO and Normalized FFO	$26,397	$26,105

FFO and Normalized FFO per common share - basic and diluted	$0.41	$0.42

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

Cash flows provided by (used in) operating, investing and financing activities were $28,330, ($281,901) and $260,089, respectively, for the three months ended March 31, 2019 and $22,093, ($1,347) and ($899), respectively, for the three months ended March 31, 2018. The increase in net cash provided by operating activities for the three months ended March 31, 2019 compared to the same period in the prior year is primarily due to reimbursements to and from SIR for the costs it incurred in 2018 and 2017 in connection with our formation and the preparation for our IPO in 2018 and cash rents collected from our tenants by SIR in the 2018 period that had not been paid to us as of March 31, 2018. Net cash used in investing activities for the three months ended March 31, 2019 increased primarily due to our acquisitions in the 2019 period. The change in net cash provided by (used in) financing activities for the three months ended March 31, 2019 compared to the same period in the prior year is primarily due to net proceeds from our mortgage financing in the 2019 period, partially offset by net activities under our revolving credit facility and distributions paid to our shareholders.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)

Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention, our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase "turn around" properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

As of March 31, 2019, we had cash and cash equivalents of $16,126. To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally will be required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At March 31, 2019, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.71%. As of March 31, 2019 and April 26, 2019, we had $50,000 and $610,000, respectively, outstanding under our revolving credit facility and $700,000 and $140,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. The non-amortizing loan matures on February 7, 2029 and requires monthly interest payments at a fixed rate of 4.31% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

As of March 31, 2019, we had mortgage notes payable with a principal amount of $698,750, which are scheduled to mature in 2020 and 2029.

In connection with the acquisition of a portfolio of 18 industrial properties, as further described above, we assumed $56,980 of mortgage debt secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. The non-amortizing loan matures on October 1, 2023 and requires monthly interest payments at a fixed rate of 3.60% per annum.

We expect to use borrowings under our revolving credit facility and net proceeds from offerings of debt or equity securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage debt in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint venture arrangements, or selling properties. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

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
During the three months ended March 31, 2019, we paid a quarterly cash distribution to our shareholders of $21,474 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distribution we paid during 2019, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 18, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on April 29, 2019. We expect to pay this distribution on or about May 16, 2019 using existing cash balances and borrowings under our revolving credit facility.

We currently expect that our leasing activity and our recent acquisitions may increase our future cash flows and enhance our ability to increase our distributions to shareholders in the near term.

During the three months ended March 31, 2019 and 2018, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2019	2018
Tenant improvements (1)	$16	$69
Leasing costs (2)	156	5
Building improvements (3)	43	90
Development, redevelopment and other activities (4)	160	378
	$375	$542

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of March 31, 2019, we had estimated unspent leasing related obligations of $472. In addition, we have committed to expand an existing property at a remaining estimated cost of approximately $14,100.

During the three months ended March 31, 2019, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

Renewals
Square feet leased during the period (in thousands)	271
Total leasing costs and concession commitments (1)	$88
Total leasing costs and concession commitments per square foot (1)	$0.32
Weighted average lease term by square feet (years)	9.4
Total leasing costs and concession commitments per square foot per year (1)	$0.03

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2019 were borrowings outstanding under our revolving credit facility, a $650,000 mortgage note secured by 186 properties obtained in January 2019 and a $48,750 mortgage note assumed in connection with an acquisition of a property in 2015. Our mortgage notes are non-recourse, subject to certain limitations, except under the $650,000 mortgage note with respect to certain carveouts set forth in the applicable loan agreement and to our obligation to indemnify the lenders for certain environmental losses relating to hazardous materials and violations of environmental law.

Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2019, we believe we were in compliance with all of the terms and covenants under our credit agreement.

Our credit agreement does not contain provisions for acceleration which could be triggered by our leverage ratio. However, under our credit agreement, our leverage ratio is used to determine the fees and interest rates we pay. Accordingly, if our leverage ratio increases above the applicable thresholds, our interest expense and related costs under our credit agreement would increase. As a result of the 2019 acquisitions described above, we expect our leverage ratio to increase and the interest rate payable on borrowings under our revolving credit facility to increase by 10 basis points following our reporting of our financial results for the second quarter of 2019.

Our revolving credit facility has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

The loan agreement governing the aggregate $650,000 mortgage loan we obtained in January 2019 contains customary covenants and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. In addition, pursuant to the loan agreement and related documents, we are required to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2019, we believe we were in compliance with all of the terms and covenants under the agreements governing our mortgage notes.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: OPI (successor by merger to SIR) and AIC, of which we, ABP Trust and five other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 8, 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with OPI, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2018. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2019, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property in Virginia)	$48,750	3.99%	$1,945	2020	Monthly
Mortgage notes (186 properties in Hawaii)	650,000	4.31%	28,015	2029	Monthly
	$698,750		$29,960

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

These mortgage notes require interest only payments until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $6,988.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2019 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $53,564.

Floating Rate Debt

At March 31, 2019, our floating rate debt consisted of $50,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2019:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2019	3.71%	$50,000	$1,855	$0.03
One percentage point increase	4.71%	$50,000	$2,355	$0.04

(1)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2019.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2019 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2019	3.71%	$750,000	$27,825	$0.43
One percentage point increase	4.71%	$750,000	$35,325	$0.54

(1)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2019.

The foregoing tables show the impact of an immediate one percentage point change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and any other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions,

•	The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants,

•	Our acquisitions of properties,

•	Our ability to compete for acquisitions and tenancies effectively,

•	The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii properties,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Changes in the security of cash flows from our properties,

•	Our tenants' ability and willingness to pay their rent obligations to us,

•	Our ability to successfully and profitably complete expansion and renovation projects at our properties and to realize our expected returns on those projects,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	Our ability to qualify and maintain our qualification for taxation as a REIT,

•	Changes in federal or state tax laws,

•	The credit qualities of our tenants,

•	Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,

•	Our sales of properties, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC, RMR Inc., AIC, and others affiliated with them, and

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our leasing activity and our recent acquisitions may fail to achieve the expected increases in future cash flows and enhancements in our ability to increase our distributions to shareholders in the near term. Our distributions are set from time to time by our Board of Trustees. Our Board considers many factors when setting our distributions, including our historical and projected income, Normalized FFO, our then current and expected needs of availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to qualify for taxation as a REIT, and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, for these and other reasons, we may not increase our distributions in the near term or at all and our distributions to shareholders may be decreased,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•	Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,

•	Rents that we can charge at our properties may decline upon rent resets, lease renewals or lease expirations because of changing market conditions or otherwise,

•
Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant at these properties,

•
Certain of our Hawaii properties are lands leased for rents that periodically reset based on then current fair market values. Revenues from our properties in Hawaii have generally increased during our and our predecessors’ ownership as the leases for those properties have been reset, extended or renewed. Although we expect that rents for our Hawaii properties will increase in the future, we cannot be sure they will increase. Future rents from these properties could decrease or not increase to the extent they have in the past or by the amount we expect,

•	Our possible development or redevelopment of certain of our properties may not be realized or be successful,

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations and development projects may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,

•
Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,

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

•	We may spend more for capital expenditures than we currently expect,

•	Any joint venture arrangements that we may enter may not be successful,

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

The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.

You should not place undue reliance upon our forward-looking statements.

Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.

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

PART II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our 2018 Annual Report.

Item 6. Exhibits

Exhibit Number	Description
2.1
First Amendment to Agreement of Purchase and Sale, dated as of March 18, 2019, by and among the Company and certain indirect subsidiaries of Cole Office & Industrial REIT (CCIT II), Inc. (Filed herewith.)

3.1	Amended and Restated Declaration of Trust of the Company, dated January 11, 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018.)

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: April 29, 2019

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 29, 2019