Form 10-Q
period 2019-06-30
Industrial Logistics Properties Trust
filed 2019-07-30
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38342

INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two Newton Place,	255 Washington Street,	Suite 300,	Newton,	Massachusetts	02458-1634
(Address of Principal Executive Offices)					(Zip Code)

617-219-1460
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	ILPT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 29, 2019: 65,087,521

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

June 30, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$745,422	$670,501
Buildings and improvements	1,546,858	791,895
	2,292,280	1,462,396
Accumulated depreciation	(109,488)	(93,291)
	2,182,792	1,369,105
Acquired real estate leases, net	149,819	75,803
Cash and cash equivalents	15,350	9,608
Rents receivable, including straight line rents of $56,972 and $54,916, respectively	59,793	56,940
Deferred leasing costs, net	6,091	6,157
Debt issuance costs, net	3,692	4,430
Due from related persons	826	1,390
Other assets, net	10,229	11,178
Total assets	$2,428,592	$1,534,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$608,000	$413,000
Mortgage notes payable, net	749,485	49,195
Assumed real estate lease obligations, net	18,665	18,316
Accounts payable and other liabilities	18,711	12,040
Rents collected in advance	8,326	6,004
Security deposits	6,514	6,130
Due to related persons	3,139	1,653
Total liabilities	1,412,840	506,338

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,088,189 and 65,074,791 shares issued and outstanding, respectively	651	651
Additional paid in capital	998,836	998,447
Cumulative net income	119,559	89,657
Cumulative other comprehensive income	137	—
Cumulative common distributions	(103,431)	(60,482)
Total shareholders' equity	1,015,752	1,028,273
Total liabilities and shareholders' equity	$2,428,592	$1,534,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Rental income	$60,090	$39,420	$106,077	$80,025

Expenses:
Real estate taxes	7,495	4,582	13,060	9,167
Other operating expenses	4,198	2,824	7,584	6,369
Depreciation and amortization	16,709	6,890	26,320	13,763
General and administrative	4,856	2,888	8,656	5,462
Total expenses	33,258	17,184	55,620	34,761

Interest income	138	50	499	63
Interest expense (including net amortization of debt issuance costs and premiums of $494, $311, $897 and $622, respectively)	(13,924)	(3,552)	(21,520)	(7,354)
Income before income tax expense and equity in earnings of an investee	13,046	18,734	29,436	37,973
Income tax expense	(60)	(8)	(68)	(15)
Equity in earnings of an investee	130	—	534	—
Net income	13,116	18,726	29,902	37,958

Other comprehensive income:
Equity in unrealized gains of an investee	71	—	137	—
Other comprehensive income	71	—	137	—
Comprehensive income	$13,187	$18,726	$30,039	$37,958

Weighted average common shares outstanding - basic	65,039	65,011	65,035	63,238
Weighted average common shares outstanding - diluted	65,043	65,011	65,042	63,238

Net income per common share - basic and diluted	$0.20	$0.29	$0.46	$0.60

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income	Distributions	Total
Balance at December 31, 2018	65,074,791	$651	$998,447	$89,657	$—	$(60,482)	$1,028,273
Net income	—	—	—	16,786	—	—	16,786
Equity in unrealized gains of investee	—	—	—	—	66	—	66
Share grants	—	—	73	—	—	—	73
Distributions to common shareholders	—	—	—	—	—	(21,474)	(21,474)
Balance at March 31, 2019	65,074,791	651	998,520	106,443	66	(81,956)	1,023,724
Net income	—	—	—	13,116	—	—	13,116
Equity in unrealized gains of investee	—	—	—	—	71	—	71
Share grants	15,000	—	345	—	—	—	345
Share repurchases	(1,362)	—	(28)	—	—	—	(28)
Share forfeitures	(240)	—	(1)	—	—	—	(1)
Distributions to common shareholders	—	—	—	—	—	(21,475)	(21,475)
Balance at June 30, 2019	65,088,189	$651	$998,836	$119,559	$137	$(103,431)	$1,015,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of		Additional	Cumulative	Cumulative
	Common	Common	Paid In	Net	Common
	Shares	Shares	Capital	Income	Distributions	Total
Balance at December 31, 2017	45,000,000	$450	$546,489	$15,269	$—	$562,208
Net income	—	—	—	19,232	—	19,232
Contributions	—	—	16,162	—	—	16,162
Distributions	—	—	(9,187)	—	—	(9,187)
Issuance of common shares, net	20,000,000	200	444,109	—	—	444,309
Share grants	5,000	—	104	—	—	104
Balance at March 31, 2018	65,005,000	650	997,677	34,501	—	1,032,828
Net income	—	—	—	18,726	—	18,726
Share grants	15,000	—	314	—	—	314
Distributions to common shareholders	—	—	—	—	(17,551)	(17,551)
Balance at June 30, 2018	65,020,000	$650	$997,991	$53,227	$(17,551)	$1,034,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,902	$37,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,197	8,967
Net amortization of debt issuance costs and premiums	897	622
Amortization of acquired real estate leases and assumed real estate lease obligations	8,854	4,210
Amortization of deferred leasing costs	460	393
Provision for losses on rents receivable	—	507
Straight line rental income	(2,981)	(2,232)
Other non-cash expenses	417	418
Equity in earnings of an investee	(534)	—
Change in assets and liabilities:
Rents receivable	128	(672)
Deferred leasing costs	(261)	(318)
Due from related persons	564	(2,955)
Other assets	1,620	4,561
Accounts payable and other liabilities	5,077	(208)
Rents collected in advance	2,322	58
Security deposits	384	128
Due to related persons	1,486	(5,635)
Net cash provided by operating activities	64,532	45,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(852,152)	(43,326)
Real estate improvements	(3,144)	(1,461)
Net cash used in investing activities	(855,296)	(44,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	444,309
Proceeds from issuance of mortgage notes payable	650,000	—
Borrowings under revolving credit facility	653,000	55,000
Repayments of revolving credit facility	(458,000)	(470,000)
Payment of debt issuance costs	(5,517)	(4,183)
Distributions to common shareholders	(42,949)	(17,551)
Repurchase of common shares	(28)	—
Contributions	—	16,162
Distributions	—	(9,187)
Net cash provided by financing activities	796,506	14,550

Increase in cash and cash equivalents	5,742	15,565
Cash and cash equivalents at beginning of period	9,608	—
Cash and cash equivalents at end of period	$15,350	$15,565

SUPPLEMENTAL DISCLOSURES:
Interest paid	$17,663	$6,703
Income taxes paid	$64	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$(56,980)	$—

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$56,980	$—
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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, impairments of real estate and related intangibles.

Note 2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our condensed consolidated financial statements. Upon adoption, (i) amounts previously recognized as tenant reimbursements and other income, which totaled $5,540 and $11,336 for the three and six months ended June 30, 2018, respectively, have been reclassified as rental income, (ii) allowances for bad debts are now recognized as a direct reduction of rental income, and (iii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are included in rental income in our condensed consolidated financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in other operating expenses in our condensed consolidated financial statements and prior periods are not reclassified to conform to the current presentation.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Revenue Recognition. We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.

Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income, and percentage rents until the specific events that trigger the variable payments have occurred. Such payments totaled $9,483 and $17,764 for the three and six months ended June 30, 2019, respectively, of which tenant reimbursements totaled $9,483 and $16,602, respectively.

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

The following table presents our operating lease maturity analysis as of June 30, 2019:

Year	Amount
2019	$98,978
2020	198,482
2021	194,074
2022	184,277
2023	164,602
Thereafter	1,249,076
Total	$2,089,489

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

Note 3. Real Estate Properties

As of June 30, 2019, we owned 298 properties with a total of approximately 42,353,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,756,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 72 properties with a total of approximately 25,597,000 rentable square feet of industrial properties located in 29 other states, or our Mainland Properties.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended June 30, 2019 and 2018, approximately 42.2% and 60.2%, respectively, of our rental income was from our Hawaii Properties. For the six months ended June 30, 2019 and 2018, approximately 47.9% and 60.4%, respectively, of our total rental income were from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $8,700, or 14.5%, and $3,963, or 10.1%, of our rental income for the three months ended June 30, 2019 and 2018, respectively, and $13,565, or 12.8%, and $8,230, or 10.3%, of our total rental income for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, we completed the acquisition of 28 industrial properties containing a combined 12,896,164 rentable square feet for an aggregate purchase price of $909,132, including acquisition related costs of $4,482. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

									Acquired
		Number		Rentable			Buildings	Acquired	Real Estate	Discount
		of		Square	Purchase		and	Real Estate	Lease	on Assumed
Date	Location	Properties		Feet	Price	Land	Improvements	Leases	Obligations	Debt
February 2019	2 states	7		3,708,343	$250,276	$19,558	$205,811	$24,907	$—	$—
April 2019	Plainfield, IN	1		493,500	30,517	2,817	24,836	2,864	—	—
April 2019	12 states	20	(1)	8,694,321	628,339	52,546	519,711	56,715	(1,965)	1,332
		28		12,896,164	$909,132	$74,921	$750,358	$84,486	$(1,965)	$1,332

(1)
Includes three properties leased to one tenant under three separate lease agreements that we had previously disclosed as one property prior to the conclusion of our due diligence procedures and our completion of this acquisition.

During the six months ended June 30, 2019, we committed $560 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 630,000 square feet. Committed but unspent tenant related obligations based on existing leases as of June 30, 2019 were $662.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental remediation. As of both June 30, 2019 and December 31, 2018, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Pro Forma Financial Information

The following table presents our pro forma results of operations for the six months ended June 30, 2019 and 2018 as if the 28 properties we acquired in February and April 2019 and the related mortgage financings had been completed on January 1, 2018.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

	Six Months Ended June 30,
	2019	2018
Rental income	$122,390	$115,110
Net income	$28,803	$30,687
Net income per common share - basic and diluted	$0.44	$0.49

During the six months ended June 30, 2019, we recognized rental income of $19,237 and net income of $4,376 for the 28 acquired properties referenced above.

Note 4. Indebtedness

Our principal debt obligations at June 30, 2019 were: (1) $608,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; and (2) three mortgage notes with an aggregate outstanding principal amount of $755,730.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of June 30, 2019, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 130 basis points and our commitment fee was 15 basis points. As of June 30, 2019 and December 31, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.71% and 3.81%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.76% and 3.26% for the three months ended June 30, 2019 and 2018, respectively, and 3.77% and 3.10% for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and July 29, 2019, we had $608,000 and $603,000, respectively, outstanding under our revolving credit facility, and $142,000 and $147,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains covenants, including those that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at June 30, 2019.

In January 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. This non-amortizing loan matures on February 7, 2029 and requires monthly payments of interest only at a fixed rate of 4.31% per annum.
In connection with the acquisition of a portfolio of 20 industrial properties, as discussed in Note 3, we assumed $56,980 of mortgage debt secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. This non-amortizing loan matures on October 1, 2023 and requires monthly payments of interest only at a fixed rate of 3.60% per annum.

As of June 30, 2019, the aggregate principal amount outstanding under our three mortgage notes was $755,730. These mortgage notes were secured by 188 properties with an aggregate net book value of $663,642 as of June 30, 2019.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At June 30, 2019 and December 31, 2018, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At June 30, 2019		At December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$749,485	$811,395	$49,195	$48,642

(1)	Includes unamortized premiums and debt issuance costs of ($6,245) and $445 as of June 30, 2019 and December 31, 2018, respectively.

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 6. Shareholders’ Equity

Share Issuances:

On June 3, 2019, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $18.73 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our five trustees as part of their annual compensation.

Distributions:

On February 21, 2019, we paid a quarterly distribution of $0.33 per common share, or $21,474, to shareholders of record on January 28, 2019.

On May 16, 2019, we paid a quarterly distribution of $0.33 per common share, or $21,475, to shareholders of record on April 29, 2019.

On July 18, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 29, 2019. We expect to pay this distribution on or about August 15, 2019.

Common Share Purchases:

On April 5, 2019, we purchased an aggregate of 1,362 of our common shares, valued at $20.49 per common share, the closing price of our common shares on Nasdaq on that day, from one of our former officers in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On July 3, 2019, we purchased an aggregate of 668 of our common shares, valued at $21.48 per common share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 7. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares for basic earnings per share	65,039	65,011	65,035	63,238
Effect of dilutive securities: unvested share awards	4	—	7	—
Weighted average common shares for diluted earnings per share	65,043	65,011	65,042	63,238

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

We do not have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we had received services from RMR LLC under SIR’s business and property management agreements with RMR LLC. For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC and allocated to us were calculated based on the historical costs of our Initial Properties, and incentive management fees, and internal audit costs payable by SIR and allocated to us were based on the percentage of our base management fees compared to the total base management fees paid by SIR. During the period from January 1, 2018 to January 16, 2018, the base management fees payable by SIR and allocated to us were $308. This amount is included in general and administrative expenses in our condensed consolidated statements of comprehensive income. The property management and construction supervision fees payable by SIR under SIR’s property management agreement with RMR LLC that were allocated to us for the period from January 1, 2018 to January 16, 2018 were $230. This amount is included in other operating expenses or has been capitalized, as appropriate, in our condensed consolidated financial statements. For the period from January 1, 2018 to January 16, 2018, the total amount allocated to us for reimbursements that SIR paid to RMR LLC for employment and related expenses of RMR LLC employees assigned to work exclusively or partly at properties then owned by SIR, including the Initial Properties, SIR's share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, SIR’s share of RMR LLC’s costs for providing SIR’s internal audit function and for other agreed upon amounts with respect to SIR’s business and property management agreements with RMR LLC was $120. This amount was included in other operating expenses in our condensed consolidated statements of comprehensive income. All these management fees and reimbursements allocated to us for periods prior to January 17, 2018 were paid by SIR and not us.

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

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $3,092 and $5,285 for the three and six months ended June 30, 2019, respectively, and $1,824 and $3,306 for the three months ended June 30, 2018 and for the period from January 17, 2018 through June 30, 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three or six months ended June 30, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

agreement, for the period from January 12, 2018 to December 31, 2019 and will be payable in 2020. No estimated 2018 incentive fees are included in the net business management fees we recognized for the three months ended June 30, 2018 or for the period from January 17, 2018 through June 30, 2018. The amounts for business management fees are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,922 and $3,269 for the three and six months ended June 30, 2019, respectively, and $1,155 and $2,122 for the three months ended June 30, 2018 and for the period from January 17, 2018 through June 30, 2018, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,026 and $1,929 for these expenses and costs for the three and six months ended June 30, 2019, respectively, and $713 and $1,307 for the three months ended June 30, 2018 and for the period from January 17, 2018 through June 30, 2018, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

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

RMR LLC is a majority owned subsidiary of The RMR Group Inc., or RMR Inc., and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is an officer and employee of RMR LLC.

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

SIR owed to us $826 and $865 as of June 30, 2019 and December 31, 2018, respectively, for rents that it collected from certain of our tenants and which were due to us. OPI (as successor by merger to SIR) paid these amounts due to us in July 2019 and January 2019, respectively.

AIC. We, ABP Trust and five other companies to which RMR LLC provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company, in equal amounts. We purchased our AIC interest from SIR on December 31, 2018 for $8,632. We (including SIR prior to our IPO) and the other AIC shareholders historically

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.

As of June 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,303 and $8,632, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $130 and $534 for the three and six months ended June 30, 2019, respectively, related to our investment in AIC, which amount is presented as equity in earnings of an investee in our condensed consolidated statement of comprehensive income. Our other comprehensive income includes our proportionate share of unrealized gains (losses) on fixed income securities, which are owned by AIC, related to our investment in AIC.

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

OVERVIEW

We are a REIT organized under Maryland law. As of June 30, 2019, we owned 298 properties with approximately 42.4 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 72 properties with approximately 25.6 million rentable square feet located in 29 other states. As of June 30, 2019, our properties were approximately 99.3% leased (based on rentable square feet) to 265 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.8 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of June 30, 2019, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Property Operations

As of June 30, 2019, 99.3% of our rentable square feet was leased, compared to 99.1% of our rentable square feet as of June 30, 2018. Occupancy data for our properties as of June 30, 2019 and 2018 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2019	2018	2019	2018
Total properties	298	267	266	266
Total rentable square feet (2)	42,353	28,780	28,472	28,540
Percent leased (3)	99.3%	99.1%	99.0%	99.1%

(1)	Consists of properties that we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2019, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average effective rental rates per square foot leased: (1)
All properties	$5.82	$5.58	$5.86	$5.65
Comparable properties (2)	$5.87	$5.59	$5.87	$5.67

(1)	Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended June 30, 2019 and 2018 consist of 266 buildings, leasable land parcels and easements that we owned continuously since April 1, 2018. Comparable properties for the six months ended June 30, 2019 and 2018 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

During the three months ended June 30, 2019, we entered new leases and lease renewals for approximately 359,000 square feet at weighted average (by square feet) rental rates that were approximately 27.5% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended June 30, 2019 totaled $472,000, or approximately $0.12 per square foot per year of the new weighted average lease term.

As shown in the table below, approximately 0.1% of our total rented square feet and approximately 0.1% of our total annualized rental revenues as of June 30, 2019 are included in leases scheduled to expire by December 31, 2019.

As of June 30, 2019, our lease expirations by year are as follows (dollars and square feet in thousands):

							% of Total	Cumulative
				% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented		Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet		Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)		Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2019-12/31/2019	3	40		0.1%	0.1%	$306	0.1%	0.1%
2020	16	709		1.7%	1.8%	2,923	1.2%	1.3%
2021	31	3,045		7.2%	9.0%	17,086	7.1%	8.4%
2022	68	3,080		7.3%	16.3%	23,174	9.7%	18.1%
2023	25	2,449		5.8%	22.1%	15,377	6.4%	24.5%
2024	27	10,186		24.2%	46.3%	42,201	17.6%	42.1%
2025	13	1,421		3.4%	49.7%	8,283	3.5%	45.6%
2026	2	611		1.5%	51.2%	3,128	1.3%	46.9%
2027	9	5,538	(2)	13.2%	64.4%	26,982	11.3%	58.2%
2028	21	2,921		6.9%	71.3%	19,778	8.3%	66.5%
Thereafter	85	12,066		28.7%	100.0%	80,063	33.5%	100.0%
Total	300	42,066		100.0%		$239,301	100.0%

Weighted average remaining lease term (in years):		8.9				9.8

(1)
Rented square feet is pursuant to existing leases as of June 30, 2019, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Rented square feet excludes a 194 square foot expansion under construction until the commencement of the lease for that space.

The following chart shows the annualized rental revenues as of June 30, 2019 scheduled to reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
June 30, 2019
Scheduled to Reset
7/1/2019 - 12/31/2019	$1,861
2020	2,527
2021	2,471
2022	4,050
2023	2,842
2024 and thereafter	15,866
Total	$29,617

We generally receive rents from our tenants monthly in advance. As of June 30, 2019, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Rented	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	FL, IN, SC, TN, VA	6	6,119	14.5%	14.6%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.3%	4.0%
3	The Procter & Gamble Distributing LLC	OH	1	1,791	4.3%	3.8%
4	Restoration Hardware, Inc.	MD	1	1,195	2.8%	2.5%
5	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	6	722	1.7%	2.1%
6	UPS Supply Chain Solutions Inc.	NH	1	614	1.5%	2.1%
7	Par Hawaii Refining, LLC	HI	2	3,148	7.5%	2.0%
8	Servco Pacific Inc.	HI	4	537	1.3%	1.8%
9	SKF USA Inc.	MO	1	431	1.0%	1.7%
10	EF Transit, Inc.	IN	1	535	1.3%	1.7%
11	Subaru of America, Inc.	IN	1	963	2.3%	1.5%
12	Shurtech Brands, LLC	OH	1	645	1.5%	1.5%
13	BJ's Wholesale Club, Inc.	NJ	1	634	1.5%	1.4%
14	Safeway Inc.	HI	2	146	0.3%	1.4%
15	Exel Inc.	SC	1	945	2.2%	1.3%
16	Trex Company, Inc.	NV, VA	2	646	1.5%	1.2%
17	Avnet, Inc.	OH	1	581	1.4%	1.2%
18	A.L. Kilgo Company, Inc.	HI	5	310	0.7%	1.2%
19	Cummins Inc.	KY	1	604	1.4%	1.2%
20	Manheim Remarketing, Inc.	HI	1	338	0.8%	1.1%
21	Whirlpool Corporation	IN	1	805	1.9%	1.1%
22	Warehouse Rentals Inc.	HI	5	278	0.7%	1.0%
23	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	0.8%	1.0%
24	ODW Logistics, Inc.	OH	3	760	1.8%	1.0%
25	YNAP Corporation	NJ	1	167	0.4%	1.0%
26	Cott Beverages Inc.	MO, SC	2	421	1.0%	1.0%
	Total		72	24,638	58.4%	55.4%

(1)
Rented square feet is pursuant to existing leases as of June 30, 2019, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Because of the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, we will seek new tenants which may be time consuming, result in periods of vacancies and require further investment.

Hawaii Properties. As of June 30, 2019, our Hawaii Properties represented approximately 41.0% of our annualized rental revenues. As of June 30, 2019, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

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

Investment Activities (dollars in thousands)

During the six months ended June 30, 2019, we acquired 28 properties with a combined 12,896,164 rentable square feet for an aggregate purchase price of $904,650, excluding acquisition related costs of $4,482.

Our strategy related to property acquisitions and dispositions is substantially unchanged from that disclosed in our 2018 Annual Report. Our target investments include industrial and logistics buildings in top tier markets. In addition to top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We expect to use the extensive nationwide resources of RMR LLC to locate and acquire properties.

For further information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities (dollars in thousands)

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 properties containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. This non-amortizing loan matures on February 7, 2029 and requires monthly payments of interest only at a fixed rate of 4.31% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

In connection with our acquisition of a portfolio of 20 industrial properties, we assumed $56,980 of mortgage debt secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. This non-amortizing loan matures on October 1, 2023 and requires monthly payments of interest only at a fixed rate of 3.60% per annum.

For further information regarding our financing activities, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2019	2018	Change	Change	2019	2018	Change	2019	2018	Change	Change

Rental income	$41,332	$39,395	$1,937	4.9%	$18,758	$25	$18,733	$60,090	$39,420	$20,670	52.4%

Operating expenses:
Real estate taxes	4,961	4,582	379	8.3%	2,534	—	2,534	7,495	4,582	2,913	63.6%
Other operating expenses	3,077	2,822	255	9.0%	1,121	2	1,119	4,198	2,824	1,374	48.7%
Total operating expenses	8,038	7,404	634	8.6%	3,655	2	3,653	11,693	7,406	4,287	57.9%

Net operating income (3)	$33,294	$31,991	$1,303	4.1%	$15,103	$23	$15,080	48,397	32,014	16,383	51.2%

Other expenses:
Depreciation and amortization								16,709	6,890	9,819	142.5%
General and administrative								4,856	2,888	1,968	68.1%
Total other expenses								21,565	9,778	11,787	120.5%
Interest income								138	50	88	176.0%
Interest expense								(13,924)	(3,552)	(10,372)	292.0%
Income before income tax expense and equity earnings of an investee								13,046	18,734	(5,688)	(30.4%)
Income tax expense								(60)	(8)	(52)	650.0%
Equity in earnings of an investee								130	—	130	N/M
Net income								$13,116	$18,726	$(5,610)	(30.0%)

Weighted average common shares outstanding - basic								65,039	65,011	28	—%
Weighted average common shares outstanding - diluted								65,043	65,011	32	—%

Net income per common share - basic and diluted								$0.20	$0.29	$(0.09)	(31.0%)

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned continuously since April 1, 2018.

(2)	Consists of 32 properties that we acquired during the period from April 1, 2018 to June 30, 2019.

(3)	See our definition of NOI, and our reconciliation of net income to NOI included below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Our acquisition activity reflects our acquisition of 32 properties during the period from April 1, 2018 to June 30, 2019.

Rental income. The increase in rental income is primarily a result of our acquisition activity and increases from leasing activity, rent resets and real estate tax expense reimbursements at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $2,002 for the 2019 period and approximately $1,038 for the 2018 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $707 for the 2019 period and approximately $101 for the 2018 period.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and higher tax assessments at certain of our comparable properties.

Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal, property management fees and, prior to January 1, 2019, bad debt expense. The increase in other operating expenses is primarily due to our acquisition activity and an increase in repairs and maintenance costs during the 2019 period at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and increase in depreciation of improvements made to certain of our properties after April 1, 2018, partially offset by certain leasing related assets becoming fully amortized in 2018 and 2019.

General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The increase in general and administrative expenses primarily reflects an increase in business management fees as a result of our acquisition activity in 2018 and 2019.

Interest income. Interest income represents interest earned on our cash balances. The increase in interest income is primarily a result of a larger amount of investable cash in the 2019 period compared to the 2018 period.

Interest expense. The increase in interest expense is primarily due to the $650,000 non-amortizing mortgage loan we obtained in January 2019, mortgage debt assumed with one of our April 2019 acquisitions and increased borrowings under our revolving credit facility to fund our acquisition activity after April 1, 2018.

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

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares granted under our equity compensation plan since April 1, 2018.

Net income per common share - basic and diluted. The decrease in net income per common share reflects the changes to net income and weighted average common shares noted above.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2019	2018	Change	Change	2019	2018	Change	2019	2018	Change	Change

Rental income	$82,802	$80,000	$2,802	3.5%	$23,275	$25	$23,250	$106,077	$80,025	$26,052	32.6%

Operating expenses:
Real estate taxes	9,952	9,167	785	8.6%	3,108	—	3,108	13,060	9,167	3,893	42.5%
Other operating expenses	6,089	6,367	(278)	(4.4%)	1,495	2	1,493	7,584	6,369	1,215	19.1%
Total operating expenses	16,041	15,534	507	3.3%	4,603	2	4,601	20,644	15,536	5,108	32.9%

Net operating income (3)	$66,761	$64,466	$2,295	3.6%	$18,672	$23	$18,649	85,433	64,489	20,944	32.5%

Other expenses:
Depreciation and amortization								26,320	13,763	12,557	91.2%
General and administrative								8,656	5,462	3,194	58.5%
Total other expenses								34,976	19,225	15,751	81.9%
Interest income								499	63	436	N/M
Interest expense								(21,520)	(7,354)	(14,166)	192.6%
Income before income tax expense								29,436	37,973	(8,537)	(22.5%)
Income tax expense								(68)	(15)	(53)	353.3%
Equity in earnings of an investee								534	—	534	N/M
Net income								$29,902	$37,958	$(8,056)	(21.2%)

Weighted average common shares outstanding - basic								65,035	63,238	1,797	2.8%
Weighted average common shares outstanding - diluted								65,042	63,238	1,804	2.9%

Net income per common share - basic and diluted								$0.46	$0.60	$(0.14)	(23.3%)

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Consists of 32 properties that we acquired during the period from January 1, 2018 to June 30, 2019.

(3)	See our definition of NOI and our reconciliation of net income to NOI included below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Our acquisition activity reflects our acquisition of 32 properties during the period from January 1, 2018 to June 30, 2019.

Rental income. The increase in rental income is primarily a result of our acquisition activity and increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $2,981 for the 2019 period and approximately $2,232 for the 2018 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $820 for the 2019 period and approximately $203 for the 2018 period.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and higher tax assessments at certain of our comparable properties.

Other operating expenses. The increase in other operating expenses primarily reflects our acquisition activity and increases in repairs and maintenance and snow removal costs at certain of our properties during the 2019 period, partially offset by a decrease in bad debt expense recorded in other operating expenses during the 2018 period at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and an increase in depreciation of improvements made to certain of our properties after January 1, 2018.

General and administrative. The increase in general and administrative expenses primarily reflects an increase in business management fees as a result of our acquisition activity in 2018 and 2019.

Interest income. Interest income represents interest earned on our cash balances. The increase in interest income is primarily a result of a larger amount of investable cash in the 2019 period compared to the 2018 period.

Interest expense. The increase in interest expense is primarily due to the $650,000 non-amortizing mortgage loan we obtained in January 2019, mortgage debt we assumed with one of our acquisitions in April 2019 and increased borrowings under our revolving credit facility to fund our acquisition activity after January 1, 2018.

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

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares granted under our equity compensation plan since our IPO.

Net income per common share - basic and diluted. The decrease in net income per common share reflects the changes to net income and weighted average common shares noted above.

Non-GAAP Financial Measures

We present certain "non-GAAP financial measures" within the meaning of applicable Securities and Exchange Commission, or SEC, rules, including net operating income, or NOI, funds from operations, or FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.

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

The following table presents the reconciliation of net income to NOI for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Net Income to NOI:
Net income	$13,116	$18,726	$29,902	$37,958
Equity in earnings of an investee	(130)	—	(534)	—
Income tax expense	60	8	68	15
Income before income tax expense and equity earnings of an investee	13,046	18,734	29,436	37,973
Interest expense	13,924	3,552	21,520	7,354
Interest income	(138)	(50)	(499)	(63)
General and administrative	4,856	2,888	8,656	5,462
Depreciation and amortization	16,709	6,890	26,320	13,763
NOI	$48,397	$32,014	$85,433	$64,489

NOI:
Hawaii Properties	$19,385	$18,160	$38,994	$37,082
Mainland Properties	29,012	13,854	46,439	27,407
NOI	$48,397	$32,014	$85,433	$64,489

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to qualify for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of its common shares, or dividend yield, and to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents our calculation of FFO and Normalized FFO and reconciliations of net income to FFO and Normalized FFO for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Net Income to FFO and Normalized FFO:
Net income	$13,116	$18,726	$29,902	$37,958
Plus: depreciation and amortization	16,709	6,890	26,320	13,763
FFO and Normalized FFO	$29,825	$25,616	$56,222	$51,721

FFO and Normalized FFO per common share - basic and diluted	$0.46	$0.39	$0.86	$0.82

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

Cash flows provided by (used in) operating, investing and financing activities were $64,532, ($855,296) and $796,506, respectively, for the six months ended June 30, 2019 and $45,802, ($44,787) and $14,550, respectively, for the six months ended June 30, 2018. The increase in net cash provided by operating activities for the six months ended June 30, 2019 compared to the same period in the prior year is primarily due to an increase in consolidated property NOI due to our acquisitions in the 2019 period, reimbursements we made to SIR for the costs it incurred in 2018 and 2017 in connection with our formation and the preparation for our IPO in 2018 and cash rents collected from our tenants by SIR in the 2018 period but which were not paid to us until after June 30, 2018. Net cash used in investing activities for the six months ended June 30, 2019 increased primarily due to our acquisitions in the 2019 period. The increase in net cash provided by financing activities for the six months ended June 30, 2019 compared to the same period in the prior year is primarily due to net proceeds from our mortgage financing in the 2019 period and higher net borrowings under our revolving credit facility for the 2019 period compared with net repayments under the credit facility for the 2018 period, partially offset by the proceeds we received from our IPO in the 2018 period and higher amounts of distributions paid to our shareholders during the 2019 period.

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

As of June 30, 2019, we had cash and cash equivalents of $15,350. To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At June 30, 2019, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 15 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.71%. As of June 30, 2019 and July 29, 2019, we had $608,000 and $603,000, respectively, outstanding under our revolving credit facility and $142,000 and $147,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.

On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. This non-amortizing loan matures on February 7, 2029 and requires monthly payments of interest only at a fixed rate of 4.31% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions.

In connection with the acquisition of a portfolio of 20 industrial properties, we assumed $56,980 of mortgage debt secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. This non-amortizing loan matures on October 1, 2023 and requires monthly payments of interest only at a fixed rate of 3.60% per annum.

As of June 30, 2019, including the mortgage debt described in the preceding two paragraphs, we had three mortgage notes payable with an aggregate principal amount of $755,730, which are scheduled to mature in 2020, 2023 and 2029.

We expect to use borrowings under our revolving credit facility to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage debt in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint venture arrangements, or selling properties. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

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
During the six months ended June 30, 2019, we paid quarterly cash distributions to our shareholders totaling $42,949 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2019, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On July 18, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 29, 2019. We expect to pay this distribution on or about August 15, 2019 using existing cash balances and borrowings under our revolving credit facility.

We currently expect that our leasing activity and our recent acquisitions may increase our future cash flows and enhance our ability to increase our distributions to shareholders in the near term. However, even if we realize future cash flows and an enhancement in our ability to increase our distributions to shareholders, we may elect to utilize that cash for purposes other than increasing our distributions to shareholders, such as to reduce our debt.

During the three and six months ended June 30, 2019 and 2018, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Tenant improvements (1)	$—	$—	$—	$69
Leasing costs (2)	238	324	394	329
Building improvements (3)	1,834	211	1,893	301
Development, redevelopment and other activities (4)	2,553	78	2,713	456
	$4,625	$613	$5,000	$1,155

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

As of June 30, 2019, we had estimated unspent leasing related obligations of $662. In addition, we have committed to expand an existing property at a remaining estimated cost as of June 30, 2019, of approximately $12,800.

During the three months ended June 30, 2019, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (square feet in thousands):

	New Leases	Renewals	Totals
Square feet leased during the period	216	143	359
Total leasing costs and concession commitments (1)	$372	$100	$472
Total leasing costs and concession commitments per square foot (1)	$1.72	$0.70	$1.30
Weighted average lease term by square feet (years)	10.6	11.5	11.0
Total leasing costs and concession commitments per square foot per year (1)	$0.16	$0.06	$0.12

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2019 were borrowings outstanding under our revolving credit facility, a $56,980 mortgage note assumed in connection with an acquisition of a property in April 2019, a $650,000 mortgage note obtained in January 2019 that is secured by 186 properties and a $48,750 mortgage note assumed in connection with an acquisition of a property in 2015. Our mortgage notes are non-recourse, subject to certain limitations, except under the $650,000 mortgage note with respect to certain carveouts set forth in the applicable loan agreement and to our obligation to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.

Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2019, we believe we were in compliance with all of the terms and covenants under our credit agreement.

Our credit agreement does not contain provisions for acceleration which could be triggered by our leverage ratio. However, under our credit agreement, our leverage ratio is used to determine the fees and interest rates we pay. Accordingly, if our leverage ratio increases above the applicable thresholds, our interest expense and related costs under our credit agreement would increase. As a result of the 2019 acquisitions described above, we expect our leverage ratio to increase and, as a result, the interest rate payable on borrowings under our revolving credit facility to increase by 25 basis points following our reporting of our financial results for the second quarter of 2019.

Our revolving credit facility has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

The loan agreement governing the aggregate $650,000 mortgage loan we obtained in January 2019 contains customary covenants and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. In addition, pursuant to the loan agreement and related documents, we are required to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2019, we believe we were in compliance with all of the terms and covenants under the agreements governing our mortgage notes.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including OPI (successor by merger to SIR). For further information about these and other such relationships and related person transactions, see Notes 8, 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with OPI, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

Fixed Rate Debt

At June 30, 2019, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property in Virginia)	$48,750	3.99%	$1,945	2020	Monthly
Mortgage note (one property in Florida)	56,980	3.60%	2,051	2023	Monthly
Mortgage notes (186 properties in Hawaii)	650,000	4.31%	28,015	2029	Monthly
	$755,730		$32,011

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

These mortgage notes require interest only payments until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $7,557.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2019 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $56,724.

Floating Rate Debt

At June 30, 2019, our floating rate debt consisted of $608,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2019:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2019	3.71%	$608,000	$22,557	$0.35
One percentage point increase	4.71%	$608,000	$28,637	$0.44

(1)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2019.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2019 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2019	3.71%	$750,000	$27,825	$0.43
One percentage point increase	4.71%	$750,000	$35,325	$0.54

(1)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2019.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC, RMR Inc. and others affiliated with them, and

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our leasing activity and our recent acquisitions may fail to achieve the expected increases in future cash flows and enhancements in our ability to increase our distributions to shareholders in the near term. Even if we realize increased cash flows and enhancements in our ability to increase our distributions to shareholders, we may elect to utilize that cash for purpose other than increasing our distributions to shareholders. Our distributions are set from time to time by our Board of Trustees. Our Board considers many factors when setting our distributions, including our historical and projected income, Normalized FFO, our then current and expected needs of availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to qualify for taxation as a REIT, and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, for these and other reasons, we may not increase our distributions in the near term or at all and our distributions to shareholders may be decreased,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•	Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,

•	Rents that we can charge at our properties may decline upon rent resets, lease renewals or lease expirations because of changing market conditions or otherwise,

•
Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant at these properties,

•
Certain of our Hawaii properties are lands leased for rents that periodically reset based on then current fair market values. Rental income from our properties in Hawaii have generally increased during our and our predecessors’ ownership as the leases for those properties have been reset, extended or renewed. Although we expect that rents for our Hawaii properties will increase in the future, we cannot be sure they will increase. Future rents from these properties could decrease or not increase to the extent they have in the past or by the amount we expect,

•	Our possible development or redevelopment of certain of our properties may not be realized or be successful,

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,

•
Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,

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

•
As noted elsewhere in this Quarterly Report, our Board considers many factors when setting our distributions to shareholders. Among those factors our Board considers is our distribution rate compared to the trading price of our common shares and to the dividend yields of other industrial REITs. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares.

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
April 2019	1,362	$20.49	—	$—
Total	1,362	$20.49	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our former officers in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (marked copy) (Filed herewith.)

3.3	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2019.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: July 30, 2019

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 30, 2019