Form 10-Q
period 2019-09-30
Industrial Logistics Properties Trust
filed 2019-10-30
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 28, 2019: 65,181,333

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

September 30, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$747,814	$670,501
Buildings and improvements	1,580,689	791,895
	2,328,503	1,462,396
Accumulated depreciation	(120,452)	(93,291)
	2,208,051	1,369,105
Acquired real estate leases, net	145,555	75,803
Cash and cash equivalents	23,336	9,608
Rents receivable, including straight line rents of $57,951 and $54,916, respectively	60,896	56,940
Deferred leasing costs, net	6,215	6,157
Debt issuance costs, net	3,323	4,430
Due from related persons	532	1,390
Other assets, net	19,749	11,178
Total assets	$2,467,657	$1,534,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$650,000	$413,000
Mortgage notes payable, net	749,640	49,195
Assumed real estate lease obligations, net	18,087	18,316
Accounts payable and other liabilities	22,904	12,040
Rents collected in advance	12,110	6,004
Security deposits	6,818	6,130
Due to related persons	2,650	1,653
Total liabilities	1,462,209	506,338

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,181,913 and 65,074,791 shares issued and outstanding, respectively	652	651
Additional paid in capital	999,134	998,447
Cumulative net income	130,481	89,657
Cumulative other comprehensive income	91	—
Cumulative common distributions	(124,910)	(60,482)
Total shareholders' equity	1,005,448	1,028,273
Total liabilities and shareholders' equity	$2,467,657	$1,534,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Rental income	$60,958	$40,431	$167,035	$120,456

Expenses:
Real estate taxes	8,586	4,942	21,646	14,109
Other operating expenses	4,821	3,281	12,405	9,650
Depreciation and amortization	17,568	7,152	43,888	20,915
General and administrative	4,475	2,924	13,131	8,386
Total expenses	35,450	18,299	91,070	53,060

Interest income	81	71	580	134
Interest expense (including net amortization of debt issuance costs and premiums of $524, $309, $1,421 and $931, respectively)	(14,687)	(4,052)	(36,207)	(11,406)
Income before income tax expense and equity in earnings of an investee	10,902	18,151	40,338	56,124
Income tax expense	(63)	(9)	(131)	(24)
Equity in earnings of an investee	83	—	617	—
Net income	10,922	18,142	40,824	56,100

Other comprehensive income:
Equity in unrealized gains (losses) of an investee	(46)	—	91	—
Other comprehensive income	(46)	—	91	—
Comprehensive income	$10,876	$18,142	$40,915	$56,100

Weighted average common shares outstanding - basic	65,055	65,022	65,042	63,839
Weighted average common shares outstanding - diluted	65,060	65,022	65,048	63,839

Net income per common share - basic and diluted	$0.17	$0.28	$0.63	$0.88

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income	Distributions	Total
Balance at December 31, 2018	65,074,791	$651	$998,447	$89,657	$—	$(60,482)	$1,028,273
Net income	—	—	—	16,786	—	—	16,786
Equity in unrealized gains of investee	—	—	—	—	66	—	66
Share grants	—	—	73	—	—	—	73
Distributions to common shareholders	—	—	—	—	—	(21,474)	(21,474)
Balance at March 31, 2019	65,074,791	651	998,520	106,443	66	(81,956)	1,023,724
Net income	—	—	—	13,116	—	—	13,116
Equity in unrealized gains of investee	—	—	—	—	71	—	71
Share grants	15,000	—	345	—	—	—	345
Share repurchases	(1,362)	—	(28)	—	—	—	(28)
Share forfeitures	(240)	—	(1)	—	—	—	(1)
Distributions to common shareholders	—	—	—	—	—	(21,475)	(21,475)
Balance at June 30, 2019	65,088,189	651	998,836	119,559	137	(103,431)	1,015,752
Net income	—	—	—	10,922	—	—	10,922
Equity in unrealized losses of investee	—	—	—	—	(46)	—	(46)
Share grants	104,200	1	521	—	—	—	522
Share repurchases	(10,476)	—	(223)	—	—	—	(223)
Distributions to common shareholders	—	—	—	—	—	(21,479)	(21,479)
Balance at September 30, 2019	65,181,913	$652	$999,134	$130,481	$91	$(124,910)	$1,005,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of		Additional	Cumulative	Cumulative
	Common	Common	Paid In	Net	Common
	Shares	Shares	Capital	Income	Distributions	Total
Balance at December 31, 2017	45,000,000	$450	$546,489	$15,269	$—	$562,208
Net income	—	—	—	19,232	—	19,232
Contributions	—	—	16,162	—	—	16,162
Distributions	—	—	(9,187)	—	—	(9,187)
Issuance of common shares, net	20,000,000	200	444,109	—	—	444,309
Share grants	5,000	—	104	—	—	104
Balance at March 31, 2018	65,005,000	650	997,677	34,501	—	1,032,828
Net income	—	—	—	18,726	—	18,726
Share grants	15,000	—	314	—	—	314
Distributions to common shareholders	—	—	—	—	(17,551)	(17,551)
Balance at June 30, 2018	65,020,000	650	997,991	53,227	(17,551)	1,034,317
Net income	—	—	—	18,142	—	18,142
Share grants	54,400	1	256	—	—	257
Share repurchases	(2,369)	—	(52)	—	—	(52)
Distributions to common shareholders	—	—	—	—	(21,457)	(21,457)
Balance at September 30, 2018	65,072,031	$651	$998,195	$71,369	$(39,008)	$1,031,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,824	$56,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,161	13,715
Net amortization of debt issuance costs and premiums	1,421	931
Amortization of acquired real estate leases and assumed real estate lease obligations	15,085	6,304
Amortization of deferred leasing costs	659	616
Provision for losses on rents receivable	—	982
Straight line rental income	(3,960)	(3,360)
Other non-cash expenses	939	681
Equity in earnings of an investee	(617)	—
Change in assets and liabilities:
Rents receivable	4	(1,556)
Deferred leasing costs	(584)	(483)
Due from related persons	858	(1,433)
Other assets	(7,863)	(407)
Accounts payable and other liabilities	7,440	1,180
Rents collected in advance	6,106	1,875
Security deposits	688	221
Due to related persons	997	(5,138)
Net cash provided by operating activities	89,158	70,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(884,445)	(95,078)
Real estate improvements	(7,789)	(2,091)
Net cash used in investing activities	(892,234)	(97,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	444,309
Proceeds from issuance of mortgage notes payable	650,000	—
Borrowings under revolving credit facility	736,000	160,000
Repayments of revolving credit facility	(499,000)	(530,000)
Payment of debt issuance costs	(5,517)	(4,183)
Distributions to common shareholders	(64,428)	(39,008)
Repurchase of common shares	(251)	(52)
Contributions	—	16,162
Distributions	—	(9,187)
Net cash provided by financing activities	816,804	38,041

Increase in cash and cash equivalents	13,728	11,100
Cash and cash equivalents at beginning of period	9,608	—
Cash and cash equivalents at end of period	$23,336	$11,100

SUPPLEMENTAL DISCLOSURES:
Interest paid	$31,995	$10,195
Income taxes paid	$164	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$(56,980)	$—

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$56,980	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. In part because of the significant changes resulting from our initial public offering, or our IPO, on January 17, 2018, the financial results reported may not be indicative of our expected future results. For periods prior to January 17, 2018, our historical operating information and financial position have been derived from the financial statements of our former parent, Select Income REIT, or SIR, a former publicly traded real estate investment trust, or REIT, that merged with and into a wholly owned subsidiary of Office Properties Income Trust, or OPI, on December 31, 2018.

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

Note 2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our condensed consolidated financial statements. Upon adoption, (i) amounts previously recognized as tenant reimbursements and other income, which totaled $5,650 and $16,986 for the three and nine months ended September 30, 2018, respectively, have been reclassified as rental income, (ii) allowances for bad debts are now recognized as a direct reduction of rental income, and (iii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are included in rental income in our condensed consolidated financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in other operating expenses in our condensed consolidated financial statements and prior periods are not reclassified to conform to the current presentation.

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

Note 3. Real Estate Properties

As of September 30, 2019, we owned 300 properties with a total of approximately 42,745,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,756,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 74 properties with a total of approximately 25,989,000 rentable square feet of industrial properties located in 29 other states, or our Mainland Properties.

We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended September 30, 2019 and 2018, approximately 40.5% and 60.1%, respectively, of our rental income was from our Hawaii Properties. For the nine months ended September 30, 2019 and 2018, approximately 45.2% and 60.3%, respectively, of our rental income was from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $8,992, or 14.8%, and $3,874, or 9.6%, of our rental income for the three months ended September 30, 2019 and 2018, respectively, and $22,557, or 13.5%, and $12,104, or 10.0%, of our rental income for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, we completed the acquisition of 30 industrial properties containing a combined 13,288,180 rentable square feet for an aggregate purchase price of $941,425, including acquisition related costs of $4,675. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Acquired
		Number	Rentable			Buildings	Acquired	Real Estate	Discount
		of	Square	Purchase		and	Real Estate	Lease	on Assumed
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases	Obligations	Debt
February 2019	2 mainland states	7	3,708,343	$250,276	$19,558	$205,811	$24,907	$—	$—
April 2019	Indianapolis, IN	1	493,500	30,517	2,817	24,836	2,864	—	—
April 2019	12 mainland states	20	8,694,321	628,323	52,546	519,695	56,715	(1,965)	1,332
August 2019	Columbus, OH	2	392,016	32,309	2,393	27,372	2,544	—	—
		30	13,288,180	$941,425	$77,314	$777,714	$87,030	$(1,965)	$1,332

During the nine months ended September 30, 2019, we committed $1,268 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 729,000 square feet. Committed but unspent tenant related obligations based on existing leases as of September 30, 2019 were $404.

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental remediation. As of both September 30, 2019 and December 31, 2018, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.

Note 4. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.

Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income, and percentage rents until the specific events that trigger the variable payments have occurred. Such payments totaled $10,915 and $28,679 for the three and nine months ended September 30, 2019, respectively, of which tenant reimbursements totaled $10,915 and $27,517, respectively.

Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our condensed consolidated statements of comprehensive income.

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

The following table presents our operating lease maturity analysis as of September 30, 2019:

Year	Amount
2019	$50,503
2020	201,117
2021	196,700
2022	186,968
2023	166,945
Thereafter	1,262,250
Total	$2,064,483

Note 5. Indebtedness

Our principal debt obligations at September 30, 2019 were: (1) $650,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; and (2) three mortgage notes with an aggregate outstanding principal amount of $755,730.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of September 30, 2019, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 155 basis points and our commitment fee was 15 basis points. As of September 30, 2019 and December 31, 2018, the interest rate payable on borrowings under our revolving credit facility was 3.59% and 3.81%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.73% and 3.39% for the three months ended September 30, 2019 and 2018, respectively, and 3.75% and 3.21% for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and October 28, 2019, we had $650,000 and $310,000, respectively, outstanding under our revolving credit facility, and $100,000 and $440,000, respectively, available to borrow under our revolving credit facility.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains covenants, including those that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at September 30, 2019.

In January 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties containing approximately 9.6 million square feet located on the island of Oahu, Hawaii. This non-amortizing loan matures on February 7, 2029 and requires monthly payments of interest only at a fixed rate of 4.31% per annum.
In connection with the acquisition of a portfolio of 20 industrial properties in April 2019, as discussed in Note 3, we assumed a $56,980 mortgage note secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. This non-amortizing loan matures on October 1, 2023 and requires monthly payments of interest only at a fixed rate of 3.60% per annum. We recorded a $1,332 discount in connection with this assumed mortgage debt, which increased its effective interest rate to 4.22% per annum. We recorded this discount because we believed the interest rate payable on this mortgage note was below the rate we would have had to pay for debt with the same maturity and similar other terms at the time we assumed this obligation.

As of September 30, 2019, the aggregate principal amount outstanding under our three mortgage notes was $755,730. These mortgage notes were secured by 188 properties with an aggregate net book value of $662,565 as of September 30, 2019.

In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our Mainland Properties containing an aggregate of approximately 8.0 million rentable square feet and are located in eight states. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.

Note 6. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At September 30, 2019 and December 31, 2018, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At September 30, 2019		At December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$749,640	$823,036	$49,195	$48,642

(1)	Includes unamortized premiums (discounts) and debt issuance costs of ($6,090) and $445 as of September 30, 2019 and December 31, 2018, respectively.

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

On September 18, 2019, we granted an aggregate of 104,200 of our common shares, valued at $21.69 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC under our equity compensation plan.

Distributions:

During the nine months ended September 30, 2019, we declared and paid regular quarterly distributions to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 28, 2019	February 21, 2019	$0.33	$21,474
April 29, 2019	May 16, 2019	$0.33	$21,475
July 29, 2019	August 15, 2019	$0.33	$21,479

On October 17, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on October 28, 2019. We expect to pay this distribution on or about November 14, 2019.

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

On September 25, 2019, we purchased an aggregate of 9,808 of our common shares, valued at $21.27 per common share, the closing price of our common shares on Nasdaq on that day, from our officers and certain other former and current employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 8. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Weighted average common shares for basic earnings per share	65,055	65,022	65,042	63,839
Effect of dilutive securities: unvested share awards	5	—	6	—
Weighted average common shares for diluted earnings per share	65,060	65,022	65,048	63,839

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

We do not have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we had received services from RMR LLC under SIR’s business and property management agreements with RMR LLC. For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC and allocated to us were calculated based on the historical costs of our Initial Properties, and incentive management fees, and internal audit costs payable by SIR and allocated to us were based on the percentage of our base management fees compared to the total base management fees paid by SIR. During the period from January 1, 2018 to January 16, 2018, the base management fees payable by SIR and allocated to us were $308. This amount is included in general and administrative expenses in our condensed consolidated statements of comprehensive income. The property management and construction supervision fees payable by SIR under SIR’s property management agreement with RMR LLC that were allocated to us for the period from January 1, 2018 to January 16, 2018 were $230. This amount is included in other operating expenses or has been capitalized, as appropriate, in our condensed consolidated financial statements. For the period from January 1, 2018 to January 16, 2018, the total amount allocated to us for reimbursements that SIR paid to RMR LLC for employment and related expenses of RMR LLC employees assigned to work exclusively or partly at properties then owned by SIR, including the Initial Properties, SIR’s share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, SIR’s share of RMR LLC’s costs for providing SIR’s internal audit function and for other agreed upon amounts with respect to SIR’s business and property management agreements with RMR LLC was $120. This amount was included in other operating expenses in our condensed consolidated statements of comprehensive income. All these management fees and reimbursements allocated to us for periods prior to January 17, 2018 were paid by SIR and not us.

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

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $3,291 and $8,576 for the three and nine months ended September 30, 2019, respectively, and $1,923 and $5,229 for the three months ended September 30, 2018 and for the period from January 17, 2018 through September 30, 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

total return, as defined in our business management agreement, for the period from January 12, 2018 to December 31, 2019 and will be payable in 2020. No estimated 2018 incentive fees are included in the net business management fees we recognized for the three months ended September 30, 2018 or for the period from January 17, 2018 through September 30, 2018. The amounts for business management fees are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $2,098 and $5,367 for the three and nine months ended September 30, 2019, respectively, and $1,205 and $3,327 for the three months ended September 30, 2018 and for the period from January 17, 2018 through September 30, 2018, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,203 and $3,132 for these expenses and costs for the three and nine months ended September 30, 2019, respectively, and $809 and $2,116 for the three months ended September 30, 2018 and for the period from January 17, 2018 through September 30, 2018, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

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

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC and Note 9 for information regarding the management services that RMR LLC provided to SIR prior to our IPO that related to our Initial Properties.

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

See Note 7 for information relating to the awards of our common shares we made in 2019 to our officers and certain other employees of RMR LLC and common shares we purchased in 2019 from our current and former officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

SIR and OPI. Effective December 31, 2018, SIR merged with and into a wholly owned subsidiary of OPI. Adam Portnoy is also a managing trustee of OPI and was a managing trustee of SIR prior to its merger with OPI’s subsidiary. RMR LLC provided management services to SIR until its merger with OPI’s subsidiary and continues to provide management services to OPI and to us. As a condition to the closing of the merger, on December 27, 2018, SIR distributed all 45,000,000 of our common shares that it owned to SIR’s shareholders of record on December 20, 2018. As a result of the merger, OPI succeeded to all of SIR’s rights and obligations, including with respect to SIR’s agreements with us.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

OPI and SIR owed to us $532 and $865 as of September 30, 2019 and December 31, 2018, respectively, for rents that they collected from certain of our tenants and which were due to us. OPI paid these amounts due to us in October 2019 and January 2019, respectively.

AIC. We, ABP Trust and five other companies to which RMR LLC provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company, in equal amounts. We purchased our AIC interest from SIR on December 31, 2018 for $8,632. We (including SIR prior to our IPO) and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.

As of September 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,340 and $8,632, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $83 and $617 for the three and nine months ended September 30, 2019, respectively, related to our investment in AIC, which amount is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate share of unrealized gains (losses) on fixed income securities, which are owned by AIC, related to our investment in AIC.

AIC is in the process of dissolving. In connection with its dissolution, we expect to receive a capital distribution in the fourth quarter of 2019.

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

OVERVIEW

We are a REIT organized under Maryland law. As of September 30, 2019, we owned 300 properties with approximately 42.7 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 74 properties with approximately 26.0 million rentable square feet located in 29 other states. As of September 30, 2019, our properties were approximately 99.5% leased (based on rentable square feet) to 270 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.6 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of September 30, 2019, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.

Property Operations

As of September 30, 2019, 99.5% of our rentable square feet was leased, compared to 99.3% of our rentable square feet as of September 30, 2018. Occupancy data for our properties as of September 30, 2019 and 2018 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2019	2018	2019	2018
Total properties	300	269	266	266
Total rentable square feet (2)	42,745	29,216	28,472	28,550
Percent leased (3)	99.5%	99.3%	99.2%	99.2%

(1)	Consists of properties that we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2019, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average effective rental rates per square foot leased: (1)
All properties	$5.76	$5.66	$5.82	$5.65
Comparable properties (2)	$5.76	$5.68	$5.83	$5.66

(1)	Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended September 30, 2019 and 2018 consist of 267 buildings, leasable land parcels and easements that we owned continuously since July 1, 2018. Comparable properties for the nine months ended September 30, 2019 and 2018 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

During the three months ended September 30, 2019, we entered new leases and lease renewals for approximately 99,000 square feet at weighted average (by square feet) rental rates that were approximately 13.4% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended September 30, 2019 totaled $708,000, or approximately $0.44 per square foot per year of the new weighted average lease term.

As shown in the table below, approximately 0.1% of our total rented square feet and approximately 0.1% of our total annualized rental revenues as of September 30, 2019 are included in leases scheduled to expire by December 31, 2019.

As of September 30, 2019, our lease expirations by year are as follows (dollars and square feet in thousands):

							% of Total	Cumulative
				% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented		Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet		Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)		Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
10/1/2019-12/31/2019	2	38		0.1%	0.1%	$274	0.1%	0.1%
2020	16	687		1.6%	1.7%	2,898	1.2%	1.3%
2021	31	3,045		7.2%	8.9%	17,267	7.0%	8.3%
2022	68	3,080		7.2%	16.1%	23,267	9.5%	17.8%
2023	28	2,757		6.5%	22.6%	17,203	7.0%	24.8%
2024	28	10,270		24.1%	46.7%	43,453	17.7%	42.5%
2025	14	1,445		3.4%	50.1%	8,146	3.3%	45.8%
2026	2	611		1.4%	51.5%	3,128	1.3%	47.1%
2027	9	5,538		13.0%	64.5%	27,171	11.1%	58.2%
2028	21	2,921		6.9%	71.4%	20,605	8.4%	66.6%
Thereafter	86	12,139	(2)	28.6%	100.0%	81,865	33.4%	100.0%
Total	305	42,531		100.0%		$245,277	100.0%

Weighted average remaining lease term (in years):		8.6				9.6

(1)
Rented square feet is pursuant to existing leases as of September 30, 2019 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

(2)	Rented square feet excludes a 194 square foot expansion under construction until the commencement of the lease for that space.

The following chart shows the annualized rental revenues as of September 30, 2019 scheduled to reset at our Hawaii Properties:

Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
September 30, 2019
Scheduled to Reset
10/1/2019 - 12/31/2019	$1,901
2020	2,681
2021	2,610
2022	4,209
2023	3,005
2024 and thereafter	16,942
Total	$31,348

We generally receive rents from our tenants monthly in advance. As of September 30, 2019, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Rented	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	FL, IN, SC, TN, VA	6	6,119	14.4%	14.2%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.2%	4.0%
3	The Procter & Gamble Distributing LLC	OH	1	1,791	4.2%	3.7%
4	Restoration Hardware, Inc.	MD	1	1,195	2.8%	2.5%
5	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.7%	2.1%
6	UPS Supply Chain Solutions Inc.	NH	1	614	1.4%	2.0%
7	Par Hawaii Refining, LLC	HI	3	3,148	7.4%	1.9%
8	Servco Pacific Inc.	HI	4	537	1.3%	1.9%
9	SKF USA Inc.	MO	1	431	1.0%	1.7%
10	EF Transit, Inc.	IN	1	535	1.3%	1.6%
11	BJ's Wholesale Club, Inc.	NJ	1	634	1.5%	1.4%
12	Subaru of America, Inc.	IN	1	963	2.3%	1.4%
13	Shurtech Brands, LLC	OH	1	645	1.5%	1.4%
14	Safeway Inc.	HI	2	146	0.3%	1.4%
15	Exel Inc.	SC	1	945	2.2%	1.2%
16	A.L. Kilgo Company, Inc.	HI	5	310	0.7%	1.2%
17	Trex Company, Inc.	NV, VA	2	646	1.5%	1.2%
18	Avnet, Inc.	OH	1	581	1.4%	1.2%
19	Cummins Inc.	KY	1	604	1.4%	1.2%
20	Manheim Remarketing, Inc.	HI	1	338	0.8%	1.2%
21	Warehouse Rentals Inc.	HI	5	278	0.7%	1.1%
22	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	0.8%	1.1%
23	Whirlpool Corporation	IN	1	805	1.9%	1.0%
	Total		66	23,290	54.7%	51.6%

(1)
Rented square feet is pursuant to existing leases as of September 30, 2019 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

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

Hawaii Properties. As of September 30, 2019, our Hawaii Properties represented approximately 41.5% of our annualized rental revenues. As of September 30, 2019, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

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

Investment Activities (dollars in thousands)

During the nine months ended September 30, 2019, we acquired 30 properties with a combined 13,288,180 rentable square feet for an aggregate purchase price of $936,750, excluding acquisition related costs of $4,675.

Our strategy related to property acquisitions is to target investments in industrial and logistics buildings in top tier markets. In addition to top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We expect to use the extensive nationwide resources of RMR LLC to locate and acquire properties.

For further information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities (dollars in thousands)

In January 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties containing approximately 9.6 million square feet located on the island of Oahu, Hawaii, and used the proceeds from this loan to reduce outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions. In April 2019, we assumed a $56,980 secured mortgage note in connection with one of our acquisitions.

In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our Mainland Properties containing an aggregate of approximately 8.0 million rentable square feet and are located in eight states. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.

For further information regarding our financing activities, see Notes 3 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2019	2018	Change	Change	2019	2018	Change	2019	2018	Change	Change

Rental income	$41,046	$40,395	$651	1.6%	$19,912	$36	$19,876	$60,958	$40,431	$20,527	50.8%

Operating expenses:
Real estate taxes	5,917	4,935	982	19.9%	2,669	7	2,662	8,586	4,942	3,644	73.7%
Other operating expenses	3,147	3,280	(133)	(4.1%)	1,674	1	1,673	4,821	3,281	1,540	46.9%
Total operating expenses	9,064	8,215	849	10.3%	4,343	8	4,335	13,407	8,223	5,184	63.0%

Net operating income (3)	$31,982	$32,180	$(198)	(0.6%)	$15,569	$28	$15,541	47,551	32,208	15,343	47.6%

Other expenses:
Depreciation and amortization								17,568	7,152	10,416	145.6%
General and administrative								4,475	2,924	1,551	53.0%
Total other expenses								22,043	10,076	11,967	118.8%
Interest income								81	71	10	14.1%
Interest expense								(14,687)	(4,052)	(10,635)	262.5%
Income before income tax expense and equity earnings of an investee								10,902	18,151	(7,249)	(39.9%)
Income tax expense								(63)	(9)	(54)	600.0%
Equity in earnings of an investee								83	—	83	N/M
Net income								$10,922	$18,142	$(7,220)	(39.8%)

Weighted average common shares outstanding - basic								65,055	65,022	33	0.1%
Weighted average common shares outstanding - diluted								65,060	65,022	38	0.1%

Net income per common share - basic and diluted								$0.17	$0.28	$(0.11)	(39.3%)

(1)	Consists of 267 buildings, leasable land parcels and easements that we owned continuously since July 1, 2018.

(2)	Consists of 33 properties that we acquired during the period from July 1, 2018 to September 30, 2019.

(3)	See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Our acquisition activity reflects our acquisition of 33 properties during the period from July 1, 2018 to September 30, 2019.

Rental income. The increase in rental income is primarily a result of our acquisition activity and increases from leasing activity, rent resets and real estate tax expense reimbursements at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $979 for the 2019 period and approximately $1,128 for the 2018 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $182 for the 2019 period and approximately $92 for the 2018 period.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and higher tax assessments at certain of our comparable properties.

Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal, property management fees and, prior to January 1, 2019, bad debt expense; beginning January 1, 2019, the applicable accounting standards require bad debts to be recorded as a reduction of revenues rather than as an expense. The increase in other operating expenses is primarily due to our acquisition activity, partially offset by a decrease at our comparable properties. The decrease in other operating expenses at our comparable properties is primarily due to a decrease in bad debts recorded as expense, partially offset by increases in insurance expense and repairs and maintenance costs during the 2019 period at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and an increase in depreciation of improvements made to certain of our properties after July 1, 2018, partially offset by certain leasing related assets becoming fully amortized in 2018 and 2019.

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

Interest expense. The increase in interest expense is primarily due to the $650,000 non-amortizing mortgage loan we obtained in January 2019, a mortgage note assumed in connection with one of our April 2019 acquisitions and increased borrowings under our revolving credit facility to fund our acquisition activity since July 1, 2018.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions that are subject to state income taxes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which we acquired in December 2018.

Net income. The decrease in net income for the 2019 period compared to the 2018 period reflects the changes noted above.

Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares granted under our equity compensation plan since July 1, 2018.

Net income per common share - basic and diluted. The decrease in net income per common share reflects the changes to net income and weighted average common shares noted above.

Nine months ended September 30, 2019, Compared to Nine months ended September 30, 2018 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2019	2018	Change	Change	2019	2018	Change	2019	2018	Change	Change

Rental income	$123,280	$119,826	$3,454	2.9%	$43,755	$630	$43,125	$167,035	$120,456	$46,579	38.7%

Operating expenses:
Real estate taxes	15,868	14,101	1,767	12.5%	5,778	8	5,770	21,646	14,109	7,537	53.4%
Other operating expenses	9,213	9,631	(418)	(4.3%)	3,192	19	3,173	12,405	9,650	2,755	28.5%
Total operating expenses	25,081	23,732	1,349	5.7%	8,970	27	8,943	34,051	23,759	10,292	43.3%

Net operating income (3)	$98,199	$96,094	$2,105	2.2%	$34,785	$603	$34,182	132,984	96,697	36,287	37.5%

Other expenses:
Depreciation and amortization								43,888	20,915	22,973	109.8%
General and administrative								13,131	8,386	4,745	56.6%
Total other expenses								57,019	29,301	27,718	94.6%
Interest income								580	134	446	332.8%
Interest expense								(36,207)	(11,406)	(24,801)	217.4%
Income before income tax expense								40,338	56,124	(15,786)	(28.1%)
Income tax expense								(131)	(24)	(107)	445.8%
Equity in earnings of an investee								617	—	617	N/M
Net income								$40,824	$56,100	$(15,276)	(27.2%)

Weighted average common shares outstanding - basic								65,042	63,839	1,203	1.9%
Weighted average common shares outstanding - diluted								65,048	63,839	1,209	1.9%

Net income per common share - basic and diluted								$0.63	$0.88	$(0.25)	(28.4%)

(1)	Consists of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Consists of 34 properties that we acquired during the period from January 1, 2018 to September 30, 2019.

(3)	See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Our acquisition activity reflects our acquisition of 34 properties during the period from January 1, 2018 to September 30, 2019.

Rental income. The increase in rental income is primarily a result of our acquisition activity and increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $3,960 for the 2019 period and approximately $3,360 for the 2018 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,002 for the 2019 period and approximately $295 for the 2018 period.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and higher tax assessments at certain of our comparable properties.

Other operating expenses. The increase in other operating expenses is primarily due to our acquisition activity, partially offset by a decrease at our comparable properties. The decrease in other operating expenses at our comparable properties is primarily due to a decrease in bad debts recorded as expense, partially offset by increases in insurance expense and repairs and maintenance costs during the 2019 period at certain of our comparable properties.

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

Interest expense. The increase in interest expense is primarily due to the $650,000 non-amortizing mortgage loan we obtained in January 2019, a mortgage note we assumed in connection with one of our acquisitions in April 2019 and increased borrowings under our revolving credit facility to fund our acquisition activity since January 1, 2018.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions that are subject to state income taxes.

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

Non-GAAP Financial Measures

We present certain “non-GAAP financial measures” within the meaning of applicable Securities and Exchange Commission, or SEC, rules, including net operating income, or NOI, funds from operations, or FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.

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

The following table presents the reconciliation of net income to NOI for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Net Income to NOI:
Net income	$10,922	$18,142	$40,824	$56,100
Equity in earnings of an investee	(83)	—	(617)	—
Income tax expense	63	9	131	24
Income before income tax expense and equity earnings of an investee	10,902	18,151	40,338	56,124
Interest expense	14,687	4,052	36,207	11,406
Interest income	(81)	(71)	(580)	(134)
General and administrative	4,475	2,924	13,131	8,386
Depreciation and amortization	17,568	7,152	43,888	20,915
NOI	$47,551	$32,208	$132,984	$96,697

NOI:
Hawaii Properties	$17,821	$18,006	$56,817	$55,088
Mainland Properties	29,730	14,202	76,167	41,609
NOI	$47,551	$32,208	$132,984	$96,697

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of its common shares, or dividend yield, and to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents our calculation of FFO and Normalized FFO and reconciliations of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Net Income to FFO and Normalized FFO:
Net income	$10,922	$18,142	$40,824	$56,100
Plus: depreciation and amortization	17,568	7,152	43,888	20,915
FFO and Normalized FFO	$28,490	$25,294	$84,712	$77,015

FFO and Normalized FFO per common share - basic and diluted	$0.44	$0.39	$1.30	$1.21

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

Cash flows provided by (used in) operating, investing and financing activities were $89,158, ($892,234) and $816,804, respectively, for the nine months ended September 30, 2019 and $70,228, ($97,169) and $38,041, respectively, for the nine months ended September 30, 2018. The increase in net cash provided by operating activities for the nine months ended September 30, 2019 compared to the same period in the prior year is primarily due to an increase in consolidated property NOI due to our acquisitions in the 2019 period, reimbursements we paid to SIR during the 2018 period for the costs SIR incurred in 2018 and 2017 in connection with our formation and our IPO and cash rents collected from our tenants by SIR in the 2018 period but which were not paid to us until after September 30, 2018. Net cash used in investing activities for the nine months ended September 30, 2019 increased primarily due to our acquisitions in the 2019 period. The increase in net cash provided by financing activities for the nine months ended September 30, 2019 compared to the same period in the prior year is primarily due to net proceeds from our mortgage financing in the 2019 period and higher net borrowings under our revolving credit facility for the 2019 period compared with net repayments under the credit facility for the 2018 period, partially offset by the proceeds we received from our IPO in the 2018 period and higher amounts of distributions we paid to our shareholders during the 2019 period.

Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)

Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention, our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

When significant amounts are outstanding under our revolving credit facility or as the maturities of our debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of funds. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. We may also assume mortgage notes in connection with our acquisitions of properties or place new mortgages on properties we own.

As of September 30, 2019, we had cash and cash equivalents of $23,336. To maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. At September 30, 2019, the interest rate premium on our revolving credit facility was 155 basis points and our commitment fee was 15 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.59%. As of September 30, 2019 and October 28, 2019, we had $650,000 and $310,000, respectively, outstanding under our revolving credit facility and $100,000 and $440,000, respectively, available to borrow under our revolving credit facility.

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

In connection with the acquisition of a portfolio of 20 industrial properties in April 2019, we assumed a $56,980 mortgage note secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. This non-amortizing loan matures on October 1, 2023 and requires monthly payments of interest only at a fixed rate of 3.60% per annum.

As of September 30, 2019, including the mortgage debt described in the preceding two paragraphs, we had three mortgage notes payable with an aggregate principal amount of $755,730, which are scheduled to mature in 2020, 2023 and 2029.

In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our Mainland Properties containing an aggregate of approximately 8.0 million rentable square feet and are located in eight states. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.

We expect to use borrowings under our revolving credit facility to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage notes in connection with future acquisitions. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

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
During the nine months ended September 30, 2019, we paid quarterly cash distributions to our shareholders totaling $64,428 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2019, see Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On October 17, 2019, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on October 28, 2019. We expect to pay this distribution on or about November 14, 2019 using existing cash balances and borrowings under our revolving credit facility.

We currently expect that our leasing activity and our recent acquisitions may increase our future cash flows and enhance our ability to increase our distributions to shareholders in the future. However, even if we realize future cash flows and an enhancement in our ability to increase our distributions to shareholders, we may elect to utilize that cash for purposes other than increasing our distributions to shareholders, such as to reduce our debt.

During the three and nine months ended September 30, 2019 and 2018, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Tenant improvements (1)	$173	$—	$173	$69
Leasing costs (2)	322	188	716	517
Building improvements (3)	1,093	657	2,986	958
Development, redevelopment and other activities (4)	5,208	110	7,921	566
	$6,796	$955	$11,796	$2,110

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include (i) capital expenditure projects that reposition a property or (ii) result in new sources of revenue.

As of September 30, 2019, we had estimated unspent leasing related obligations of $404. In addition, we have committed to expand an existing property at a remaining estimated cost as of September 30, 2019, of approximately $9,013.

During the three months ended September 30, 2019, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (square feet in thousands):

	New Leases	Renewals	Totals
Square feet leased during the period	73	26	99
Total leasing costs and concession commitments (1)	$708	$—	$708
Total leasing costs and concession commitments per square foot (1)	$9.70	$—	$7.15
Weighted average lease term by square feet (years)	20.0	5.2	16.1
Total leasing costs and concession commitments per square foot per year (1)	$0.48	$—	$0.44

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2019 were borrowings outstanding under our revolving credit facility, a $56,980 mortgage note assumed in connection with an acquisition of a property in April 2019, a $650,000 mortgage loan obtained in January 2019 that is secured by 186 properties and a $48,750 mortgage note assumed in connection with an acquisition of a property in 2015. Our mortgage notes are non-recourse, subject to certain limitations, except that, with respect to the $650,000 mortgage loan, the applicable loan agreement contains certain carveouts to the general non-recourse provisions and we are obligated to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.

Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2019, we believe we were in compliance with all the covenants and other terms under our credit agreement.

Our credit agreement does not contain provisions for acceleration which could be triggered by our leverage ratio. However, under our credit agreement, our leverage ratio is used to determine the interest rates for calculating the amount of interest payable on outstanding borrowings and the fees we pay. Accordingly, if our leverage ratio increases above the applicable thresholds, our interest expense and related costs under our credit agreement would increase.

Our revolving credit facility has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more.

The loan agreement governing the aggregate $650,000 mortgage loan we obtained in January 2019 contains customary covenants and provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. In addition, pursuant to the loan agreement and related documents, we are required to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of September 30, 2019, we believe we were in compliance with all the covenants and other terms under the agreements governing our mortgage notes.

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

At September 30, 2019, our outstanding fixed rate debt consisted of the following mortgage notes:

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2019 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $57,708.

In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our Mainland Properties containing an aggregate of approximately 8.0 million rentable square feet located in eight states. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.

Floating Rate Debt

At September 30, 2019, our floating rate debt consisted of $650,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2019:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2019	3.59%	$650,000	$23,335	$0.36
One percentage point increase	4.59%	$650,000	$29,835	$0.46

(1)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2019.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2019 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2019	3.59%	$750,000	$26,925	$0.41
One percentage point increase	4.59%	$750,000	$34,425	$0.53

(1)	Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2019.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions,

•	The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants,

•	Our acquisitions of properties,

•	Our ability to compete for acquisitions and tenancies effectively,

•	The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Changes in the security of cash flows from our properties,

•	Our tenants’ ability and willingness to pay their rent obligations to us,

•	Our ability to successfully and profitably complete expansion and renovation projects at our properties and to realize our expected returns on those projects,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws,

•	The credit qualities of our tenants,

•	Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,

•	Our sales of properties, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC, RMR Inc. and others affiliated with them, and

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our leasing activity and our recent acquisitions may fail to achieve the expected increases in future cash flows and enhancements in our ability to increase our distributions to shareholders in the future. Even if we realize increased cash flows and enhancements in our ability to increase our distributions to shareholders, we may elect to utilize that cash for purpose other than increasing our distributions to shareholders. Our distributions are set from time to time by our Board of Trustees. Our Board considers many factors when setting our distributions, including our historical and projected income, Normalized FFO, our then current and expected needs of availability of cash to pay our obligations and fund our investments, our distribution rate compared to the trading price of our common shares and to the dividend yields of other industrial REITs, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, for these and other reasons, we may not increase our distributions in the future and our distributions to shareholders may be decreased,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

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

•	We may not reduce our level of indebtedness or maintain any reduction we may effect and increased leverage may restrict our ability to acquire properties and pursue business opportunities,

•	We may spend more for capital expenditures than we currently expect or than we have in the past,

•	Any joint venture arrangements that we may enter may not be successful,

•
Our Board considers, among other factors, our distribution rate compared to the trading price of our common shares and to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•	We expect to receive a capital distribution in the fourth quarter of 2019 in connection with the dissolution of AIC. We cannot be sure that such distribution will occur when expected or at all.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
July 2019	668	$21.48	—	$—
September 2019	9,808	21.27	—	—
Total	10,476	$21.28	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1
Loan Agreement, dated as of October 21, 2019, among certain of the Company’s subsidiaries, as co-borrowers, and Morgan Stanley Bank, N.A., UBS AG and Bank of America, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 21, 2019.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: October 29, 2019

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 29, 2019