Form 10-K
period 2019-12-31
Industrial Logistics Properties Trust
filed 2020-02-24
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38342
INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: 617-219-1460
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	ILPT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was $1.3 billion based on the $20.82 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, an aggregate of 844,704 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 19, 2020: 65,180,208.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this report relate to various aspects of our business, including:

•	The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions,

•	The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants,

•	Our acquisitions of properties,

•	Our ability to compete for acquisitions and tenancies effectively,

•	The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our properties in Hawaii,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our ability to enter into real estate joint ventures or to attract co-venturers and our ability to manage successfully and benefit from any real estate joint ventures we may enter into,

•	Changes in the security of cash flows from our properties,

•	Our tenants' ability and willingness to pay their rent obligations to us,

•	Our ability to successfully and profitably complete expansion and renovation projects at our properties and to realize our expected returns on those projects,

•	Our expectation that we benefit from our relationships with The RMR Group Inc., or RMR Inc.,

•	Our qualification for taxation as a real estate investment trust, or REIT,

•	Changes in federal or state tax laws,

•	The credit qualities of our tenants,

•	Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,

•	Our sales of properties, and

•	Other matters.

(i)

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations, or FFO, normalized funds from operations, or Normalized FFO, net operating income, or NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, The RMR Group LLC, or RMR LLC, RMR Inc. and others affiliated with them, and

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our leasing activity and our recent acquisitions may fail to achieve the expected increases in future cash flows and enhancements in our ability to increase our distributions to shareholders in the future. Even if we realize increased cash flows and enhancements in our ability to increase our distributions to shareholders, we may elect to utilize that cash for purpose other than increasing our distributions to shareholders. Our distributions are set from time to time by our Board of Trustees. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Accordingly, for these and other reasons, we may not increase our distributions in the future and our distributions to shareholders may be decreased,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•	Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,

•	Rents that we can charge at our properties may decline upon rent resets, lease renewals or lease expirations because of changing market conditions or otherwise,

•
Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant at these properties,

•
Certain of our Hawaii Properties are lands leased for rents that periodically reset based on then current fair market values. Rental income from our properties in Hawaii have generally increased during our and our predecessors’

(ii)

ownership as the leases for those properties have been reset, extended or renewed. Although we expect that rents for our Hawaii Properties will increase in the future, we cannot be sure they will increase. Future rents from these properties could decrease or not increase to the extent they have in the past or by the amount we expect,

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

•	E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,

•	Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,

•	We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,

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

(iii)

•	We may spend more for capital expenditures than we currently expect or than we have in the past,

•
In February 2020, we entered into agreements related to a joint venture with an Asian institutional investor for up to 12 of our properties in mainland United States. The investor will contribute approximately $108.3 million for a 39% equity interest in the joint venture, with the investor initially contributing $82.0 million and the balance to be contributed when the twelfth property is added. However, the addition of the twelfth property may not occur or may be delayed,

•
We expect to use the net proceeds from the joint venture transaction to reduce outstanding borrowings under our revolving credit facility, which may imply that our leverage will be reduced. However, our revolving credit facility permits us to borrow, repay and reborrow amounts and we may seek to obtain additional debt financing in the future. As a result, our leverage may not be reduced as expected or we may not maintain the reduced leverage achieved as a result of joint venture,

•	Our existing joint venture and any other joint ventures that we may enter may not be successful,

•
Our Board of Trustees considers, among other factors, our distribution rate compared to the trading price of our common shares and to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.

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

(iv)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
2019 FORM 10-K ANNUAL REPORT

PART 1
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States. We have qualified for taxation as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2018.
As of December 31, 2019, we owned 300 properties that were approximately 99.3% leased to 270 tenants with a weighted average (by annualized rental revenues) remaining lease term of approximately 9.6 years. These properties consisted of 226 buildings, leasable land parcels and easements with a total of approximately 16.8 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 74 buildings with a total of approximately 26.1 million rentable square feet that were industrial and logistics properties located in 29 other states, or our Mainland Properties.
As of December 31, 2019, our Hawaii Properties represented 40.9% of our annualized rental revenues and our Mainland Properties represented 59.1% of our annualized rental revenues. We define the term annualized rental revenues as used in this Annual Report on Form 10-K as the annualized contractual rents as of December 31, 2019, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
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
Internal Growth through Rent Resets and Leasing Activity, Fixed Increases in Our Leases and Selective Development. Certain of the leases for our Hawaii Properties provide for rents to be reset to fair market value periodically during the lease terms. Since our predecessors began acquiring our Hawaii Properties in December 2003, our Hawaii Properties have remained over 98% leased, and periodic rent resets, together with lease extensions and new leasing activity following lease expirations, at our Hawaii Properties have resulted in significant rent increases. Because of the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for rent growth as a result of periodic rent resets, lease extensions and new leasing. In addition to the internal rent growth which may result from our rent resets and lease expirations at our Hawaii Properties, a majority of the leases at our Mainland Properties and certain leases at our Hawaii Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us.
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
External Growth through Acquisitions. Our external growth strategy is to acquire additional industrial and logistics properties that we believe will produce NOI in excess of our cost of capital used to purchase the properties. We intend to grow our business by investing primarily in industrial and logistics properties that serve the growing needs of e-commerce. We believe that e-commerce sales will continue to grow, in both dollar value and as a percentage of total retail sales, and that this will create strong demand for industrial and logistics properties and rental growth for the next several years. We are focused on acquiring industrial and logistics properties that are of strategic importance to our tenants’ businesses, such as build to suit properties, strategic distribution hubs or other properties in which tenants have invested a significant amount of capital. We target occupied properties, where tenants are financially responsible for all, or substantially all, property operating expenses, including increases with respect thereto. Because there are a limited number of industrial and logistics properties in Hawaii, we expect that most of our acquisitions will be in other states.

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
Our Mainland Properties are fully leased, but we expect to have opportunities to raise rents or redevelop these properties when these leases start to expire beginning in 2020. Also, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and as these options are exercised. We regularly confer with tenants at our Mainland Properties to determine if they are interested in our expanding or otherwise improving their leased properties in return for increased rents and extended terms. For example, in 2018 we negotiated a build to suit expansion of 194,000 square feet for an existing tenant at our Ankeny, IA property that resulted in a lease extension of approximately seven years after completion of the expansion and a rent increase of 2% annually for the extended term.
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
Also, we may invest in or enter into real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or to take advantage of property valuation differences among private and public sources of equity capital. For example, in February 2020, we entered agreements related to a joint venture with an Asian institutional investor for up to 12 of our Mainland Properties. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities.
We have no limitations on the amount or percentage of our total assets that may be invested in any one property and no limits on the concentration of investments in any one location.
Our Board of Trustees may change our acquisition and investment policies at any time without a vote of, or advance notice to, our shareholders. We may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities. We may in the future consider the possibility of entering into mergers, strategic combinations or additional joint ventures with other companies.
Our Disposition Policies
We generally consider ourselves to be a long term owner of our properties. We have no current plans to sell any of our properties, but we may decide to sell some of our properties or a stake in some of our properties in the future. We expect our decision to sell properties or a stake in some of our properties will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:

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

Our Financing Policies
To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. We expect to repay our debts, invest in our properties or fund acquisitions, developments or redevelopments by borrowing under our revolving credit facility, issuing equity or debt securities or using retained cash from operations that may exceed distributions paid. We also expect that our operating and investment activities will be financed by rents from tenants at our properties in excess of planned distributions to our shareholders and by borrowings under our revolving credit facility. As the maximum borrowing under, or the maturity of, our revolving credit facility approaches, we expect to renew that facility or refinance that indebtedness with equity issuances or new debt. We will decide when and whether to issue equity or new debt depending primarily upon our success in operating our business and upon market conditions. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.
We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes, including for acquisition funding on an interim basis until we are able to refinance acquisitions with equity or debt. In addition, in January 2019, we obtained a $650.0 million mortgage loan secured by 186 properties containing 9.6 million rentable square feet located on the island of Oahu, HI. In October 2019, we obtained a $350.0 million mortgage loan secured by 11 of our Mainland Properties containing an aggregate of approximately 8.2 million rentable square feet located in eight states. In April 2019, we assumed a $57.0 million secured mortgage note in connection with one of our acquisitions. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.
We do not have policies limiting the amount of debt we may incur or the number or amount of mortgages that may be placed on our properties. Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Structure and Formation of Our Company
On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or our IPO. At that time, we owned 266 properties, or our Initial Properties, with a total of approximately 28.5 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited). Our Initial Properties were contributed to us on September 29, 2017 by Select Income REIT, or SIR, a former publicly traded REIT that merged with a wholly owned subsidiary of Office Properties Income Trust (formerly known as Government Properties Income Trust), or OPI, on December 31, 2018. In connection with our formation and the contribution of our Initial Properties, we (i) issued to SIR 45,000,000 of our common shares, (ii) issued to SIR a $750.0 million non-interest bearing demand note, or the SIR Note, and (iii) assumed three mortgage notes totaling $63.1 million, excluding premiums, that were secured by three of our Initial Properties. In December 2017, we obtained a $750.0 million secured revolving credit facility, and we used the proceeds of an initial borrowing under this credit facility to pay the SIR Note in full. Also in December 2017, SIR prepaid on our behalf two of the mortgage notes totaling approximately $14.3 million that had encumbered two of our Initial Properties. Upon the closing of our IPO, our secured revolving credit facility was converted into a four year unsecured revolving credit facility and we used substantially all of the net proceeds from our IPO to reduce amounts outstanding under our revolving credit facility. We also reimbursed SIR for costs that SIR incurred in connection with our formation and the preparation for our IPO. On December 27, 2018, SIR distributed all 45,000,000 of our common shares that SIR owned to SIR's shareholders of record as of the close of business on December 20, 2018.
Environmental Matters
Ownership of real estate is subject to risks associated with environmental matters. When we acquire properties we perform environmental site assessments and where there are concerns we do additional monitoring and periodic assessments. Some of our properties are used or have been used for industrial purposes such that there may be forms of contamination present. We require our tenants to maintain compliance with environmental laws and we also monitor any known conditions and in some cases have set up reserves for potential environmental liabilities. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.

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
Our Manager
RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. Our Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also act as the manager to Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, OPI, Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), or DHC, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America Inc., or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., is a Senior Vice President of RMR LLC. Messrs. Murray and Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2019, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.
Insurance
The leases for our properties generally provide that our tenants are responsible for the costs of insurance for the properties we lease to them and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption losses. Under the leases for our Hawaii Properties, our tenants generally are responsible for maintaining insurance; and, under the leases for our Mainland Properties, our tenants generally are either required to reimburse us for the costs of maintaining the insurance coverage or to purchase such insurance directly and list us as an insured party. We previously participated with other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC. The policies under that program expired on June 30, 2019 and we and the other companies to which RMR LLC provides management services elected not to renew the AIC property insurance program; we instead have purchased standalone property insurance coverage with unrelated third party insurance providers. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" and Note 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Internet Website
Our internet website address is www.ilptreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Securityholders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@ilptreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information
As of December 31, 2019, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2018 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 2018 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 and 2019 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Subsidiary REITs. We indirectly own real estate through a subsidiary that we believe has qualified and will remain qualified for taxation as a REIT under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”.
We intend to join with our subsidiary REIT in filing a protective TRS election, effective for the first quarter of 2020, and to reaffirm this protective election with this subsidiary every January thereafter, and we may continue to do so unless and until our ownership of this subsidiary falls below 10%. Pursuant to this protective TRS election, we believe that if our subsidiary is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
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
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•
Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we expect that any revenues from TRS-provided services, whether the charges are separately stated or not, will qualify as “rents from real property” because the services will satisfy the geographically customary standard, because the services will be provided by a TRS, or for both reasons.

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We intend to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS of ours, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. While legislative history and proposed Treasury regulations indicate that a real property trade or business includes a trade or business conducted by a corporation or a REIT, we have not yet made an election to be treated as a real property trade or business.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year to the extent of any undistributed earnings and profits.
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

The initial tax bases and depreciation schedules for the assets we held immediately after we separated from SIR depends upon whether the deemed exchange that resulted for federal income tax purposes from that separation, or the Deemed Exchange, was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. Our counsel, Sullivan & Worcester LLP, is of the opinion that the Deemed Exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for a modest amount of gain recognized by SIR under Section 351(b) of the IRC in respect of our obligation to reimburse SIR for certain offering costs, and we agreed with SIR to perform all of our tax reporting accordingly. This opinion is conditioned upon the assumption that the transaction agreement between us and SIR that governed our relationship with SIR, or the Transaction Agreement, has been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed with the SEC on November 21, 2017, as amended through the date hereof (File No. 333-221708), and upon representations made by us and SIR as to specified factual matters. Therefore, we carried over SIR’s tax basis and depreciation schedule in each of the assets that we received from SIR, as adjusted by the gain SIR recognized under Section 351(b) of the IRC in the Deemed Exchange. This conclusion regarding the applicability of Sections 351(a), 351(b) and 357(a) of the IRC is dependent upon favorable determinations with regard to each of the following three issues: (a) Section 351(e) of the IRC did not apply to the Deemed Exchange, or else it would have disqualified the Deemed Exchange from Section 351(a) and 351(b) treatment altogether; (b) Section 357(a) of the IRC rather than Section 357(b) of the IRC applied to the Deemed Exchange, or else the liabilities assumed by us from SIR in the Deemed Exchange would have been taxable consideration (up to the amount of actual realized gains) to SIR; and (c) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our pre-transaction distributions paid to SIR as a taxable sale by SIR for cash. We cannot be sure that the IRS or a court would reach the same conclusion.
If, contrary to our belief and the opinion of our counsel, the Deemed Exchange was taxable to SIR because Sections 351(a), 351(b) or 357(a) of the IRC did not apply, then we would be treated as though we acquired our initial assets from SIR in a mostly or fully taxable acquisition, thereby acquiring aggregate tax bases in our assets at such deemed acquisition cost, which would be greater than the amount that would have otherwise carried over from SIR but also very possibly depreciable over longer depreciable lives. In that event, our aggregate depreciation deductions beginning with our first taxable year and for many taxable years thereafter may be lower than we have reported and are anticipating from a carryover transaction. If the IRS were to successfully challenge our reported depreciation methods and the associated tax reporting, then, including for purposes of qualifying for taxation as a REIT, we could be required to amend our tax reporting, including tax information reporting sent to our shareholders, or could be required to pay deficiency dividends, including the associated interest charge, as discussed above.
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
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
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
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders and the value of our securities could be adversely affected. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.

Risks Related to Our Business
Our investments are and will be concentrated in industrial and logistics properties.
Our properties are substantially all industrial and logistics properties and we intend to acquire similar additional properties. The market demand to lease industrial and logistics properties generally reflects conditions in the U.S. economy. If the general economy slows, the demand to lease industrial and logistics properties may be reduced and the value of our common shares may decline. Because we expect to continue to be concentrated in industrial and logistics properties, the adverse impact of cyclical economic conditions affecting industrial and logistics properties may have a greater impact on the value of our common shares than if we were invested in several different types of properties, including residential, office or other properties, in addition to industrial and logistics properties.
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
A significant number of our properties are located on the island of Oahu, HI. This geographic concentration creates risks. For example, Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, which could cause damage to our properties, affect our Hawaii tenants’ abilities to pay rent to us and cause the value of our properties and our securities to decline.
The majority of our properties are leased to single tenants which may subject us to greater risks of loss than if each of our properties had multiple tenants.
The majority of our rental revenues from our properties as of December 31, 2019 were from properties leased to single tenants. The value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.

Our business depends upon our tenants satisfying their lease obligations to us, which depends, to a large degree, on our tenants’ abilities to successfully operate their businesses.
The value of our business and the value of our common shares are dependent, in part, on our tenants’ abilities to meet their lease obligations to us. The financial capacities of our tenants may be adversely affected by factors over which we have no control. In particular, a subsidiary of Amazon.com, Inc. contributes approximately 14.2% of our annualized rental revenues, under six separate leases, which are guaranteed by Amazon.com, Inc., as of December 31, 2019. The inability of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
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
Some of our Hawaii Properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. Our ability to increase rents when rent resets occur will depend upon then prevailing market conditions, which are beyond our control. While rent resets involving our Hawaii Properties have, in the aggregate, resulted in rent increases during the period of our and our predecessors’ ownership, in some instances rent resets have resulted in rent decreases. Accordingly, the historical increases achieved from rent resets involving our Hawaii Properties may not be repeated in the future.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See "Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements." Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

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

Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease the federal funds rate and may continue to make adjustments in the near future. In addition, as noted in Part II, Item 7A of this Annual Report, LIBOR is expected to be phased out in 2021. The interest rate under our revolving credit facility is based on LIBOR and future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility would be based on the alternative rates provided under the agreement governing our revolving credit facility, or our credit agreement, or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:

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

Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increased competition for property purchases, which may reduce our ability to acquire new properties.
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with. We may incur substantial liabilities and costs for environmental matters.

We may incur environmental liabilities at our leased properties and our tenants may not indemnify us for those costs.
Our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties. However, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may be unwilling or have insufficient financial resources to satisfy their indemnification obligations under our leases. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. Further, in the Transaction Agreement, we have agreed to indemnify OPI (as successor by merger to SIR) for any liabilities it incurs with respect to any preexisting environmental conditions at the properties SIR contributed to us in connection with our IPO.
As of December 31, 2019, we had reserved approximately $6.9 million for potential environmental liabilities arising at our properties.
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
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us and cause the value of our securities to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of insurance for our properties or potentially render it unavailable to obtain.
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

Insurance may not adequately cover our losses, and the costs of obtaining such insurance may continue to increase.
The tenants at our properties are generally responsible for the costs of insurance, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our tenants. Increased insurance costs may adversely affect our tenants' ability to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue, or agree to our tenants discontinuing, certain insurance coverage on some or all of our properties in the future if we determine that the cost of premiums for any of these policies exceeds the value of the coverage. If an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for those losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry's risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
We have debt and we may incur additional debt.
As of December 31, 2019, our consolidated indebtedness was $1.4 billion and our ratio of consolidated debt to total gross assets (total assets plus accumulated depreciation) was 54.4%, and we had $440.0 million available for borrowing under our $750.0 million revolving credit facility. Our credit agreement includes a feature under which the maximum borrowing availability may be increased to up to $1.5 billion in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient to meet required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurring debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to obtain investment grade ratings from nationally recognized credit rating agencies if we seek to obtain a rating or to make or sustain distributions to our shareholders.
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
Covenants in our secured debt agreements may restrict our operating activities and adversely affect our financial condition.
Our secured debt agreements contain financial and/or operating covenants, including, among other things, certain coverage ratios, as well as limitations on the ability to incur secured and unsecured debt. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these secured debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
Our use of joint ventures may limit our flexibility with jointly owned investments.

As of February 2020, we are party to a joint venture, and we may in the future acquire, develop or recapitalize properties in joint ventures with other persons or entities. Our participation in these joint ventures is subject to risks, including the following:

•	we may share approval rights over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture;

•	we may be required to contribute additional capital if our partners fail to fund their share of any required capital contributions;

•
our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or relet the property, operate the property or maintain our qualification for taxation as a REIT;

•
our joint venture partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;

•
our ability to sell our interest in the joint venture or the joint venture's ability to sell properties owned by the joint venture on advantageous terms when we so desire may be limited or restricted under the terms of the applicable joint venture agreements; and

•	disagreements with our joint venture partners could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. In addition, our properties are subject to various laws and regulations relating to fire, safety and other regulations. The tenants of our properties are generally responsible for compliance with these requirements pursuant to our lease agreements. In addition, although our tenants may be responsible for complying with these requirements for our properties, we could be held liable as the owner of the properties for our tenants’ failure to comply. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. Further, we may not be able to recoup these amounts from our tenants if they are unable or unwilling to pay.
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
RMR LLC relies on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If RMR LLC experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
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
RMR LLC is a subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; DHC, which primarily owns medical office, life science, senior living and other healthcare properties; SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, truck repair facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise boats. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC.
John Murray, our other Managing Trustee and our President and Chief Executive Officer, Richard Siedel, Jr., our Chief Financial Officer and Treasurer, and Yael Duffy, our Vice President, are also officers and employees of RMR LLC. Mr. Murray is also a managing trustee, the president and chief executive officer of SVC and Mr. Siedel is also the chief financial officer and treasurer of DHC. Messrs. Murray and Siedel and Ms. Duffy have duties to RMR LLC, Mr. Murray has duties to SVC and Mr. Siedel has duties to DHC, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.

In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2019, Adam Portnoy beneficially owned, in aggregate, 1.2% of our outstanding common shares, 35.3% of Five Star’s outstanding common stock (6.3% as of January 1, 2020) (including through ABP Trust), 1.5% of OPI’s outstanding common shares, 1.1% of DHC's outstanding common shares, 2.3% of RIF’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC) and 19.5% of TRMT’s outstanding common shares (including through Tremont Realty Advisors LLC). Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.

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
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have in the past recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against the election of our incumbent Trustees or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
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
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Risks Related to Our Taxation

Our failure to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.
As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
REIT distribution requirements could adversely affect us and our shareholders.
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

Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, our income tax expense could increase if jurisdictions in which we hold property modified their income tax treatment of REITs, such as by limiting or eliminating favorable income tax deductions (including the dividends paid deduction). In fact, in 2019 the Hawaii state legislature passed a bill that would have eliminated the dividends paid deduction afforded to REITs under Hawaii tax laws and otherwise required REITs to either file a composite tax return or pay withholding tax attributable to distributions to non-Hawaii resident shareholders. While this bill was ultimately vetoed by the governor of Hawaii, similar legislation has been reintroduced in this year’s legislative session.
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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
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

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, including Hawaii, our dividend yield, the dividend yields of other industrial REITs, requirements under the IRC to qualify for taxation as a REIT and restrictions under the laws of Maryland.

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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease the federal funds rate and may continue to make adjustments in the near future. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions, to repay indebtedness or for other reasons. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, we owned 300 properties located in 30 states containing approximately 42.9 million rentable square feet, including 226 buildings, leasable land parcels and easements located on the island of Oahu, HI containing approximately 16.8 million rentable square feet and 74 properties located in 29 other states throughout the continental United States containing approximately 26.1 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of which own buildings and operate their businesses on our lands.
The following table provides certain information about our properties as of December 31, 2019 (dollars in thousands):

		Undepreciated	Depreciated	Annualized
	Number of	Carrying	Carrying	Rental
State	Properties	Value (1)	Value (1)	Revenues
AR	1	$4,385	$3,957	$469
CO	5	41,231	37,936	3,894
CT	2	16,074	13,591	1,847
FL	3	153,344	149,067	11,069
HI	226	633,190	613,368	100,571
IA	4	58,413	49,720	5,789
ID	1	5,023	4,495	400
IL	2	4,584	4,177	649
IN	9	279,574	273,320	24,030
KY	2	48,426	47,284	3,675
LA	2	15,818	14,168	1,269
MD	2	103,647	94,137	8,000
MI	1	43,229	38,238	2,184
MN	2	26,990	26,030	2,738
MO	4	86,492	84,646	5,921
NC	1	2,014	1,828	228
ND	1	3,923	3,527	351
NE	1	10,718	9,671	1,197
NH	1	49,206	48,305	4,913
NJ	2	72,208	64,402	5,858
NV	2	36,495	33,989	2,788
NY	2	21,085	19,523	2,801
OH	11	222,711	208,205	21,870
OK	1	7,400	6,863	788
PA	1	18,872	18,385	1,257
SC	4	121,129	109,147	9,599
SD	1	17,402	17,094	1,519
TN	2	75,798	67,563	6,401
UT	1	8,433	7,583	1,099
VA	3	148,150	134,277	12,432
Total	300	$2,335,964	$2,204,496	$245,606
(1)Excludes the value of real estate intangibles.

At December 31, 2019, 199 of our properties (including 186 properties on the island of Oahu, HI) with an aggregate undepreciated carrying value of $1.2 billion were encumbered by mortgages totaling $1.1 billion.
See Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our mortgage notes.
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
As of February 11, 2020, there were 2,069 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2019:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
December 2019	125	$21.09	—	$—
Total	125	$21.09	—	$—
(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Selected Financial Data
The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the years ended December 31, 2019 and 2018, and the balance sheet information as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of SIR for periods prior to our becoming a separate public company. The operating information for the years ended December 31, 2017, 2016 and 2015 and the balance sheet information as of December 31, 2017, 2016 and 2015 have been derived from the financial statements of SIR, as such information was allocated to us in connection with the preparation of our financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except for per share data.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating information:
Rental income	$229,234	$162,530	$156,506	$153,310	$147,891

EXPENSES:
Real estate taxes	30,367	19,342	17,868	17,204	16,316
Other operating expenses	17,643	13,005	10,913	10,593	8,478
Depreciation and amortization	61,927	28,575	27,315	27,074	25,285
Acquisition and transaction related costs	—	—	1,025	35	15,291
General and administrative	17,189	11,307	16,799	9,200	8,745
Total expenses	127,126	72,229	73,920	64,106	74,115

Interest income	743	200	—	—	—
Interest expense	(50,848)	(16,081)	(2,439)	(2,262)	(2,092)
Income before income tax expense and equity in earnings of an investee	52,003	74,420	80,147	86,942	71,684
Income tax expense	(171)	(32)	(44)	(44)	(44)
Equity in earnings of an investee	666	—	—	—	—
Net income	$52,498	$74,388	$80,103	$86,898	$71,640

Weighted average common shares outstanding—basic	65,049	64,139	45,000	45,000	45,000
Weighted average common shares outstanding—diluted	65,055	64,140	45,000	45,000	45,000

Net income per common share—basic and diluted	$0.81	$1.16	$1.78	$1.93	$1.59

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet information:
Total real estate investments (before depreciation) (1)	$2,335,964	$1,462,396	$1,343,602	$1,336,728	$1,335,363
Total assets	$2,454,901	$1,534,611	$1,411,683	$1,422,335	$1,443,217
Total indebtedness, net	$1,406,608	$462,195	$799,427	$64,269	$64,577
Total shareholders' equity	$995,690	$1,028,273	$562,208	$1,313,185	$1,334,170

(1)	Excludes the value of real estate intangibles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
We are a REIT organized under Maryland law. As of December 31, 2019, we owned 300 properties with approximately 42.9 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 74 properties with approximately 26.1 million rentable square feet located in 29 other states. As of December 31, 2019, our properties were approximately 99.3% leased (based on rentable square feet) to 270 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.6 years.
Property Operations
As of both December 31, 2019 and 2018, 99.3% of our rentable square feet was leased. Occupancy data for our properties as of December 31, 2019 and 2018 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Total properties	300	270	266	266
Total rentable square feet (2)	42,939	29,535	28,666	28,550
Percent leased (3)	99.3%	99.3%	98.9%	99.2%

(1)	Consists of properties we owned (including for the period SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (a) space being fitted out for occupancy pursuant to existing leases as of December 31, 2019, if any, and (b) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Average effective rental rates per square foot leased (1)
All properties	$5.83	$5.68
Comparable properties (2)	$5.83	$5.67

(1)	Average effective rental rates per square foot leased represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the years ended December 31, 2019 and 2018 consist of 266 buildings, leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

During the year ended December 31, 2019, we entered lease renewals and new leases for approximately 2.0 million square feet, including a 194,000 square foot expansion at an existing property, at weighted average (by square feet) rental rates that were approximately 17.1% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term, was 9.4 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the year ended December 31, 2019 totaled $2.6 million, or $0.13 per square foot per year of the new weighted average lease term. Also, during the year ended December 31, 2019, we completed rent resets for approximately 588,000 square feet of land at our Hawaii Properties at rental rates that were approximately 30.7% higher than the prior rental rates.

As shown in the table below, approximately 0.5% of our total rented square feet and approximately 0.7% of our total annualized rental revenues as of December 31, 2019 are included in leases scheduled to expire by December 31, 2020. As of December 31, 2019, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of	Cumulative
			% of Total	Cumulative %		Annualized	% of
		Rented	Rented	of Total Rented	Annualized	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2020	13	230	0.5%	0.5%	$1,611	0.7%	0.7%
2021	30	2,740	6.4%	6.9%	14,702	6.0%	6.7%
2022	65	2,828	6.6%	13.5%	20,843	8.5%	15.2%
2023	27	2,535	5.9%	19.4%	16,110	6.6%	21.8%
2024	30	10,277	24.1%	43.5%	42,958	17.5%	39.3%
2025	15	1,839	4.3%	47.8%	9,596	3.9%	43.2%
2026	3	949	2.2%	50.0%	6,289	2.6%	45.8%
2027	10	5,647	13.2%	63.2%	27,906	11.4%	57.2%
2028	21	2,921	6.9%	70.1%	20,607	8.4%	65.6%
2029	9	2,715	6.4%	76.5%	13,917	5.7%	71.3%
Thereafter	80	9,949	23.5%	100.0%	71,067	28.7%	100.0%
Total	303	42,630	100.0%		$245,606	100.0%

Weighted average remaining lease term (in years)		8.6			9.6

(1)
Rented square feet is pursuant to existing leases as of December 31, 2019, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of December 31, 2019, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of Total	% of Total
			No. of	Rented	Rented	Annualized Rental
		States	Properties	Sq. Ft. (1)	Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	FL, IN, SC, TN, VA	6	6,119	14.4%	14.2%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.2%	3.8%
3	The Procter & Gamble Distributing LLC	OH	1	1,791	4.2%	3.7%
4	Restoration Hardware, Inc.	MD	1	1,195	2.8%	2.5%
5	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.7%	2.1%
6	UPS Supply Chain Solutions, Inc.	NH	1	614	1.4%	2.0%
7	Par Hawaii Refining, LLC	HI	3	3,148	7.4%	1.9%
8	Servco Pacific Inc.	HI	4	537	1.3%	1.9%
9	SKF USA Inc.	MO	1	431	1.0%	1.7%
10	EF Transit, Inc.	IN	1	535	1.3%	1.6%
11	BJ's Wholesale Club, Inc.	NJ	1	634	1.5%	1.4%
12	Subaru of America, Inc.	IN	1	963	2.3%	1.4%
13	Shurtech Brands, LLC	OH	1	645	1.5%	1.4%
14	Safeway Inc.	HI	2	146	0.3%	1.4%
15	Manheim Remarketing, Inc.	HI	1	338	0.8%	1.3%
16	The Toro Company	IA	1	644	1.5%	1.2%
17	Exel Inc.	SC	1	945	2.2%	1.2%
18	Trex Company, Inc.	NV, VA	2	646	1.5%	1.2%
19	A.L. Kilgo Company, Inc.	HI	5	310	0.7%	1.2%
20	Avnet, Inc.	OH	1	581	1.4%	1.2%
21	Cummins Inc.	KY	1	604	1.4%	1.2%
22	Warehouse Rentals Inc.	HI	5	278	0.7%	1.1%
23	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	0.8%	1.1%
24	Whirlpool Corporation	IN	1	805	1.9%	1.0%
	Total			23,934	56.2%	52.7%

(1)
Rented square feet is pursuant to existing leases as of December 31, 2019 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of December 31, 2019, our Mainland Properties represented approximately 59.1% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Because of the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties.
Hawaii Properties. As of December 31, 2019, our Hawaii Properties represented approximately 40.9% of our annualized rental revenues. As of December 31, 2019, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of December 31, 2019 subject to rent reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of December 31, 2019
Scheduled to Reset
Resets open from prior periods	$1,901
2020	2,681
2021	2,610
2022	4,209
2023	2,094
2024	2,100
2025 and thereafter	14,841
Total	$30,436
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
Tenant Review Process. Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.
Investment Activities (dollars in thousands)
During the year ended December 31, 2019, we acquired 30 properties with a combined 13,288,180 rentable square feet for an aggregate purchase price of $936,750, excluding acquisition related costs of $4,800.
In February 2020, we acquired a net leased Class A e-commerce distribution center located in Goodyear, AZ with approximately 820,000 rentable square feet for a purchase price of $72,000, excluding acquisition related costs. This property is 100% leased and has a remaining lease term of approximately six years.
For more information regarding our investment activities, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities (dollars in thousands)
In January 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties containing approximately 9.6 million square feet located on the island of Oahu, HI. In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our Mainland Properties containing an aggregate of approximately 8.2 million rentable square feet and are located in eight states. We used the proceeds from these mortgage loans to reduce outstanding borrowings under our $750,000 unsecured revolving credit facility and to fund acquisitions. In April 2019, we assumed a $56,980 secured mortgage note in connection with one of our acquisitions.
In February 2020, we entered into agreements related to a joint venture with an Asian institutional investor for up to 12 of our Mainland Properties, including 11 properties secured by our $350,000 mortgage loan we obtained in October 2019. The investor will contribute approximately $108,300, which includes certain costs associated with the formation of the joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in the joint venture. The investment amount is based on an aggregate property valuation of $680,000, less approximately $407,000 of existing mortgage debt on the properties at the time of the investment. We closed the joint venture with 11 of the 12 properties and the investor will initially contribute approximately $82,000 with the balance contributed when the twelfth property is added. We expect to use the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility.
For more information regarding our financing activities, see “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below.

RESULTS OF OPERATIONS
Year Ended December 31, 2019, Compared to Year Ended December 31, 2018 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2019	2018	Change	Change	2019	2018	Change	2019	2018	Change	Change

Rental income	$164,644	$159,981	$4,663	2.9%	$64,590	$2,549	$62,041	$229,234	$162,530	$66,704	41.0%

Operating expenses:
Real estate taxes	21,835	19,104	2,731	14.3%	8,532	238	8,294	30,367	19,342	11,025	57.0%
Other operating expenses	12,524	12,824	(300)	(2.3)%	5,119	181	4,938	17,643	13,005	4,638	35.7%
Total operating expenses	34,359	31,928	2,431	7.6%	13,651	419	13,232	48,010	32,347	15,663	48.4%

Net operating income (3)	$130,285	$128,053	$2,232	1.7%	$50,939	$2,130	$48,809	181,224	130,183	51,041	39.2%

Other expenses:
Depreciation and amortization								61,927	28,575	33,352	116.7%
General and administrative								17,189	11,307	5,882	52.0%
Total other expenses								79,116	39,882	39,234	98.4%
Interest income								743	200	543	n/m
Interest expense								(50,848)	(16,081)	(34,767)	n/m
Income before income tax expense and equity earnings of an investee								52,003	74,420	(22,417)	(30.1)%
Income tax expense								(171)	(32)	(139)	n/m
Equity in earnings of an investee								666	—	666	n/m
Net income								$52,498	$74,388	$(21,890)	(29.4)%

Weighted average common shares outstanding - basic								65,049	64,139	910	1.4%
Weighted average common shares outstanding - diluted								65,055	64,140	915	1.4%

Net income per common share - basic and diluted								$0.81	$1.16	$(0.35)	(30.2)%
n/m - not meaningful

(1)	Consists of 266 buildings leasable land parcels and easements that we owned (including for the period that SIR owned our properties prior to our IPO) continuously since January 1, 2018.

(2)	Consists of 34 properties that we acquired during the period from January 1, 2018 to December 31, 2019.

(3)	See our definition of NOI and our reconciliation of net income to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2019, compared to the year ended December 31, 2018. Our acquisition activity reflects our acquisition of 34 properties during the period from January 1, 2018 to December 31, 2019. For a comparison of consolidated results for the year ended December 31, 2018 compared to the year ended December 31, 2017, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Rental income. The increase in rental income is primarily a result of our acquisition activity as well as leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $4,345 for the 2019 period and approximately $4,739 for the 2018 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $1,195 for the 2019 period and approximately $401 for the 2018 period.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and higher tax assessments at certain of our comparable properties.
Other operating expenses. Other operating expenses primarily include snow removal, legal and property management fees and prior to January 1, 2019, bad debt expense; beginning January 1, 2019, the applicable accounting standards require bad debts to be recorded as a reduction of revenues rather than as an expense. Other operating expenses also included bad debt expense in the 2018 period. The increase in other operating expenses is primarily due to our acquisition activity, partially offset by a decrease in other operating expenses at our comparable properties. The decrease in other operating expenses at our comparable properties is primarily due to a decrease in bad debts recorded as expense and higher snow removal expenses in the 2018 period, partially offset by increases in insurance expense and repairs and maintenance costs during the 2019 period at certain of our comparable properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and an increase in depreciation of capital improvements at certain of our properties after January 1, 2018.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement, legal fees, audit fees, Trustee fees and equity compensation expense. The increase in general and administrative expenses primarily reflects an increase in business management fees as a result of our acquisition activity as well as an increase in our equity compensation expense and increased legal and accounting expenses.
Interest income. Interest income represents interest earned on our cash balances. The increase in interest income is primarily a result of a larger amount of investable cash in the 2019 period compared to the 2018 period.
Interest expense. The increase in interest expense in the 2019 period is primarily due to increased net borrowings used to fund our acquisition activity in the 2019 period.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which we acquired in December 2018.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including NOI, FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

The following table presents the reconciliation of net income to NOI for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Reconciliation of Net Income to NOI:
Net income	$52,498	$74,388
Equity in earnings of an investee	(666)	—
Income tax expense	171	32
Income before income tax expense and equity earnings of an investee	52,003	74,420
Interest expense	50,848	16,081
Interest income	(743)	(200)
General and administrative	17,189	11,307
Depreciation and amortization	61,927	28,575
NOI	$181,224	$130,183

NOI:
Hawaii Properties	$74,968	$73,523
Mainland Properties	106,256	56,660
NOI	$181,224	$130,183
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents our calculation of FFO and Normalized FFO and reconciliations of net income to FFO and Normalized FFO for the year ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Year Ended December 31,
	2019	2018
Reconciliation of Net Income to FFO and Normalized FFO:
Net income	$52,498	$74,388
Plus: depreciation and amortization	61,927	28,575
FFO and Normalized FFO	$114,425	$102,963

FFO and Normalized FFO per common share - basic and diluted	$1.76	$1.61

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
Cash flows provided by (used in) operating, investing and financing activities were $116,300, ($893,393) and $802,035, respectively, for the year ended December 31, 2019 and $96,763, ($135,527) and $48,372, respectively, for the year ended December 31, 2018. The increase in net cash provided by operating activities for the year ended December 31, 2019 compared to the prior year is primarily due to increased operating cash flow from our acquisitions of properties after our IPO and changes in our working capital. The increase in net cash used in investing activities for the year ended December 31, 2019 compared to the prior year is primarily due to our acquisition of 30 properties in the 2019 period compared to four properties in the prior year. The increase in cash provided by financing activities was primarily due to an increase in net borrowings to fund our acquisition activities during 2019.
Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase ‘‘turn around’’ properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.
As of December 31, 2019, we had cash and cash equivalents of $28,415. To maintain our qualification for taxation as a REIT under the IRC, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At December 31, 2019, the interest rate premium on our revolving credit facility was 155 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.26%. As of December 31, 2019 and February 19, 2020, we had $310,000 and $385,000, respectively, outstanding under our revolving credit facility and $440,000 and $365,000, respectively, available to borrow under our revolving credit facility.
Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.
On January 29, 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, HI. This non-amortizing loan matures on February 7, 2029 and requires monthly payments of interest only at a fixed rate of 4.31% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility and to fund acquisitions.

In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our Mainland Properties containing an aggregate of approximately 8.2 million rentable square feet and located in eight states. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.
In connection with the acquisition of a portfolio of 20 industrial properties in April 2019, we assumed a $56,980 mortgage note secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. This non-amortizing loan matures on October 1, 2023 and requires monthly payments of interest only at a fixed rate of 3.60% per annum.
As of December 31, 2019, including the mortgage debt described in the preceding three paragraphs, we had four mortgage notes payable with an aggregate principal amount of $1,105,730, which are scheduled to mature in 2020, 2023 and 2029.
In February 2020, we entered into agreements related to a joint venture with an Asian institutional investor for up to 12 of our Mainland Properties, including 11 properties secured by our $350,000 mortgage loan we obtained in October 2019. The investor will contribute approximately $108,300, which includes certain costs associated with the formation of the joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in the joint venture. The investment amount is based on an aggregate property valuation of $680,000, less approximately $407,000 of existing mortgage debt on the properties at the time of the investment. We closed the joint venture with 11 of the 12 properties and the investor will initially contribute approximately $82,000 with the balance contributed when the twelfth property is added. We expect to use the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility.
On January 17, 2018, we completed our IPO, in which we issued 20,000,000 of our common shares for net proceeds of $444,309, after deducting the underwriting discounts and commissions and expenses. For more information regarding our IPO and our application of the net proceeds, see Notes 1, 8 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We expect to use borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage notes in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or and equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
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
During the year ended December 31, 2019, we paid quarterly cash distributions to our shareholders totaling $85,937 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2019, see Note 6 to the Notes to the Consolidated Financial Statements included in Part IV, of this Annual Report on Form 10-K.
On January 16, 2020, we declared a regular quarterly distribution of $0.33 per common share, or $21,509, to shareholders of record on January 27, 2020. We paid this distribution to our shareholders on February 20, 2020 using existing cash balances and borrowings under our revolving credit facility.
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

During the years ended December 31, 2019 and 2018, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended
	December 31,
	2019	2018
Tenant improvements (1)	$197	$1,431
Leasing costs (2)	1,538	1,723
Building improvements (3)	5,213	1,785
Development, redevelopment and other activities (4)	13,026	1,150
	$19,974	$6,089

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenues.
As of December 31, 2019, we had estimated unspent leasing related obligations of $793.
During the year ended December 31, 2019, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	450	1,591	2,041
Total leasing costs and concession commitments (1)	$1,238	$1,330	$2,568
Total leasing costs and concession commitments per square foot (1)	$2.75	$0.84	$1.26
Weighted average lease term by square feet (years)	14.5	7.9	9.4
Total leasing costs and concession commitments per square foot per year (1)	$0.19	$0.11	$0.13

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
As of December 31, 2019, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Borrowings under revolving credit facility	$310,000	$—	$310,000	$—	$—
Mortgage notes payable	1,105,730	48,750	—	56,980	1,000,000
Tenant related obligations (1)	793	592	201	—	—
Projected interest expense (2)	399,356	53,454	93,520	80,884	171,498
Total	$1,815,879	$102,796	$403,721	$137,864	$1,171,498

(1)	Committed tenant related obligations include leasing commissions, tenant improvements or other tenant inducements and are based on leases in effect as of December 31, 2019.

(2)
Projected interest expense is attributable to only our debt obligations as of December 31, 2019 at existing rates and is not intended to project future interest costs which may result from debt prepayments, discounts, debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable related to future borrowings under our revolving credit facility.

Off Balance Sheet Arrangements
As of December 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2019 were borrowings outstanding under our revolving credit facility, a $650,000 mortgage loan obtained in January 2019 that is secured by 186 properties, a $350,000 mortgage loan obtained in October 2019 that is secured by 11 of our Mainland Properties, a $56,980 mortgage note assumed in connection with an acquisition of a property in April 2019, and a $48,750 mortgage note assumed in connection with an acquisition of a property by SIR in 2015 that SIR contributed to us in connections with our IPO. Our mortgage notes are non-recourse, subject to certain limitations, except that, with respect to the $650,000 mortgage loan, the applicable loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2019, we believe we were in compliance with all the covenants and other terms under our credit agreement.
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
The loan agreements governing our mortgage loans contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. In addition, pursuant to the loan agreement and related documents governing our $650,000 mortgage loan, we are required to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of December 31, 2019, we believe we were in compliance with all the covenants and other terms under the agreements governing our mortgage notes.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including OPI (successor by merger to SIR).
For more information about these and other such relationships and related person transactions, see Notes 8, 9 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, our other filings with the SEC, including our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and the Transaction Agreement, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website,

www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant's financial condition (which may be affected by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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
Fixed Rate Debt
As of December 31, 2019, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property in Virginia)	$48,750	3.99%	$1,945	2020	Monthly
Mortgage note (one property in Florida) (2)	56,980	3.60%	2,051	2023	Monthly
Mortgage notes (186 properties in Hawaii)	650,000	4.31%	28,015	2029	Monthly
Mortgage notes (11 Mainland Properties) (2)	350,000	3.33%	11,655	2029	Monthly
	$1,105,730		$43,666

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

(2)
In February 2020, we entered into agreements for properties encumbered by these mortgages contributed or which we will contribute to a joint venture in which we own a 61% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect our partial ownership in the joint venture.

These mortgage notes require interest only payments until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $11,057.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2019 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $80,690.
Floating Rate Debt
At December 31, 2019, our floating rate debt consisted of $310,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2019:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2019	3.26%	$310,000	$10,106	$(0.16)
One percentage point increase	4.26%	$310,000	$13,206	$(0.20)

(1)	Based on the diluted weighted average common shares outstanding for the year ended December 31, 2019.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2019 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2019	3.26%	$750,000	$24,450	$(0.38)
One percentage point increase	4.26%	$750,000	$31,950	$(0.49)
(1) Based on the diluted weighted average common shares outstanding for the year ended December 31, 2019.

The foregoing table shows the impact of an immediate one percentage point change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and any other floating rate debt.

LIBOR Phase Out

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2019 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
On February 21, 2020, our Board of Trustees, pursuant to a recommendation of the Nominating and Governance Committee of our Board of Trustees, increased its size from five to seven members, with one new Trustee to be in Class III of our Board of Trustees with a term expiring at our 2021 annual meeting of shareholders and the other new Trustee to be in Class I of our Board of Trustees with a term expiring at our 2022 annual meeting of shareholders, and in order to fill the vacancies created by such increase, elected Laura A. Wilkin and Kevin C. Phelan, as Independent Trustees in Class III and Class I of our Board of Trustees, respectively. Ms. Wilkin and Mr. Phelan were also each elected as a member of the Compensation Committee and the Nominating and Governance Committee of our Board of Trustees, and Ms. Wilkin was also elected to the Audit Committee of our Board of Trustees.
Ms. Wilkin, age 55, has been a senior advisor at Boston Consulting Group, Inc., a management consulting firm, since November 2019. Prior to that she served as executive vice president and chief supply chain officer of Petco Animal Supplies, Inc., a retailer of pet food, supplies, services and companion animals in the United States, or Petco, from 2018 to 2019. Prior to joining Petco, Ms. Wilkin served as senior vice president, logistics, from 2016 to 2017, senior vice president, replenishment and flow strategy, from 2013 to 2016, and divisional vice president, supply chain, from 2010 to 2012, of Walmart Inc. Prior to joining Walmart, Ms. Wilkin held various senior supply chain roles at large retailers.
Mr. Phelan, age 75, has been co-chairman of the Boston office of Colliers International Group, Inc. (formerly known as Meredith & Grew, or M&G), a full service commercial real estate firm, since 2010. Prior to that he served as president since 2007 and prior to that as executive vice president of the executive committee, and director and partner of M&G. Mr. Phelan joined M&G in 1978 and established the finance and capital markets group. Prior to joining M&G, Mr. Phelan was a vice president at State Street Bank & Trust Co., where he was responsible for commercial lending. Mr. Phelan serves on a number of non-profit boards of directors and trustees.
There is no arrangement or understanding between Ms. Wilkin or Mr. Phelan and any other person pursuant to which Ms. Wilkin or Mr. Phelan, respectively, was selected as a Trustee. There are no transactions, relationships or agreements between Ms. Wilkin, Mr. Phelan and us that would require disclosure pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act.
Our Board of Trustees concluded that each of Ms. Wilkin and Mr. Phelan is qualified to serve as our Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our declaration of trust. For their service as Trustees, Ms. Wilkin and Mr. Phelan will be entitled to the compensation we generally provide to our Independent Trustees, with the annual cash fees prorated. A summary of our currently effective trustee compensation is filed as Exhibit 10.9 to this Annual Report on Form 10-K and is incorporated herein by reference. Consistent with those compensation arrangements, on February 21, 2020 we awarded to each of Ms. Wilkin and Mr. Phelan 3,000 of our common shares in connection with their election, all of which vested on the award date.
In connection with their elections, we entered into an indemnification agreement with each of Ms. Wilkin and Mr. Phelan, effective as of February 21, 2020, on substantially the same terms as the agreements previously entered into between us and each of our other Trustees. The form of indemnification agreement entered into between us and our Trustees is filed as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2018 Equity Compensation Plan, or the 2018 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2018 Plan. The terms of awards made under the 2018 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2019:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securityholders-2018 Plan	None.	None.	3,819,372 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	3,819,372 (1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2018 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2018 Plan.

Payments by us to RMR LLC employees are described in Notes 6 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

2.3
First Amendment to Agreement of Purchase and Sale, dated as of March 18, 2019, by and among the Company and certain indirect subsidiaries of Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

4.2	Description of Securities. (Filed herewith.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

10.1
Transaction Agreement, dated as of January 17, 2018, between the Company and Office Properties Income Trust (f/k/a Government Properties Income Trust) (as successor to Select Income REIT). (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.2
Credit Agreement, dated as of December 29, 2017, among the Company, Citibank, N.A., as administrative agent and collateral agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated December 29, 2017.)

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

10.6	2018 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 11, 2018.)

10.7	Form of Share Award Agreement.(+) (Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

10.8	Form of Indemnification Agreement.(+) (Filed herewith.)

10.9	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2019.)

10.10
Loan Agreement, dated as of January 29, 2019, among certain of the Company’s subsidiaries, as co-borrowers, and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., UBS AG and JPMorgan Chase Bank, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

10.11
Loan Agreement, dated as of October 21, 2019, among certain of the Company’s subsidiaries, as co-borrowers, and Morgan Stanley Bank, N.A., UBS AG and Bank of America, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 21, 2019.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Letter Agreement, dated as of January 29, 2019, between the Company and The RMR Group LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

99.2	Letter Agreement, dated as of February 21, 2020, between the Company and The RMR Group LLC. (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(+) Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Acquisition of Real Estate
Description of the Matter
As described in Note 3 to the consolidated financial statements, during 2019, the Company acquired 30 industrial properties for an aggregate purchase price of $941 million. These acquisitions were accounted for as asset acquisitions.

Auditing the Company’s accounting for these acquisitions was complex and highly judgmental due to the significant estimation required to determine the fair value of the acquired assets and assumed liabilities. The fair value estimates were sensitive to significant assumptions, such as market rents, costs to execute leases in current market conditions, discount rates, and capitalization rates. These significant assumptions are forward looking and could be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the accounting for real estate acquisitions. For example, we tested controls over the allocation of the purchase price to the acquired assets and assumed liabilities, including controls over management’s review of the methodologies and the significant assumptions used to determine fair value.

To test the accounting for real estate acquisitions, our audit procedures included, among other things, evaluating whether intangible assets or liabilities, including above market leases, below market leases and in-place leases, were properly identified, and evaluating the Company’s use of the income and market approach methodologies. We also tested the significant assumptions used to determine the fair value of acquired assets and assumed liabilities. For example, we compared the significant assumptions used to current industry and economic trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company and the significant assumptions that were used in determining the fair value estimates.

Impairment of Real Estate Properties
Description of the Matter
The Company’s net real estate properties totaled $2.2 billion as of December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company evaluates their properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Auditing management’s property impairment analysis was complex and involved a high degree of subjectivity due to the significant estimation required in determining the future undiscounted net cash flows expected to be generated from those assets with indicators of impairment. The future net undiscounted cash flows are sensitive to significant assumptions, such as hold periods, market rents, and terminal capitalization rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for assessing impairment of real estate properties. For example, we tested controls over management’s review of the future net undiscounted cash flows calculations, including the significant assumptions and data inputs used to develop the undiscounted cash flows.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the assumptions used to develop the estimated undiscounted cash flows used to assess the recoverability of real estate properties. Specifically, we evaluated the significant assumptions used to estimate the property cash flows, including market rents and terminal capitalization rates through comparison to current industry and economic trends and tested the completeness and accuracy of the underlying data supporting the significant assumptions. We compared the projected forecasted amounts to past performance of the properties and the Company’s history related to similar properties and other forecasted financial information prepared by the Company. We also held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties. We searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Boston, Massachusetts

February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on Internal Control Over Financial Reporting

We have audited Industrial Logistics Properties Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Industrial Logistics Properties Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a), and our report dated February 24, 2020, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2020

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$747,794	$670,501
Buildings and improvements	1,588,170	791,895
Total real estate properties, gross	2,335,964	1,462,396
Accumulated depreciation	(131,468)	(93,291)
Total real estate properties, net	2,204,496	1,369,105
Acquired real estate leases, net	138,596	75,803
Cash and cash equivalents	28,415	9,608
Restricted cash	6,135	—
Rents receivable, including straight line rents of $58,336 and $54,916, respectively	62,782	56,940
Deferred leasing costs, net	6,581	6,157
Debt issuance costs, net	2,954	4,430
Due from related persons	1,504	1,390
Other assets, net	3,438	11,178
Total assets	$2,454,901	$1,534,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$310,000	$413,000
Mortgage notes payable, net	1,096,608	49,195
Assumed real estate lease obligations, net	17,508	18,316
Accounts payable and other liabilities	16,475	12,040
Rents collected in advance	9,442	6,004
Security deposits	6,680	6,130
Due to related persons	2,498	1,653
Total liabilities	1,459,211	506,338

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,180,628 and 65,074,791 shares issued and outstanding, respectively	652	651
Additional paid in capital	999,302	998,447
Cumulative net income	142,155	89,657
Cumulative common distributions	(146,419)	(60,482)
Total shareholders' equity	995,690	1,028,273
Total liabilities and shareholders' equity	$2,454,901	$1,534,611

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Rental income	$229,234	$162,530	$156,506

Expenses:
Real estate taxes	30,367	19,342	17,868
Other operating expenses	17,643	13,005	10,913
Depreciation and amortization	61,927	28,575	27,315
Acquisition and transaction related costs	—	—	1,025
General and administrative	17,189	11,307	16,799
Total expenses	127,126	72,229	73,920

Interest income	743	200	—
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $2,017, $1,244 and ($494), respectively)	(50,848)	(16,081)	(2,439)
Income before income tax expense and equity in earnings of an investee	52,003	74,420	80,147
Income tax expense	(171)	(32)	(44)
Equity in earnings of an investee	666	—	—
Net income	$52,498	$74,388	$80,103

Weighted average common shares outstanding - basic	65,049	64,139	45,000
Weighted average common shares outstanding - diluted	65,055	64,140	45,000

Net income per common share - basic and diluted	$0.81	$1.16	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of		Additional	Cumulative	Cumulative
	Common	Common	Paid In	Net	Common	Ownership
	Shares	Shares	Capital	Income	Distributions	Interest	Total
Balance at December 31, 2016	—	$—	$—	$—	$—	$1,313,185	$1,313,185
Net income	—	—	—	15,269	—	64,834	80,103
Contributions	—	—	30,244	—	—	42,563	72,807
Distributions	—	—	(37,348)	—	—	(116,539)	(153,887)
Issuance of common shares and reclassification of ownership interest	45,000,000	450	553,593	—	—	(1,304,043)	(750,000)
Balance at December 31, 2017	45,000,000	450	546,489	15,269	—	—	562,208
Net income	—	—	—	74,388	—	—	74,388
Contributions	—	—	16,162	—	—	—	16,162
Distributions	—	—	(9,187)	—	—	—	(9,187)
Issuance of common shares, net	20,000,000	200	444,109	—	—	—	444,309
Share grants	77,400	1	926	—	—	—	927
Share forfeitures	(240)	—	—	—	—	—	—
Share repurchases	(2,369)	—	(52)	—	—	—	(52)
Distributions to common shareholders	—	—	—	—	(60,482)	—	(60,482)
Balance at December 31, 2018	65,074,791	651	998,447	89,657	(60,482)	—	1,028,273
Net income	—	—	—	52,498	—	—	52,498
Share grants	119,200	1	1,110	—	—	—	1,111
Share repurchases	(11,963)	—	(253)	—	—	—	(253)
Share forfeitures	(1,400)	—	(2)	—	—	—	(2)
Distributions to common shareholders	—	—	—	—	(85,937)	—	(85,937)
Balance at December 31, 2019	65,180,628	$652	$999,302	$142,155	$(146,419)	$—	$995,690

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,498	$74,388	$80,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,177	18,781	17,738
Net amortization of debt issuance costs, premiums and discounts	2,017	1,244	(494)
Amortization of acquired real estate leases and assumed real estate lease obligations	21,465	8,592	8,434
Amortization of deferred leasing costs	1,113	820	771
Provision for losses on rents receivable	—	1,198	704
Straight line rental income	(4,345)	(4,739)	(5,762)
Other non-cash expenses	1,109	927	—
Equity in earnings of Affiliates Insurance Company	(666)	—	—
Distributions of earnings from Affiliates Insurance Company	666	—	—
Change in assets and liabilities:
Rents receivable	(1,497)	(1,727)	436
Deferred leasing costs	(1,457)	(1,745)	(693)
Other assets	(594)	3,591	(4,431)
Due from related persons	(114)	(1,390)	—
Accounts payable and other liabilities	3,095	1,618	245
Rents collected in advance	3,438	210	(743)
Security deposits	550	456	33
Due to related persons	845	(5,461)	7,114
Net cash provided by operating activities	116,300	96,763	103,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(884,570)	(121,891)	(281)
Real estate improvements	(17,157)	(5,004)	(6,026)
Distributions in excess of earnings from Affiliates Insurance Company	8,334	—	—
Investment in Affiliates Insurance Company	—	(8,632)	—
Net cash used in investing activities	(893,393)	(135,527)	(6,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	444,309	—
Proceeds from issuance of mortgage notes payable	1,000,000	—	—
Borrowings under revolving credit facility	744,000	193,000	750,000
Repayments of revolving credit facility	(847,000)	(530,000)	—
Repayment of mortgage notes payable	—	—	(14,344)
Repayment of SIR note	—	—	(750,000)
Payment of debt issuance costs	(8,775)	(5,378)	(1,724)
Distributions to common shareholders	(85,937)	(60,482)	—
Repurchase of common shares	(253)	(52)	—
Contributions	—	16,162	72,807
Distributions	—	(9,187)	(153,887)
Net cash provided by (used in) financing activities	802,035	48,372	(97,148)

Increase in cash, cash equivalents and restricted cash	24,942	9,608	—
Cash and cash equivalents at beginning of period	9,608	—	—
Cash, cash equivalents and restricted cash at end of period	$34,550	$9,608	$—
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURES:
Interest paid	$46,072	$14,749	$2,752
Income taxes paid	$164	$—	$—
Interest capitalized	$187	$—	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$(56,980)	$—	$—

NON-CASH FINANCING ACTIVITIES:
Distribution to SIR of ownership interest	$—	$—	$(1,304,043)
Issuance of SIR note	$—	$—	$750,000
Issuance of common shares	$—	$—	$554,043
Assumption of mortgage notes payable	$56,980	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$28,415	$9,608	$—
Restricted cash	6,135	—	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$34,550	$9,608	$—

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
Industrial Logistics Properties Trust, or, collectively with its consolidated subsidiaries, we, us or our, is a real estate investment trust, or REIT, formed under Maryland law on September 15, 2017, as a wholly owned subsidiary of Select Income REIT, or SIR, a former publicly traded REIT that merged with a wholly owned subsidiary of Office Properties Income Trust (formerly known as Government Properties Income Trust), or OPI, on December 31, 2018.
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
On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or our IPO. At that time, we owned 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties (all square footage amounts included within these notes are unaudited). Our Initial Properties were contributed to us on September 29, 2017, by SIR. Two hundred twenty six (226) of these properties with a total of approximately 16,834,000 rentable square feet are located on the island of Oahu, HI. The remaining 40 properties have a total of approximately 11,706,000 rentable square feet and are located in 24 other states. In connection with our formation and this contribution of properties, we (1) issued to SIR 45,000,000 of our common shares of beneficial interest, $.01 par value per share, or our common shares, (2) issued to SIR a $750,000 non-interest bearing demand note, or the SIR Note, and (3) assumed three mortgage notes totaling $63,069, excluding premiums, that were secured by three of our Initial Properties.
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
The accounts of our Initial Properties are presented at SIR’s historical basis and are consolidated for prior periods presented as the transaction described in Note 1 has been accounted for as a reorganization of entities under common control in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 805-50-30, Business Combinations. Substantially all of the rental income received from our tenants and SIR’s other tenants was deposited in and commingled with SIR’s general funds during the periods prior to January 17, 2018. Prior to January 17, 2018, general and administrative costs of SIR were primarily allocated to us based on the historical cost of our real estate investments as a percentage of SIR’s historical cost of all of its real estate investments. In accordance with applicable accounting guidance, we believe this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if we operated as a standalone company and those differences may be material.
Real Estate Properties. We record properties at our cost and have presented our Initial Properties at their historical cost basis. Our real estate investments in lands are not depreciated. We calculate depreciation on other real estate investments on a straight line basis over estimated useful lives generally ranging from seven to 40 years.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine that renewal to be probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $1,195, $401 and $390 during the years ended December 31, 2019, 2018 and 2017, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or lease origination value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $22,661, $8,993 and $8,824 during the years ended December 31, 2019, 2018 and 2017, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2019 and 2018, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2019	2018
Acquired real estate leases:
Capitalized above market lease values	$28,723	$28,723
Less: accumulated amortization	(18,303)	(16,726)
Capitalized above market lease values, net	10,420	11,997

Lease origination value	186,758	99,727
Less: accumulated amortization	(58,582)	(35,921)
Lease origination value, net	128,176	63,806
Acquired real estate leases, net	$138,596	$75,803

Assumed real estate lease obligations:
Capitalized below market lease values	$36,278	$34,313
Less: accumulated amortization	(18,770)	(15,997)
Assumed real estate lease obligations, net	$17,508	$18,316

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of December 31, 2019, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 10.2 years, 7.1 years, and 12.0 years, respectively. Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2019 are estimated to be $24,708 in 2020, $21,676 in 2021, $19,136 in 2022, $17,269 in 2023, $11,846 in 2024 and $26,453 thereafter.
We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. No impairments exist on any of our properties as of December 31, 2019 and 2018.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of both December 31, 2019 and 2018, accrued environmental remediation costs of $6,940, were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income.
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
Restricted Cash. Restricted cash consists of amounts escrowed for future capital expenditures as required by certain of our mortgage notes.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $11,383 and $9,845 at December 31, 2019 and 2018, respectively, and accumulated amortization of deferred leasing costs totaled $4,802 and $3,688 at December 31, 2019 and 2018, respectively. Included in deferred leasing costs at December 31, 2019, was $83 of estimated costs associated with leases under negotiation. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2019, are estimated to be $851 in 2020, $786 in 2021, $675 in 2022, $519 in 2023, $480 in 2024 and $3,270 thereafter.
Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. As of both December 31, 2019 and 2018, we had debt issuance costs for our revolving credit facility totaling $5,907, and accumulated amortization of debt issuance costs for our revolving credit facility were $2,953 and $1,477 at December 31, 2019, and 2018, respectively. As of December 31, 2019, we had debt issuance costs, net of accumulated amortization, of $8,194 for certain of our mortgage notes payable obtained during 2019. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and mortgage notes payable as of December 31, 2019 are estimated to be $2,353 in 2020, $2,353 in 2021, $876 in 2022, $876 in 2023, $876 in 2024 and $3,814 thereafter.
Other Assets. Other assets consist of our investment in Affiliates Insurance Company, or AIC, prepaid insurance and prepaid real estate taxes. We account for our investment in AIC, until AIC was dissolved as described in Note 10, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. We acquired shares of common stock of AIC from SIR on December 31, 2018 for $8,632. Until its dissolution on February 13, 2020, we owned a 14.3% ownership interest in AIC. See Note 10 for more information regarding our investment in AIC.
Revenue Recognition. We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. We adopted these standards which were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of shareholders' equity in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our consolidated financial statements. Upon adoption, (i) allowances for bad debts are now recognized as a direct reduction of rental income, and (ii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are now included in "rental income" in our consolidated financial statements. For periods prior to January 1, 2019, we maintained an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance was based on the tenants’ payment histories and then current credit profiles, as well as other considerations. Provisions for credit losses prior to January 1, 2019 were previously included in other operating expenses in our consolidated financial statements and prior periods were not reclassified to conform to the current presentation.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income, and percentage rents until the specific events that trigger the variable payments have occurred. Such payments totaled $40,898 for the year ended December 31, 2019, of which tenant reimbursements totaled $38,755.
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply ASC 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income.
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
The following table presents our operating lease maturity analysis as of December 31, 2019:

Year	Amount
2020	$203,971
2021	202,109
2022	194,209
2023	175,676
2024	152,267
Thereafter	1,185,405
Total	$2,113,637

For the years ended December 31, 2018 and 2017, rental income from operating leases was recognized on a straight line basis over the lives of lease agreements. We deferred the recognition of contingent rental income, such as percentage rents, until the specific targets that triggered the contingent rental income was achieved. Contingent rental income recognized for the years ended December 31, 2018 and 2017 totaled $941 and $650, respectively. Tenant reimbursements and other income, which included property level operating expenses, capital expenditures reimbursed by our tenants, contingent rental income as well as other incidental revenues, totaled $23,219 and $21,680 for the years ended December 31, 2018 and 2017, respectively.
Income Taxes. Until January 17, 2018, we were a wholly owned subsidiary of SIR, which was taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, until January 17, 2018, we were a qualified REIT subsidiary and a disregarded entity for income tax purposes. We have qualified for taxation as a REIT under the IRC for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2018 and intend to maintain such qualification. Accordingly, we generally are not, and will not be, subject to U.S. federal income taxes provided we distribute our taxable income and meet certain organization and operating requirements to qualify for taxation as a REIT. We are, however, subject to certain state and local taxes.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Use of Estimates. Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include purchase price allocations, useful lives of fixed assets, the assessments of the carrying values and impairments of long lived assets and the allowance for doubtful accounts.
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
New Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect to adopt the standard using the modified retrospective approach. The implementation of this standard is not expected to have a material impact in our consolidated financial statements.
Note 3. Real Estate Properties
As of December 31, 2019, we owned 300 properties with a total of approximately 42,939,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,756,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 74 properties with a total of approximately 26,183,000 rentable square feet of industrial properties located in 29 other states, or our Mainland Properties.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the years ended December 31, 2019, 2018 and 2017, approximately 43.9%, 59.7% and 60.2%, respectively, of our rental income were from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $31,623, $16,047 and $15,938 of our rental income for the years ended December 31, 2019, 2018 and 2017, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

2019 Acquisitions:
During the year ended December 31, 2019, we completed the acquisition of 30 industrial properties containing a combined 13,288,180 rentable square feet for an aggregate purchase price of $941,550, including acquisition related costs of $4,800. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Acquired
		Number	Rentable			Buildings	Acquired	Real Estate	Discount
		of	Square	Purchase		and	Real Estate	Lease	on Assumed
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases	Obligations	Debt
February 2019	2 mainland states	7	3,708,343	$250,276	$19,558	$205,811	$24,907	$—	$—
April 2019	Indianapolis, IN	1	493,500	30,517	2,817	24,836	2,864	—	—
April 2019	12 mainland states	20	8,694,321	628,457	52,546	519,829	56,715	(1,965)	1,332
August 2019	Columbus, OH	2	392,016	32,300	2,393	27,363	2,544	—	—
		30	13,288,180	$941,550	$77,314	$777,839	$87,030	$(1,965)	$1,332

In October 2018, we acquired a land parcel adjacent to a property we own located in Ankeny, IA for a purchase price of $450, excluding acquisition related costs. During the year ended December 31, 2019, we completed the development of a 194,000 square foot property expansion for an existing tenant at this property for $13,507.
In February 2020, we acquired a net leased Class A e-commerce distribution center located in Goodyear, AZ with approximately 820,000 rentable square feet for a purchase price of $72,000, excluding acquisition related costs. This property is 100% leased and has a remaining lease term of approximately six years.
In February 2020, we entered into agreements related to a joint venture with an Asian institutional investor for up to 12 of our Mainland Properties, including 11 properties secured by our $350,000 mortgage loan we obtained in October 2019. The investor will contribute approximately $108,300, which includes certain costs associated with the formation of the joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in the joint venture. The investment amount is based on an aggregate property valuation of $680,000, less approximately $407,000 of existing mortgage debt on the properties at the time of the investment. We closed the joint venture with 11 of the 12 properties and the investor will initially contribute approximately $82,000 with the balance contributed when the twelfth property is added. We expect to use the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility.
During the year ended December 31, 2019, we committed $2,568 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 2,040,000 square feet. Committed but unspent tenant related obligations based on existing leases as of December 31, 2019 were $793.
2018 Acquisitions:
During the year ended December 31, 2018, we completed the acquisition of four industrial properties containing a combined 985,235 rentable square feet for an aggregate purchase price of $121,385, including acquisition related costs of $1,360. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices of these acquisitions based on the estimated fair value of the acquired assets as follows:

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 4. Indebtedness

As of December 31, 2019 and 2018, our outstanding indebtedness consisted of the following:

					Net Book
	Principal Balance as of				Value
	December 31,				of Collateral
			Interest		At December 31,
	2019 (1)	2018 (1)	Rate	Maturity	2019
Unsecured revolving credit facility (2)	$310,000	$413,000	3.26%	Dec 2021	$—
Mortgage note payable (secured by one property in Virginia)	48,750	48,750	3.48%	Nov 2020	63,213
Mortgage note payable (secured by one property in Florida)	56,980	—	4.22%	Oct 2023	106,048
Mortgage note payable (secured by 186 properties in Hawaii)	650,000	—	4.31%	Feb 2029	492,371
Mortgage note payable (secured by 11 Mainland Properties)	350,000	—	3.33%	Nov 2029	499,572
	1,415,730	461,750			$1,161,204
Unamortized debt issuance costs, premiums and discounts	(9,122)	445
	$1,406,608	$462,195

(1) The principal balances are the amounts stated in contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(2) The maturity date of our revolving credit facility is December 29, 2021 and we have the option to extend the maturity date for two, six month periods through December 29, 2022.

On December 29, 2017, we obtained a $750,000 secured revolving credit facility which initially had a maturity date of March 29, 2018. Upon the completion of our IPO, our secured revolving credit facility became a $750,000 unsecured revolving credit facility and the maturity date was extended to December 29, 2021. Borrowings under our revolving credit facility are available for our general business purposes, including acquisitions. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility until and if such time as we make a ratings election, and thereafter we will be required to pay a facility fee in lieu of such commitment fee based on the maximum amount of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of December 31, 2019 and 2018, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 155 basis points and LIBOR plus 130 basis points, respectively. As of December 31, 2019 and 2018, the interest rate payable on borrowings under our revolving credit facility was 3.26% and 3.81%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.68% and 3.33% for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and February 19, 2020, we had $310,000 and $385,000, respectively, outstanding under our revolving credit facility and $440,000 and $365,000, respectively, available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at December 31, 2019.
In January 2019, we obtained a $650,000 mortgage loan secured by 186 of our properties located on the island of Oahu, HI containing approximately 9.6 million square feet. This non-amortizing loan matures on February 7, 2029 and requires monthly payments of interest only at a fixed rate of 4.31% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility and to fund acquisitions.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our Mainland Properties located in eight states containing an aggregate of approximately 8.2 million rentable square feet. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.
In connection with the acquisition of a portfolio of 20 industrial properties in April 2019, as discussed in Note 3, we assumed a $56,980 mortgage note secured by one property containing approximately 1.0 million square feet located in Ruskin, FL. This non-amortizing loan matures on October 1, 2023 and requires monthly payments of interest only at a fixed rate of 3.60% per annum. We recorded a $1,332 discount in connection with this assumed mortgage note, which increased its effective interest rate to 4.22% per annum. We recorded this discount as we believed the interest rate payable on this mortgage note was below the rate we would have had to pay for debt with the same maturity and similar other terms at the time we assumed this obligation.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2019 are as follows:

	Principal
Year	Payment
2020	$48,750
2021	310,000
2022	—
2023	56,980
2024	—
Thereafter	1,000,000
	$1,415,730	(1)

(1)	Total debt outstanding as of December 31, 2019, including unamortized debt issuance costs, premiums and discounts, was $1,406,608.

Note 5. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, security deposits, rents collected in advance and amounts due from or to related persons. At December 31, 2019 and 2018, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to the short term nature or floating interest rates, except as follows:

	At December 31, 2019		At December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$1,096,608	$1,143,437	$49,195	$48,642
(1) Includes unamortized debt issuance costs, premiums and discounts of $9,122 and ($445) as of December 31, 2019 and 2018, respectively.
We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 6. Shareholders’ Equity
Common Share Awards:
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the years ended December 31, 2019 and 2018, we awarded to our officers and other employees of RMR LLC annual share awards of 104,200 and 54,400 of our common shares, respectively, valued at $2,260 and $1,269, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also granted each of our Trustees 3,000 common shares in 2019 with an aggregate value of $281 ($56 per Trustee). During 2018, we granted each of our then Trustees 1,000 of our common shares with an aggregate value of $104 ($21 per Trustee) as compensation for the period from our IPO to May 2018 and granted each of our then Trustees 3,000 common shares with an aggregate value of $314 ($63 per Trustee) as part of their annual compensation. We granted an additional 3,000 common shares in December 2018, with an aggregate value of $61 to one of our Managing Trustees, who was elected as a Managing Trustee in December 2018. The values of the share grants were based upon the closing price of our common shares trading on Nasdaq on the dates of grants. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.
A summary of shares granted, vested and forfeited under the terms of the 2018 Plan for the year ended December 31, 2019 is as follows:

	Year Ended
	December 31, 2019		December 31, 2018

		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Unvested at beginning of year	43,280	$23.33	—	$—
Granted	119,200	21.32	77,400	22.60
Vested	(52,880)	20.78	(33,880)	21.64
Forfeited	(1,400)	22.39	(240)	23.33
Unvested at end of year	108,200	$22.08	43,280	$23.33

The 108,200 unvested shares as of December 31, 2019 are scheduled to vest as follows: 29,220 shares in 2020, 29,220 shares in 2021, 29,220 shares in 2022 and 20,540 in 2023. As of December 31, 2019, the estimated future compensation expense for the unvested shares was approximately $2,197. The weighted average period over which the compensation expense will be recorded is approximately 26 months. During the years ended December 31, 2019 and 2018, we recorded $1,109 and $927, respectively, of compensation expense related to the 2018 Plan.
At December 31, 2019, 3,819,372 common shares remain available for issuance under the 2018 Plan.
Common Share Purchases:
During the years ended December 31, 2019 and 2018, we repurchased our common shares from our current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase date, as follows:

Date Purchased	Number of Shares	Price per Share
12/18/2019	125	$21.09
9/25/2019	9,808	$21.27
7/3/2019	668	$21.48
4/5/2019	1,362	$20.49
9/24/2018	2,369	$22.08

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Distributions:
During the years ended December 31, 2019 and 2018, we paid distributions on our common shares as follows:

	Annual Per		Characterization of Distribution
	Share	Total	Return of	Ordinary
Year	Distribution	Distribution	Capital	Income
2019	$1.32	$85,937	21.8%	78.2%
2018	$0.93	$60,482	—%	100.0%

On January 16, 2020, we declared a regular quarterly distribution of $0.33 per common share, or $21,509, to shareholders of record on January 27, 2020. We paid this distribution to our shareholders on February 20, 2020.
Note 7. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares for basic earnings per share	65,049	64,139	45,000
Effect of dilutive securities: unvested share awards	6	1	—
Weighted average common shares for diluted earnings per share	65,055	64,140	45,000

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
We do not have any employees. As a wholly owned subsidiary of SIR, until the completion of our IPO, we received services from RMR LLC under SIR’s management agreements with RMR LLC. In connection with our IPO, we entered two agreements with RMR LLC to provide management services to us that were substantially similar to the terms of the then management agreements between SIR and RMR LLC. See Note 9 for more information regarding our management agreements with RMR LLC.
For periods prior to the completion of our IPO on January 17, 2018, base management fees payable by SIR under SIR’s business management agreement with RMR LLC were calculated based on the historical costs of our Initial Properties and incentive management fees payable by SIR and allocated to us were based on the percentage of the base management fees allocated to us compared to the total base management fees paid by SIR. Base management fees paid by SIR allocated to us by SIR for the period from January 1, 2018 to January 16, 2018 and the year ended December 31, 2017 were $308 and $6,823, respectively. These amounts are included in other operating expenses in our consolidated financial statements. The incentive management fee allocated to us by SIR for the year ended December 31, 2017 and paid by SIR to RMR LLC in January 2018 was $7,660. General and administrative expenses incurred by SIR were allocated to us by SIR for periods prior to our IPO based on the percentage of the base management fees allocated to us compared to the total base management fees paid by SIR.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

RMR LLC was paid, by SIR, property management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees allocated to us by SIR for the period from January 1 to January 16, 2018 and the year ended December 31, 2017 were $230 and $4,244, respectively. These amounts were calculated based upon gross collected rents and construction supervision services provided at or for our Initial Properties. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Under SIR’s management agreements with RMR LLC, SIR was generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf, including the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. The total of these property management related reimbursements paid to RMR LLC for costs incurred by RMR LLC related to our Initial Properties for the period from January 1 to January 16, 2018 and the year ended December 31, 2017 were $120 and $2,512 respectively. These amounts are included in other operating expenses in our consolidated financial statements for these periods.
We also paid or reimbursed SIR for our allocated portion of certain insurance policies. The total of these insurance related reimbursements paid to SIR for costs for the period from January 1 to January 16, 2018 was $4. See Note 10 for more information.
See Notes 9 and 10 for more information regarding our relationships, agreements and transactions with RMR LLC and SIR.
Note 9. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. Upon completion of our IPO on January 17, 2018, we entered two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations. See Notes 8 and 10 for more information regarding our relationship, agreements and transactions with RMR LLC prior to our IPO.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

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
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. Effective as of January 1, 2019, we amended our business management agreement with RMR LLC so that the SNL U.S. Industrial REIT Index will be used for periods beginning on and after January 1, 2019, with the SNL U.S. REIT Equity Index used for periods ending on or prior to December 31, 2018.

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

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued or if we repurchase our common shares during the measurement period.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $11,897 for the year ended December 31, 2019 and $7,269 for the period from January 17, 2018 through December 31, 2018. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for the years ended December 31, 2019 and 2018. We did not incur any incentive management fee pursuant to our business management agreement for the periods ended December 31, 2019 and 2018.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $7,548 and $4,680 for the year ended December 31, 2019 and for the period from January 17, 2018 through December 31, 2018, respectively. These amounts are included in operating expenses in our consolidated statements of comprehensive income, or capitalized, as appropriate.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $4,269 and $2,908 for these expenses and costs for the year ended December 31, 2019 and for the period from January 17, 2018 through December 31, 2018, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, for these periods.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2039, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

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

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John Murray, our other Managing Trustee and President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services, including SIR prior to its merger into OPI’s subsidiary.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations. See Note 9 for more information regarding our management agreements with RMR LLC.
Share Awards to RMR LLC Employees. As described in Note 6, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 6 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on the vesting of share awards.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

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
OPI and SIR owed to us $1,504 and $865 as of December 31, 2019 and 2018, respectively, for rents that they collected on our behalf from certain of our tenants as a result of SIR having previously owned those properties and being the landlord of those tenants prior to SIR having contributed those properties to us in connection with our IPO, and which were due to us. OPI paid these amounts due to us or collected on our behalf in January 2020 and 2019, respectively.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR LLC provides management services owned AIC in equal amounts. Certain of our Trustees and certain trustees or directors of the other AIC shareholders served on the board of directors of AIC, until its dissolution.
We (including, prior to our IPO, through SIR, as SIR’s subsidiary) and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. SIR allocated to us the portion of the premiums for this insurance program, including taxes and fees, covering our Initial Properties, which allocations were $266, $320 and $351 for the policy years ended June 30, 2019, 2018 and 2017, respectively. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
On February 13, 2020, AIC was dissolved and in connection with its dissolution, we and each AIC shareholders received an initial liquidating distribution of $9,000 from AIC in December 2019.

As of December 31, 2019 and 2018, our investment in AIC had a carrying value of $298 and $8,632, respectively. This amount is included in other assets in our consolidated balance sheets. We recognized income related to our investment in AIC of $666 for the year ended December 31, 2019, which is presented as equity in earnings of an investee in our consolidated statement of comprehensive income. We did not recognize any income related to our investment in AIC for the year ended December 31, 2018.
RMR LLC historically provided management and administrative services to AIC for a fee equal to 3.0% of the total premiums paid for insurance arranged by AIC. As a result of the property insurance program having been discontinued as of June 30, 2019, AIC has not incurred fees payable to RMR LLC since that time.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. Prior to SIR’s distribution of our common shares to its shareholders, as a majority owned subsidiary of SIR, we were provided coverage under this policy and SIR allocated a portion of its cost of the policy to us. We paid $160 for the year ended December 31, 2019 for this insurance and the cost of this insurance SIR allocated to us was $90 and $116 for the years ended December 31, 2018, and 2017, respectively.
Note 11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2019 and 2018:

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$45,987	$60,090	$60,958	$62,199
Net income	$16,786	$13,116	$10,922	$11,674
Net income per common share—basic and diluted	$0.26	$0.20	$0.17	$0.18
Common distributions declared	$0.33	$0.33	$0.33	$0.33

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$40,605	$39,420	$40,431	$42,074
Net income	$19,232	$18,726	$18,142	$18,288
Net income per common share—basic and diluted	$0.31	$0.29	$0.28	$0.28
Common distributions declared	$—	$0.27	$0.33	$0.33

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	4501 Industrial Drive	Fort Smith	AR	Mainland Properties		$900	$3,485	$—	$900	$3,485	$4,385	$(428)	1/29/2015	2013
2	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Properties		800	7,412	39	800	7,451	8,251	(913)	1/29/2015	2012
3/4	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Properties		3,100	12,955	46	3,100	13,001	16,101	(1,632)	1/29/2015	1973
5	3870 Ronald Reagan Boulevard	Johnstown	CO	Mainland Properties		2,780	9,722	—	2,780	9,722	12,502	(236)	4/9/2019	2007
6	150 Greenhorn Drive	Pueblo	CO	Mainland Properties		200	4,177	—	200	4,177	4,377	(514)	1/29/2015	2013
7	2 Tower Drive	Wallingford	CT	Mainland Properties		1,471	2,165	569	1,471	2,734	4,205	(727)	10/24/2006	1978
8	235 Great Pond Drive	Windsor	CT	Mainland Properties		2,400	9,469	—	2,400	9,469	11,869	(1,756)	7/20/2012	2004
9	10450 Doral Boulevard	Doral	FL	Mainland Properties		15,225	28,102	—	15,225	28,102	43,327	(1,406)	6/27/2018	1996
10	2100 NW 82nd Avenue	Miami	FL	Mainland Properties		144	1,297	454	144	1,751	1,895	(797)	3/19/1998	1987
11	3350 Laurel Ridge Avenue	Ruskin	FL	Mainland Properties	(A)	8,351	99,771	—	8,351	99,771	108,122	(2,074)	4/9/2019	2014
12	1000 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	2,252	—	—	2,252	—	2,252	—	12/5/2003	—
13	1001 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	15,155	3,312	92	15,155	3,404	18,559	(1,354)	12/5/2003	—
14	1024 Kikowaena Place	Honolulu	HI	Hawaii Properties	(B)	1,818	—	—	1,818	—	1,818	—	12/5/2003	—
15	1024 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,385	—	—	1,385	—	1,385	—	12/5/2003	—
16	1027 Kikowaena Place	Honolulu	HI	Hawaii Properties	(B)	5,444	—	—	5,444	—	5,444	—	12/5/2003	—
17	1030 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	5,655	—	—	5,655	—	5,655	—	12/5/2003	—
18	1038 Kikowaena Place	Honolulu	HI	Hawaii Properties	(B)	2,576	—	—	2,576	—	2,576	—	12/5/2003	—
19	1045 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	819	—	—	819	—	819	—	12/5/2003	—
20	1050 Kikowaena Place	Honolulu	HI	Hawaii Properties	(B)	1,404	873	—	1,404	873	2,277	(350)	12/5/2003	—
21	1052 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,703	—	240	1,703	240	1,943	(85)	12/5/2003	—
22	1055 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,216	—	—	1,216	—	1,216	—	12/5/2003	—
23	106 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	1,113	—	275	1,114	274	1,388	(66)	12/5/2003	1966
24	1062 Kikowaena Place	Honolulu	HI	Hawaii Properties	(B)	1,049	598	—	1,049	598	1,647	(240)	12/5/2003	—
25	1122 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	5,781	—	—	5,781	—	5,781	—	12/5/2003	—
26	113 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	3,729	—	—	3,729	—	3,729	—	12/5/2003	—
27	1150 Kikowaena Place	Honolulu	HI	Hawaii Properties	(B)	2,445	—	—	2,445	—	2,445	—	12/5/2003	—
28	120 Mokauea Street	Honolulu	HI	Hawaii Properties	(B)	1,953	—	943	1,953	943	2,896	(127)	12/5/2003	1970
29	120 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	1,132	11,307	1,423	1,130	12,732	13,862	(4,638)	11/23/2004	2004
30	120B Mokauea Street	Honolulu	HI	Hawaii Properties	(B)	1,953	—	—	1,953	—	1,953	—	12/5/2003	1970

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
31	125 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	1,630	—	—	1,630	—	1,630	—	12/5/2003	—
32	125B Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	2,815	—	—	2,815	—	2,815	—	12/5/2003	—
33	1330 Pali Highway	Honolulu	HI	Hawaii Properties	(B)	1,423	—	—	1,423	—	1,423	—	12/5/2003	—
34	1360 Pali Highway	Honolulu	HI	Hawaii Properties	(B)	9,170	—	161	9,170	161	9,331	(114)	12/5/2003	—
35	140 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	1,100	—	—	1,100	—	1,100	—	12/5/2003	—
36	142 Mokauea Street	Honolulu	HI	Hawaii Properties	(B)	2,182	—	1,537	2,182	1,537	3,719	(401)	12/5/2003	1972
37	148 Mokauea Street	Honolulu	HI	Hawaii Properties	(B)	3,476	—	—	3,476	—	3,476	—	12/5/2003	—
38	150 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	4,887	—	—	4,887	—	4,887	—	12/5/2003	—
39	151 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	1,956	—	—	1,956	—	1,956	—	12/5/2003	—
40	158 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	2,488	—	—	2,488	—	2,488	—	12/5/2003	—
41	165 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	758	—	—	758	—	758	—	12/5/2003	—
42	179 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	2,480	—	—	2,480	—	2,480	—	12/5/2003	—
43	180 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	1,655	—	—	1,655	—	1,655	—	12/5/2003	—
44	1926 Auiki Street	Honolulu	HI	Hawaii Properties	(B)	2,872	—	1,724	2,874	1,722	4,596	(518)	12/5/2003	1959
45	1931 Kahai Street	Honolulu	HI	Hawaii Properties	(B)	3,779	—	—	3,779	—	3,779	—	12/5/2003	—
46	197 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	1,238	—	—	1,238	—	1,238	—	12/5/2003	—
47	2001 Kahai Street	Honolulu	HI	Hawaii Properties	(B)	1,091	—	—	1,091	—	1,091	—	12/5/2003	—
48	2019 Kahai Street	Honolulu	HI	Hawaii Properties	(B)	1,377	—	—	1,377	—	1,377	—	12/5/2003	—
49	2020 Auiki Street	Honolulu	HI	Hawaii Properties	(B)	2,385	—	—	2,385	—	2,385	—	12/5/2003	—
50	204 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	1,689	—	—	1,689	—	1,689	—	12/5/2003	—
51	207 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	2,024	—	—	2,024	—	2,024	—	12/5/2003	—
52	2103 Kaliawa Street	Honolulu	HI	Hawaii Properties	(B)	3,212	—	—	3,212	—	3,212	—	12/5/2003	—
53	2106 Kaliawa Street	Honolulu	HI	Hawaii Properties	(B)	1,568	—	169	1,568	169	1,737	(78)	12/5/2003	—
54	2110 Auiki Street	Honolulu	HI	Hawaii Properties	(B)	837	—	—	837	—	837	—	12/5/2003	—
55	212 Mohonua Place	Honolulu	HI	Hawaii Properties	(B)	1,067	—	—	1,067	—	1,067	—	12/5/2003	—
56	2122 Kaliawa Street	Honolulu	HI	Hawaii Properties	(B)	1,365	—	—	1,365	—	1,365	—	12/5/2003	—
57	2127 Auiki Street	Honolulu	HI	Hawaii Properties	(B)	2,906	—	97	2,906	97	3,003	(55)	12/5/2003	—
58	2135 Auiki Street	Honolulu	HI	Hawaii Properties	(B)	825	—	—	825	—	825	—	12/5/2003	—
59	2139 Kaliawa Street	Honolulu	HI	Hawaii Properties	(B)	885	—	—	885	—	885	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
60	214 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	1,864	—	540	1,864	540	2,404	(67)	12/5/2003	1981
61	2140 Kaliawa Street	Honolulu	HI	Hawaii Properties	(B)	931	—	—	931	—	931	—	12/5/2003	—
62	2144 Auiki Street	Honolulu	HI	Hawaii Properties	(B)	2,640	—	7,160	2,640	7,160	9,800	(2,285)	12/5/2003	1953
63	215 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	2,117	—	—	2,117	—	2,117	—	12/5/2003	—
64	218 Mohonua Place	Honolulu	HI	Hawaii Properties	(B)	1,741	—	—	1,741	—	1,741	—	12/5/2003	—
65	220 Puuhale Road	Honolulu	HI	Hawaii Properties	(B)	2,619	—	—	2,619	—	2,619	—	12/5/2003	—
66	2250 Pahounui Drive	Honolulu	HI	Hawaii Properties	(B)	3,862	—	—	3,862	—	3,862	—	12/5/2003	—
67	2264 Pahounui Drive	Honolulu	HI	Hawaii Properties	(B)	1,632	—	—	1,632	—	1,632	—	12/5/2003	—
68	2276 Pahounui Drive	Honolulu	HI	Hawaii Properties	(B)	1,619	—	—	1,619	—	1,619	—	12/5/2003	—
69	228 Mohonua Place	Honolulu	HI	Hawaii Properties	(B)	1,865	—	—	1,865	—	1,865	—	12/5/2003	—
70	2308 Pahounui Drive	Honolulu	HI	Hawaii Properties	(B)	3,314	—	—	3,314	—	3,314	—	12/5/2003	—
71	231 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	752	—	—	752	—	752	—	12/5/2003	—
72	231B Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	1,539	—	—	1,539	—	1,539	—	12/5/2003	—
73	2344 Pahounui Drive	Honolulu	HI	Hawaii Properties	(B)	6,709	—	—	6,709	—	6,709	—	12/5/2003	—
74	238 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	2,273	—	—	2,273	—	2,273	—	12/5/2003	—
75	2635 Waiwai Loop A	Honolulu	HI	Hawaii Properties	(B)	934	350	683	934	1,033	1,967	(188)	12/5/2003	—
76	2635 Waiwai Loop B	Honolulu	HI	Hawaii Properties	(B)	1,177	105	683	1,177	788	1,965	(89)	12/5/2003	—
77	2760 Kam Highway	Honolulu	HI	Hawaii Properties	(B)	703	—	170	703	170	873	—	12/5/2003	—
78	2804 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	1,775	2	—	1,775	2	1,777	(2)	12/5/2003	—
79	2806 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
80	2808 Kam Highway	Honolulu	HI	Hawaii Properties	(B)	310	—	—	310	—	310	—	12/5/2003	—
81	2809 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,837	—	—	1,837	—	1,837	—	12/5/2003	—
82	2810 Paa Street	Honolulu	HI	Hawaii Properties	(B)	3,340	—	—	3,340	—	3,340	—	12/5/2003	—
83	2810 Pukoloa Street	Honolulu	HI	Hawaii Properties	(B)	27,699	—	—	27,699	—	27,699	—	12/5/2003	—
84	2812 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	1,801	3	—	1,801	3	1,804	(2)	12/5/2003	—
85	2814 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	1,925	—	—	1,925	—	1,925	—	12/5/2003	—
86	2815 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,818	—	5	1,818	5	1,823	(2)	12/5/2003	—
87	2815 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	287	—	—	287	—	287	—	12/5/2003	—
88	2816 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	1,009	27	—	1,009	27	1,036	(11)	12/5/2003	—
89	2819 Mokumoa Street - A	Honolulu	HI	Hawaii Properties	(B)	1,821	—	—	1,821	—	1,821	—	12/5/2003	—
90	2819 Mokumoa Street - B	Honolulu	HI	Hawaii Properties	(B)	1,816	—	—	1,816	—	1,816	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
91	2819 Pukoloa Street	Honolulu	HI	Hawaii Properties	(B)	2,090	—	33	2,090	33	2,123	(9)	12/5/2003	—
92	2821 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	287	—	—	287	—	287	—	12/5/2003	—
93	2826 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	3,921	—	—	3,921	—	3,921	—	12/5/2003	—
94	2827 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
95	2828 Paa Street	Honolulu	HI	Hawaii Properties	(B)	12,448	—	—	12,448	—	12,448	—	12/5/2003	—
96	2829 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	1,720	2	—	1,720	2	1,722	(2)	12/5/2003	—
97	2829 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	287	—	—	287	—	287	—	12/5/2003	—
98	2829 Pukoloa Street	Honolulu	HI	Hawaii Properties	(B)	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
99	2830 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	2,146	—	—	2,146	—	2,146	—	12/5/2003	—
100	2831 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	860	—	—	860	—	860	—	12/5/2003	—
101	2831 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,272	529	56	1,272	585	1,857	(234)	12/5/2003	—
102	2833 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	601	—	—	601	—	601	—	12/5/2003	—
103	2833 Paa Street	Honolulu	HI	Hawaii Properties	(B)	1,701	—	—	1,701	—	1,701	—	12/5/2003	—
104	2833 Paa Street #2	Honolulu	HI	Hawaii Properties	(B)	1,675	—	—	1,675	—	1,675	—	12/5/2003	—
105	2836 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	1,353	—	—	1,353	—	1,353	—	12/5/2003	—
106	2838 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	4,262	—	—	4,262	—	4,262	—	12/5/2003	—
107	2839 Kilihau Street	Honolulu	HI	Hawaii Properties	(B)	627	—	—	627	—	627	—	12/5/2003	—
108	2839 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	1,942	—	—	1,942	—	1,942	—	12/5/2003	—
109	2840 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	2,149	—	—	2,149	—	2,149	—	12/5/2003	—
110	2841 Pukoloa Street	Honolulu	HI	Hawaii Properties	(B)	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
111	2844 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,960	14	—	1,960	14	1,974	(12)	12/5/2003	—
112	2846-A Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	2,181	954	—	2,181	954	3,135	(383)	12/5/2003	—
113	2847 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	582	303	—	582	303	885	(121)	12/5/2003	—
114	2849 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	860	—	—	860	—	860	—	12/5/2003	—
115	2850 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	287	172	—	286	173	459	(69)	12/5/2003	—
116	2850 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	2,143	—	—	2,143	—	2,143	—	12/5/2003	—
117	2850 Paa Street	Honolulu	HI	Hawaii Properties	(B)	22,827	—	—	22,827	—	22,827	—	12/5/2003	—
118	2855 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
119	2855 Pukoloa Street	Honolulu	HI	Hawaii Properties	(B)	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
120	2857 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	983	—	—	983	—	983	—	12/5/2003	—
121	2858 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
122	2861 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	3,867	—	—	3,867	—	3,867	—	12/5/2003	—
123	2864 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(B)	1,836	—	6	1,836	6	1,842	(4)	12/5/2003	—
124	2864 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	2,092	—	—	2,092	—	2,092	—	12/5/2003	—
125	2865 Pukoloa Street	Honolulu	HI	Hawaii Properties	(B)	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
126	2868 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
127	2869 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	1,794	—	—	1,794	—	1,794	—	12/5/2003	—
128	2875 Paa Street	Honolulu	HI	Hawaii Properties	(B)	1,330	—	—	1,330	—	1,330	—	12/5/2003	—
129	2879 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	1,789	—	—	1,789	—	1,789	—	12/5/2003	—
130	2879 Paa Street	Honolulu	HI	Hawaii Properties	(B)	1,691	—	44	1,691	44	1,735	(12)	12/5/2003	—
131	2886 Paa Street	Honolulu	HI	Hawaii Properties	(B)	2,205	—	—	2,205	—	2,205	—	12/5/2003	—
132	2889 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	1,783	5	(5)	1,783	—	1,783	—	12/5/2003	—
133	2906 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,814	2	—	1,814	2	1,816	(1)	12/5/2003	—
134	2908 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	1,798	23	(11)	1,798	12	1,810	(2)	12/5/2003	—
135	2915 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(B)	2,579	—	—	2,579	—	2,579	—	12/5/2003	—
136	2927 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	1,778	—	—	1,778	—	1,778	—	12/5/2003	—
137	2928 Kaihikapu Street - A	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
138	2928 Kaihikapu Street - B	Honolulu	HI	Hawaii Properties	(B)	1,948	—	—	1,948	—	1,948	—	12/5/2003	—
139	2960 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	1,977	—	—	1,977	—	1,977	—	12/5/2003	—
140	2965 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	2,140	—	—	2,140	—	2,140	—	12/5/2003	—
141	2969 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	4,038	15	—	4,038	15	4,053	(9)	12/5/2003	—
142	2970 Mokumoa Street	Honolulu	HI	Hawaii Properties	(B)	1,722	—	—	1,722	—	1,722	—	12/5/2003	—
143	33 S. Vineyard Boulevard	Honolulu	HI	Hawaii Properties	(B)	844	—	—	844	—	844	—	12/5/2003	—
144	525 N. King Street	Honolulu	HI	Hawaii Properties	(B)	1,342	—	—	1,342	—	1,342	—	12/5/2003	—
145	609 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	616	—	8	616	8	624	(8)	12/5/2003	—
146	619 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,401	2	12	1,401	14	1,415	(2)	12/5/2003	—
147	645 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	882	—	—	882	—	882	—	12/5/2003	—
148	659 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	860	20	—	860	20	880	(17)	12/5/2003	—
149	659 Puuloa Road	Honolulu	HI	Hawaii Properties	(B)	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
150	660 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,783	4	—	1,783	4	1,787	(3)	12/5/2003	—
151	667 Puuloa Road	Honolulu	HI	Hawaii Properties	(B)	860	2	—	860	2	862	(2)	12/5/2003	—
152	669 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,801	14	62	1,801	76	1,877	(22)	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
153	673 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
154	675 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,081	—	—	1,081	—	1,081	—	12/5/2003	—
155	679 Puuloa Road	Honolulu	HI	Hawaii Properties	(B)	1,807	3	—	1,807	3	1,810	(3)	12/5/2003	—
156	685 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
157	673 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,801	20	—	1,801	20	1,821	(17)	12/5/2003	—
158	692 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,796	2	—	1,798	—	1,798	—	12/5/2003	—
159	697 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	994	811	—	994	811	1,805	(327)	12/5/2003	—
160	702 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,784	3	—	1,783	4	1,787	(3)	12/5/2003	—
161	704 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	2,390	685	—	2,390	685	3,075	(275)	12/5/2003	—
162	709 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
163	719 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,960	—	—	1,960	—	1,960	—	12/5/2003	—
164	729 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
165	733 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	3,403	—	—	3,403	—	3,403	—	12/5/2003	—
166	739 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
167	759 Puuloa Road	Honolulu	HI	Hawaii Properties	(B)	1,766	3	—	1,766	3	1,769	(3)	12/5/2003	—
168	761 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	3,757	2	—	3,757	2	3,759	(1)	12/5/2003	—
169	766 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
170	770 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
171	789 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	2,608	3	—	2,608	3	2,611	(3)	12/5/2003	—
172	80 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(B)	7,972	—	—	7,972	—	7,972	—	12/5/2003	—
173	803 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	3,804	—	—	3,804	—	3,804	—	12/5/2003	—
174	808 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	3,279	—	—	3,279	—	3,279	—	12/5/2003	—
175	812 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,960	25	628	2,613	—	2,613	—	12/5/2003	—
176	819 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	4,821	583	30	4,821	613	5,434	(245)	12/5/2003	—
177	822 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,795	15	—	1,795	15	1,810	(13)	12/5/2003	—
178	830 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,801	25	—	1,801	25	1,826	(21)	12/5/2003	—
179	841 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	3,265	—	—	3,265	—	3,265	—	12/5/2003	—
180	842 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,795	14	—	1,795	14	1,809	(12)	12/5/2003	—
181	846 Ala Lilikoi Boulevard B	Honolulu	HI	Hawaii Properties	(B)	234	—	—	234	—	234	—	12/5/2003	—
182	848 Ala Lilikoi Boulevard A	Honolulu	HI	Hawaii Properties	(B)	9,426	—	—	9,426	—	9,426	—	12/5/2003	—
183	850 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	2,682	2	—	2,682	2	2,684	(2)	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
184	852 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
185	855 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,834	—	—	1,834	—	1,834	—	12/5/2003	—
186	865 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,846	—	—	1,846	—	1,846	—	12/5/2003	—
187	889 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	5,888	315	—	5,888	315	6,203	(56)	11/21/2012	—
188	905 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,148	—	—	1,148	—	1,148	—	12/5/2003	—
189	918 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	3,820	—	—	3,820	—	3,820	—	12/5/2003	—
190	930 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	3,654	—	—	3,654	—	3,654	—	12/5/2003	—
191	944 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	1,219	—	—	1,219	—	1,219	—	12/5/2003	—
192	949 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	11,568	—	—	11,568	—	11,568	—	12/5/2003	—
193	950 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,724	—	—	1,724	—	1,724	—	12/5/2003	—
194	960 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	614	—	—	614	—	614	—	12/5/2003	—
195	960 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(B)	1,933	—	—	1,933	—	1,933	—	12/5/2003	—
196	970 Ahua Street	Honolulu	HI	Hawaii Properties	(B)	817	—	—	817	—	817	—	12/5/2003	—
197	91-027 Kaomi Loop	Kapolei	HI	Hawaii Properties		2,667	—	—	2,667	—	2,667	—	6/15/2005	—
198	91-064 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,826	—	—	1,826	—	1,826	—	6/15/2005	—
199	91-080 Hanua	Kapolei	HI	Hawaii Properties		2,187	—	—	2,187	—	2,187	—	6/15/2005	—
200	91-083 Hanua	Kapolei	HI	Hawaii Properties		716	—	—	716	—	716	—	6/15/2005	—
201	91-086 Kaomi Loop	Kapolei	HI	Hawaii Properties		13,884	—	—	13,884	—	13,884	—	6/15/2005	—
202	91-087 Hanua	Kapolei	HI	Hawaii Properties		381	—	—	381	—	381	—	6/15/2005	—
203	91-091 Hanua	Kapolei	HI	Hawaii Properties		552	—	—	552	—	552	—	6/15/2005	—
204	91-102 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,599	—	—	1,599	—	1,599	—	6/15/2005	—
205	91-110 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,293	—	—	1,293	—	1,293	—	6/15/2005	—
206	91-119 Olai	Kapolei	HI	Hawaii Properties		1,981	—	—	1,981	—	1,981	—	6/15/2005	—
207	91-141 Kalaeloa	Kapolei	HI	Hawaii Properties		11,624	—	—	11,624	—	11,624	—	6/15/2005	—
208	91-150 Kaomi Loop	Kapolei	HI	Hawaii Properties		3,159	—	—	3,159	—	3,159	—	6/15/2005	—
209	91-171 Olai	Kapolei	HI	Hawaii Properties		218	—	47	218	47	265	(35)	6/15/2005	—
210	91-174 Olai	Kapolei	HI	Hawaii Properties		962	—	47	962	47	1,009	(19)	6/15/2005	—
211	91-175 Olai	Kapolei	HI	Hawaii Properties		1,243	—	43	1,243	43	1,286	(20)	6/15/2005	—
212	91-185 Kalaeloa	Kapolei	HI	Hawaii Properties		1,761	—	—	1,761	—	1,761	—	6/15/2005	—
213	91-202 Kalaeloa	Kapolei	HI	Hawaii Properties		1,722	—	326	1,722	326	2,048	(53)	6/15/2005	1964
214	91-210 Kauhi	Kapolei	HI	Hawaii Properties		567	—	—	567	—	567	—	6/15/2005	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
215	91-210 Olai	Kapolei	HI	Hawaii Properties		706	—	—	706	—	706	—	6/15/2005	—
216	91-218 Olai	Kapolei	HI	Hawaii Properties		1,622	—	61	1,622	61	1,683	(22)	6/15/2005	—
217	91-220 Kalaeloa	Kapolei	HI	Hawaii Properties		242	1,457	172	242	1,629	1,871	(582)	6/15/2005	1991
218	91-222 Olai	Kapolei	HI	Hawaii Properties		2,035	—	—	2,035	—	2,035	—	6/15/2005	—
219	91-238 Kauhi	Kapolei	HI	Hawaii Properties		1,390	—	9,259	1,390	9,259	10,649	(2,840)	6/15/2005	1981
220	91-241 Kalaeloa	Kapolei	HI	Hawaii Properties		426	3,983	886	426	4,869	5,295	(1,707)	6/15/2005	1990
221	91-250 Komohana	Kapolei	HI	Hawaii Properties		1,506	—	—	1,506	—	1,506	—	6/15/2005	—
222	91-252 Kauhi	Kapolei	HI	Hawaii Properties		536	—	—	536	—	536	—	6/15/2005	—
223	91-255 Hanua	Kapolei	HI	Hawaii Properties		1,230	—	16	1,230	16	1,246	(3)	6/15/2005	—
224	91-259 Olai	Kapolei	HI	Hawaii Properties		2,944	—	—	2,944	—	2,944	—	6/15/2005	—
225	91-265 Hanua	Kapolei	HI	Hawaii Properties		1,569	—	—	1,569	—	1,569	—	6/15/2005	—
226	91-300 Hanua	Kapolei	HI	Hawaii Properties		1,381	—	—	1,381	—	1,381	—	6/15/2005	1994
227	91-329 Kauhi	Kapolei	HI	Hawaii Properties		294	2,297	2,489	294	4,786	5,080	(1,537)	6/15/2005	1980
228	91-349 Kauhi	Kapolei	HI	Hawaii Properties		649	—	—	649	—	649	—	6/15/2005	—
229	91-399 Kauhi	Kapolei	HI	Hawaii Properties		27,405	—	—	27,405	—	27,405	—	6/15/2005	—
230	91-400 Komohana	Kapolei	HI	Hawaii Properties		1,494	—	—	1,494	—	1,494	—	6/15/2005	—
231	91-410 Komohana	Kapolei	HI	Hawaii Properties		418	—	12	418	12	430	(2)	6/15/2005	—
232	91-416 Komohana	Kapolei	HI	Hawaii Properties		713	—	11	713	11	724	(2)	6/15/2005	—
233	AES HI Easement	Kapolei	HI	Hawaii Properties		1,250	—	—	1,250	—	1,250	—	6/15/2005	—
234	Other Easements & Lots	Kapolei	HI	Hawaii Properties		358	—	1,395	358	1,395	1,753	(435)	6/15/2005	—
235	Tesaro 967 Easement	Kapolei	HI	Hawaii Properties		6,593	—	—	6,593	—	6,593	—	6/15/2005	—
236	Texaco Easement	Kapolei	HI	Hawaii Properties		2,657	—	(4)	2,653	—	2,653	—	6/15/2005	—
237	94-240 Pupuole Street	Waipahu	HI	Hawaii Properties	(B)	717	—	—	717	—	717	—	12/5/2003	—
238	5500 SE Delaware Avenue	Ankeny	IA	Mainland Properties	(C)	2,707	16,994	13,507	2,707	30,501	33,208	(2,122)	1/29/2015	2012
239	951 Trails Road	Eldridge	IA	Mainland Properties		470	7,480	1,024	470	8,504	8,974	(2,589)	4/2/2007	1994
240	3425 Maple Drive	Fort Dodge	IA	Mainland Properties		100	2,000	—	100	2,000	2,100	(41)	4/9/2019	2014
241	2300 North 33rd Avenue East	Newton	IA	Mainland Properties		500	13,236	395	500	13,631	14,131	(3,941)	9/29/2008	2008
242	7121 South Fifth Avenue	Pocatello	ID	Mainland Properties		400	4,201	422	400	4,623	5,023	(528)	1/29/2015	2007
243	1230 West 171st Street	Harvey	IL	Mainland Properties		800	1,673	—	800	1,673	2,473	(206)	1/29/2015	2004
244	5156 American Road	Rockford	IL	Mainland Properties		400	1,529	182	400	1,711	2,111	(201)	1/29/2015	1996
245	3201 Bearing Drive	Franklin	IN	Mainland Properties		1,100	15,403	—	1,100	15,403	16,503	(376)	4/9/2019	1973
246	2482 Century Drive	Goshen	IN	Mainland Properties		840	9,061	—	840	9,061	9,901	(188)	4/9/2019	2005

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
247	6825 West County Road 400 North	Greenfield	IN	Mainland Properties		918	14,300	168	918	14,468	15,386	(361)	2/14/2019	2008
248	900 Commerce Parkway West Drive	Greenwood	IN	Mainland Properties		1,483	16,253	—	1,483	16,253	17,736	(409)	2/14/2019	2007
249	9347 E Pendleton Pike	Lawrence	IN	Mainland Properties		3,763	34,877	—	3,763	34,877	38,640	(876)	2/14/2019	2009
250	945 Monument Drive	Lebanon	IN	Mainland Properties	(C)	4,210	42,795	—	4,210	42,795	47,005	(890)	4/9/2019	2014
251	2801 Airwest Boulevard	Plainfield	IN	Mainland Properties	(C)	5,296	35,073	—	5,296	35,073	40,369	(1,029)	2/14/2019	2001
252	2150 Stanley Road	Plainfield	IN	Mainland Properties	(C)	2,817	24,836	231	2,817	25,067	27,884	(536)	4/2/2019	2007
253	4237-4255 Anson Boulevard	Whitestown	IN	Mainland Properties	(C)	3,710	61,706	734	3,710	62,440	66,150	(1,589)	2/14/2019	2006
254	1985 International Way	Hebron	KY	Mainland Properties		1,453	8,546	449	1,453	8,995	10,448	(260)	2/14/2019	1997
255	20 Logistics Boulevard	Walton	KY	Mainland Properties	(C)	2,916	35,056	6	2,916	35,062	37,978	(882)	2/14/2019	2006
256	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Properties		1,700	8,860	—	1,700	8,860	10,560	(1,089)	1/29/2015	2014
257	209 South Bud Street	Lafayette	LA	Mainland Properties		700	4,549	9	700	4,558	5,258	(561)	1/29/2015	2010
258	4000 Principio Parkway	North East	MD	Mainland Properties		4,200	71,518	800	4,200	72,318	76,518	(8,828)	1/29/2015	2012
259	16101 Queens Court	Upper Marlboro	MD	Mainland Properties	(C)	5,296	21,833	—	5,296	21,833	27,129	(682)	9/28/2018	2016
260	3800 Midlink Drive	Kalamazoo	MI	Mainland Properties		2,630	40,599	—	2,630	40,599	43,229	(4,991)	1/29/2015	2014
261	2401 Cram Avenue SE	Bemidji	MN	Mainland Properties		100	2,137	—	100	2,137	2,237	(263)	1/29/2015	2013
262	10100 89th Avenue N	Maple Grove	MN	Mainland Properties		3,469	21,284	—	3,469	21,284	24,753	(697)	10/16/2018	2015
263	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Properties		200	1,859	—	200	1,859	2,059	(229)	1/29/2015	2012
264	3502 Enterprise Avenue	Joplin	MO	Mainland Properties		1,380	12,121	—	1,380	12,121	13,501	(251)	4/9/2019	2014
265	5501 Providence Hill Drive	St. Joseph	MO	Mainland Properties		400	3,500	24	400	3,524	3,924	(73)	4/9/2019	2014
266	5148 North Hanley Road	St. Louis	MO	Mainland Properties	(C)	4,861	62,147	—	4,861	62,147	67,008	(1,293)	4/9/2019	2015
267	628 Patton Avenue	Asheville	NC	Mainland Properties		500	1,514	—	500	1,514	2,014	(186)	1/29/2015	1987
268	3900 NE 6th Street	Minot	ND	Mainland Properties		700	3,223	—	700	3,223	3,923	(396)	1/29/2015	2013
269	1415 West Commerce Way	Lincoln	NE	Mainland Properties		2,200	8,518	—	2,200	8,518	10,718	(1,047)	1/29/2015	1971
270	52 Pettengill Road	Londonderry	NH	Mainland Properties		5,871	43,335	—	5,871	43,335	49,206	(901)	4/9/2019	2015
271	309 Dulty's Lane	Burlington	NJ	Mainland Properties		1,600	51,400	—	1,600	51,400	53,000	(6,319)	1/29/2015	2001
272	725 Darlington Avenue	Mahwah	NJ	Mainland Properties		8,492	9,451	1,265	8,492	10,716	19,208	(1,487)	4/9/2014	1999
273	2375 East Newlands Road	Fernley	NV	Mainland Properties		1,100	17,314	286	1,100	17,600	18,700	(2,179)	1/29/2015	2007
274	7000 West Post Road	Las Vegas	NV	Mainland Properties		4,230	13,472	93	4,230	13,565	17,795	(327)	4/9/2019	2010
275	55 Commerce Avenue	Albany	NY	Mainland Properties		1,000	10,105	179	1,000	10,284	11,284	(1,274)	1/29/2015	2013
276	158 West Yard Road	Feura Bush	NY	Mainland Properties		1,870	7,931	—	1,870	7,931	9,801	(288)	4/9/2019	1989
277	32150 Just Imagine Drive	Avon	OH	Mainland Properties		2,200	23,280	—	2,200	23,280	25,480	(6,160)	5/29/2009	1996
278	1415 Industrial Drive	Chillicothe	OH	Mainland Properties		1,200	3,265	—	1,200	3,265	4,465	(401)	1/29/2015	2012

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
279/280/281	1580, 1590 & 1600 Williams Road	Columbus	OH	Mainland Properties		2,060	29,143	—	2,058	29,145	31,203	(707)	4/9/2019	1992
282	5300 Centerpoint Parkway	Groveport	OH	Mainland Properties		2,700	29,863	—	2,700	29,863	32,563	(3,671)	1/29/2015	2014
283	200 Orange Point Drive	Lewis Center	OH	Mainland Properties		1,300	8,613	162	1,300	8,775	10,075	(1,080)	1/29/2015	2013
284/285	2353 & 2373 Global Drive	Obetz	OH	Mainland Properties		2,393	27,363	6	2,393	27,369	29,762	(278)	8/23/2019	2018
286	301 Commerce Drive	South Point	OH	Mainland Properties		600	4,530	—	600	4,530	5,130	(557)	1/29/2015	2013
287	1800 Union Airpark Boulevard	Union	OH	Mainland Properties	(C)	4,541	79,469	23	4,541	79,492	84,033	(1,652)	4/9/2019	2014
288	2820 State Highway 31	McAlester	OK	Mainland Properties		581	2,237	4,582	581	6,819	7,400	(537)	1/29/2015	2012
289	5 Logistics Drive	Carlisle	PA	Mainland Properties	(C)	3,299	15,515	58	3,299	15,573	18,872	(487)	9/20/2018	2016
290	1990 Hood Road	Greer	SC	Mainland Properties		400	10,702	—	400	10,702	11,102	(223)	4/9/2019	2015
291	996 Paragon Way	Rock Hill	SC	Mainland Properties		2,600	35,920	—	2,600	35,920	38,520	(4,415)	1/29/2015	2014
292	700 Marine Drive	Rock Hill	SC	Mainland Properties		820	8,381	661	820	9,042	9,862	(203)	4/9/2019	1986
293	510 John Dodd Road	Spartanburg	SC	Mainland Properties		3,300	57,998	347	3,300	58,345	61,645	(7,141)	1/29/2015	2012
294	5001 West Delbridge Street	Sioux Falls	SD	Mainland Properties		2,570	14,832	—	2,570	14,832	17,402	(308)	4/9/2019	2016
295	4836 Hickory Hill Road	Memphis	TN	Mainland Properties		1,402	10,769	868	1,402	11,637	13,039	(1,443)	12/23/2014	1984
296	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Properties		7,500	55,259	—	7,500	55,259	62,759	(6,792)	1/29/2015	2012
297	1095 South 4800 West	Salt Lake City	UT	Mainland Properties		1,500	6,913	20	1,500	6,933	8,433	(850)	1/29/2015	2012
298	1901 Meadowville Technology Parkway	Chester	VA	Mainland Properties	(D)	4,000	67,511	—	4,000	67,511	71,511	(8,298)	1/29/2015	2012
299	5000 Commerce Way	Petersburg	VA	Mainland Properties	(C)	6,161	56,046	55	6,161	56,101	62,262	(1,165)	4/9/2019	2012
300	181 Battaile Drive	Winchester	VA	Mainland Properties		1,487	12,854	36	1,487	12,890	14,377	(4,410)	4/20/2006	1964
						$747,146	$1,529,593	$59,225	$747,794	$1,588,170	$2,335,964	$(131,468)

(1)	Represents mortgage notes and includes the unamortized balance of debt issuance costs, premiums and discounts costs totaling $9,122. Certain of our properties are encumbered as follows:

	Encumbrance	Undepreciated Cost
(A) - 1 property encumbered by one mortgage loan	$55,848	$108,122
(B) - 186 properties encumbered by one mortgage loan	645,034	504,933
(C) - 11 properties encumbered by one mortgage loan	346,772	511,898
(D) - 1 property encumbered by one mortgage loan	48,954	71,511
	$1,096,608	$1,196,464

(2)	Excludes value of real estate intangibles.

(3)	Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.

(4)	The total aggregate cost for U.S. federal income tax purposes is approximately $2,484,841.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2019
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2016	1,336,728	(56,976)
Additions	6,974	(17,738)
Disposals	(100)	100
Balance at December 31, 2017	1,343,602	(74,614)
Additions	118,898	(18,781)
Disposals	(104)	104
Balance at December 31, 2018	$1,462,396	$(93,291)
Additions	873,568	(38,177)
Balance at December 31, 2019	$2,335,964	$(131,468)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer

Dated: February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	February 24, 2020
John G. Murray

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal	February 24, 2020
Richard W. Siedel, Jr.	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 24, 2020
Adam D. Portnoy

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 24, 2020
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 24, 2020
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 24, 2020
Joseph L. Morea