Form 10-Q
period 2020-03-31
Industrial Logistics Properties Trust
filed 2020-04-30
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 29, 2020: 65,185,677

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

March 31, 2020

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$759,009	$747,794
Buildings and improvements	1,643,913	1,588,170
Total real estate properties, gross	2,402,922	2,335,964
Accumulated depreciation	(142,487)	(131,468)
Total real estate properties, net	2,260,435	2,204,496
Acquired real estate leases, net	137,226	138,596
Cash and cash equivalents	19,870	28,415
Restricted cash	11,302	6,135
Rents receivable, including straight line rents of $60,303 and $58,336, respectively	65,524	62,782
Deferred leasing costs, net	6,498	6,581
Debt issuance costs, net	2,584	2,954
Due from related persons	1,023	1,504
Other assets, net	7,858	3,438
Total assets	$2,512,320	$2,454,901

LIABILITIES AND EQUITY
Revolving credit facility	$265,000	$310,000
Mortgage notes payable, net	1,096,824	1,096,608
Assumed real estate lease obligations, net	16,931	17,508
Accounts payable and other liabilities	18,623	16,475
Rents collected in advance	10,731	9,442
Security deposits	6,692	6,680
Due to related persons	2,697	2,498
Total liabilities	1,417,498	1,459,211

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,185,677 and 65,180,628 shares issued and outstanding, respectively	652	652
Additional paid in capital	1,006,582	999,302
Cumulative net income	155,001	142,155
Cumulative common distributions	(167,929)	(146,419)
Total equity attributable to common shareholders	994,306	995,690
Noncontrolling interest:
Total equity attributable to noncontrolling interest	100,516	—
Total equity	1,094,822	995,690
Total liabilities and equity	$2,512,320	$2,454,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Rental income	$64,278	$45,987

Expenses:
Real estate taxes	8,811	5,565
Other operating expenses	5,181	3,386
Depreciation and amortization	18,290	9,611
General and administrative	4,831	3,800
Total expenses	37,113	22,362

Interest income	111	361
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $586 and $403, respectively)	(14,519)	(7,596)
Income before income tax expense and equity in earnings of an investee	12,757	16,390
Income tax expense	(63)	(8)
Equity in earnings of an investee	—	404
Net income	12,694	16,786
Net loss attributable to noncontrolling interest	152	—
Net income attributable to common shareholders	12,846	16,786

Other comprehensive income:
Equity in unrealized gains of an investee	—	66
Other comprehensive income	—	66
Comprehensive income attributable to common shareholders	$12,846	$16,852

Weighted average common shares outstanding - basic	65,075	65,032
Weighted average common shares outstanding - diluted	65,082	65,041

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.20	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity	Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Net	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2019	65,180,628	$652	$999,302	$142,155	$—	$(146,419)	$995,690	$—	$995,690
Net income (loss)	—	—	—	12,846	—	—	12,846	(152)	12,694
Share grants	6,000	—	326	—	—	—	326	—	326
Share repurchases	(951)	—	(18)	—	—	—	(18)	—	(18)
Distributions to common shareholders	—	—	—	—	—	(21,510)	(21,510)	—	(21,510)
Contributions from noncontrolling interest	—	—	6,972	—	—	—	6,972	100,668	107,640
Balance at March 31, 2020	65,185,677	$652	$1,006,582	$155,001	$—	$(167,929)	$994,306	$100,516	$1,094,822

Balance at December 31, 2018	65,074,791	$651	$998,447	$89,657	$—	$(60,482)	$1,028,273	$—	$1,028,273
Net income	—	—	—	16,786	—	—	16,786	—	16,786
Equity in unrealized gains of investee	—	—	—	—	66	—	66	—	66
Share grants	—	—	73	—	—	—	73	—	73
Distributions to common shareholders	—	—	—	—	—	(21,474)	(21,474)	—	(21,474)
Balance at March 31, 2019	65,074,791	$651	$998,520	$106,443	$66	$(81,956)	$1,023,724	$—	$1,023,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,694	$16,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,294	5,856
Net amortization of debt issuance costs, premiums and discounts	586	403
Amortization of acquired real estate leases and assumed real estate lease obligations	6,530	3,310
Amortization of deferred leasing costs	273	337
Straight line rental income	(1,967)	(979)
Other non-cash expenses	326	73
Equity in earnings of an investee	—	(404)
Change in assets and liabilities:
Rents receivable	(775)	(325)
Deferred leasing costs	(273)	(21)
Due from related persons	481	(341)
Other assets	(4,420)	(3,495)
Accounts payable and other liabilities	3,196	4,207
Rents collected in advance	1,289	2,715
Security deposits	12	62
Due to related persons	199	146
Net cash provided by operating activities	29,445	28,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(71,628)	(281,424)
Real estate improvements	(2,307)	(477)
Net cash used in investing activities	(73,935)	(281,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	—	650,000
Borrowings under revolving credit facility	125,000	85,000
Repayments of revolving credit facility	(170,000)	(448,000)
Payment of debt issuance costs	—	(5,437)
Distributions to common shareholders	(21,510)	(21,474)
Proceeds from noncontrolling interest, net	107,640	—
Repurchase of common shares	(18)	—
Net cash provided by financing activities	41,112	260,089

(Decrease) increase in cash, cash equivalents and restricted cash	(3,378)	6,518
Cash, cash equivalents and restricted cash at beginning of period	34,550	9,608
Cash, cash equivalents and restricted cash at end of period	$31,172	$16,126

SUPPLEMENTAL DISCLOSURES:
Interest paid	$14,143	$5,215
Income taxes paid	$—	$64

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$19,870	$16,126
Restricted cash	11,302	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$31,172	$16,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, impairments of real estate and related intangibles.
In February and March 2020, we entered into agreements related to a joint venture for 12 of our properties located in the mainland United States. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $667,054 as of March 31, 2020 and consist primarily of the real estate owned by the joint venture. The liabilities of this VIE were $408,212 as of March 31, 2020 and consist primarily of mortgage debts on the properties. The joint venture investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 11 for further information about this joint venture.
Note 2. Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We adopted this standard which was effective as of January 1, 2020 using the modified retrospective approach. The implementation of this standard did not have a material impact in our condensed consolidated financial statements.
Note 3. Real Estate Properties

As of March 31, 2020, we owned 301 properties with a total of approximately 43,759,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,756,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 75 properties with a total of approximately 27,003,000 rentable square feet of industrial properties located in 30 other states, or our Mainland Properties, including 12 properties with approximately 9,227,000 rentable square feet owned by a joint venture in which we own a 61% equity interest.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended March 31, 2020 and 2019, approximately 41.1% and 55.3%, respectively, of our rental income was from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $9,662, or 15.0%, and $4,865, or 10.6%, of our rental income for the three months ended March 31, 2020 and 2019, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

During the three months ended March 31, 2020, we completed the acquisition of an industrial property containing 820,384 rentable square feet for a purchase price of $71,628, including acquisition related costs of $147. This acquisition was accounted for as an asset acquisition. We allocated the purchase price for this acquisition based on the estimated fair value of the acquired assets as follows:

		Number	Rentable			Buildings	Acquired
		of	Square	Purchase		and	Real Estate
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases
February 2020	Goodyear, AZ	1	820,384	$71,628	$11,214	$54,676	$5,738
		1	820,384	$71,628	$11,214	$54,676	$5,738

During the three months ended March 31, 2020, we committed $458 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 49,000 square feet. Committed but unspent tenant related obligations based on existing leases as of March 31, 2020 were $807.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands. As of both March 31, 2020 and December 31, 2019, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.
Note 4. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $11,520 and $8,281 for the three months ended March 31, 2020 and 2019, respectively, of which tenant reimbursements totaled $11,275 and $7,119, respectively.
We increased rental income to record revenue on a straight line basis by $1,967 and $979 for the three months ended March 31, 2020 and 2019, respectively. Rents receivable include $60,303 and $58,336 of straight line rents at March 31, 2020 and December 31, 2019, respectively.
Certain of our tenants have requested relief from their obligations to pay rent due to us in response to the current economic conditions resulting from the COVID-19 pandemic. As of April 27, 2020, we granted requests for certain of our tenants to defer rent payments totaling $2,132. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5. Indebtedness

As of March 31, 2020, our outstanding indebtedness consisted of the following:

					Net Book
					Value
	Principal Balance as of				of Collateral
	March 31,	December 31,	Interest		At March 31,
	2020 (1)	2019 (1)	Rate	Maturity	2020
Unsecured revolving credit facility (2)	$265,000	$310,000	2.50%	Dec 2021	$—
Mortgage note payable (secured by one property in Virginia)	48,750	48,750	3.48%	Nov 2020	62,791
Mortgage note payable (secured by one property in Florida) (3)	56,980	56,980	4.22%	Oct 2023	105,612
Mortgage note payable (secured by 186 properties in Hawaii)	650,000	650,000	4.31%	Feb 2029	492,170
Mortgage note payable (secured by 11 Mainland Properties) (3)	350,000	350,000	3.33%	Nov 2029	496,737
	1,370,730	1,415,730			$1,157,310
Unamortized debt issuance costs, premiums and discounts	(8,906)	(9,122)
	$1,361,824	$1,406,608

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

(3) The properties encumbered by these mortgages are owned by a joint venture in which we own a 61% equity interest.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of March 31, 2020, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 155 basis points and our commitment fee was 25 basis points. As of March 31, 2020 and December 31, 2019, the interest rate payable on borrowings under our revolving credit facility was 2.50% and 3.26%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 3.23% and 3.80% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and April 29, 2020, we had $265,000 outstanding under our revolving credit facility, and $485,000 available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at March 31, 2020.
Note 6. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At March 31, 2020 and December 31, 2019, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

	At March 31, 2020		At December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$1,096,824	$1,253,016	$1,096,608	$1,143,437

(1)	Includes unamortized debt issuance costs, premiums and discounts of $8,906 and $9,122 as of March 31, 2020 and December 31, 2019, respectively.

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
Note 7. Shareholders’ Equity

Common Share Awards:
On February 21, 2020, in connection with the election of two of our Trustees we awarded to each such Trustee 3,000 of our common shares, valued at $23.54 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.
Common Share Purchases:
During the three months ended March 31, 2020, we purchased our common shares from certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase dates, as follows:

Date Purchased	Number of Shares	Price per Share
1/9/2020	420	$22.01
3/13/2020	531	$17.75

Distributions:
During the three months ended March 31, 2020, we declared and paid a regular quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 27, 2020	February 20, 2020	$0.33	$21,510

On April 6, 2020, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on April 16, 2020. We expect to pay this distribution on or about May 21, 2020.
Note 8. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average common shares for basic earnings per share	65,075	65,032
Effect of dilutive securities: unvested share awards	7	9
Weighted average common shares for diluted earnings per share	65,082	65,041

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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $3,307 and $2,193 for the three months ended March 31, 2020 and 2019, respectively. The net business management fees we recognized for the three months ended March 31, 2020 include $129 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement. Based on our common share total return, as defined in our business management agreement, as of March 31, 2020 and 2019, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the period from January 12, 2018 to December 31, 2020 and will be payable in 2021. We did not incur any incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,923 and $1,347 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,199 and $903 for these expenses and costs for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
See Note 10 for further information regarding our relationships, agreements and transactions with RMR LLC.
Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John Murray, our other Managing Trustee and President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.
OPI. Office Properties Income Trust, or OPI, owed to us $1,023 and $1,504 as of March 31, 2020 and December 31, 2019, respectively, for rents that it collected on our behalf from certain of our tenants. A predecessor of OPI previously owned those

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

properties and those tenants first became tenants at those properties prior to our ownership. OPI paid these amounts due to us or collected on our behalf in April 2020 and January 2020, respectively.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR LLC provides management services owned Affiliates Insurance Company, or AIC, an Indiana insurance company, in equal amounts. Certain of our Trustees and certain trustees or directors of the other AIC shareholders served on the board of directors of AIC, until its dissolution.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of March 31, 2020 and December 31, 2019, our investment in AIC had a carrying value of $298. This amount is included in other assets in our condensed consolidated balance sheets. We did not recognize any income related to our investment in AIC for the three months ended March 31, 2020 and recognized $404 related to our investment in AIC for the three months ended March 31, 2019, which amount is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income included our proportionate share of unrealized gains on securities, if any, which were owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, see our 2019 Annual Report.
Note 11. Noncontrolling Interest

In February and March 2020, we entered into agreements related to a joint venture for 12 of our Mainland Properties with an Asian institutional investor. We contributed to the joint venture 11 of these properties in February 2020 and the remaining property in March 2020. We received from the investor $82,035 and $26,231 in February and March 2020 respectively, for a 39% equity interest in the joint venture, and we retained the remaining 61% equity interest. The joint venture assumed $406,980 of existing mortgage debts on the properties we contributed. We incurred transaction costs of $626 in connection with the formation of this joint venture.
We recognized a noncontrolling interest in our condensed consolidated balance sheets of $100,668 as of the completion of this transaction, which was equal to 39% of our aggregate carrying value of the total equity of the properties immediately prior to our respective contributions of the properties to the joint venture. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was $6,972, has been reflected as an increase in additional paid in capital in our condensed consolidated balance sheets. The portion of the joint venture's net loss not attributable to us, or $152 for the three months ended March 31, 2020, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three months ended March 31, 2020, the joint venture did not make any distributions to its equity interest holders. As of March 31, 2020, the joint venture held real estate assets with an aggregate net book value of $667,054, including restricted cash of $11,302 and subject to non-recourse liabilities of $408,212.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
IMPACT OF COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the United States and many states and municipalities declared public health emergencies due to this pandemic. The COVID-19 virus has continued to spread throughout the United States and the world. The COVID-19 pandemic and various governmental and market responses in an attempt to contain and mitigate the spread of the virus and its detrimental public health impact have impacted and continue to severely negatively impact the global economy, including the U.S. economy. As a result, most market observers believe the global economy is currently, or will imminently be, in a recession. Our business is focused on industrial and logistics properties. The industrial and logistics industry has fared better than some other industries thus far in response to the COVID-19 pandemic, including other types of real estate industries, due to the demand for e-commerce. We believe that demand was initially supported in part by increased demand by businesses and households to stock up on supplies as the implications of the COVID-19 pandemic and resulting governmental and marketplace responses materialized. We believe that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. However, as the initial surge in demand wanes and the economic downturn continues, demand for e-commerce may also decline. If that occurs, our tenants and their businesses may become increasingly negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable or unwilling to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our tenants and their ability to withstand the current economic conditions and continue to pay us rent,

•	our operations, liquidity and capital needs and resources,

•	conducting financial modeling and sensitivity analyses,

•
actively communicating with our tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts, and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our tenants to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us rent.

We believe that our current financial resources and our expectations as to the future performance of the industrial and logistics industry and our tenants will enable us to withstand the COVID-19 pandemic and its aftermath. As of April 29, 2020, we had:

•	$485,000 of availability under our revolving credit facility,

•
only $48,750 of debt maturities during the remainder of 2020 and with the next debt maturity thereafter being our credit facility in 2021, which facility is subject to two six month extensions at our option,

•	74.1% of our annualized rental revenues, as of March 31, 2020, derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or Hawaii land leases, and

•	only 0.5% of our annualized rental revenues, as of March 31, 2020, expiring over the next 12 months.
In light of the above resources, expectations and conditions, we believe that we are well positioned to weather the present disruptions facing the real estate industry. However, as a result of the COVID-19 pandemic and its aftermath, certain of our tenants have requested relief from their obligations to pay rent due to us. We are evaluating these requests on a tenant by tenant basis. As of April 27, 2020, we granted requests for certain of our tenants to defer rent payments totaling $2,132 with respect to leases that represent, as of March 31, 2020, approximately 6.5% of our annualized rental revenues. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. These deferred amounts did not impact our financial results for the three months ended March 31, 2020, and will be reflected in our financial results in the applicable future reporting periods.
We do not have any employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure that RMR LLC employees remain safe and able to support ILPT and other companies managed by RMR LLC, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
With respect to our properties, RMR LLC has implemented enhanced cleaning protocols and has taken measures to reduce the possibility of persons gathering in groups or in close proximity to each other, for the purpose of mitigating the potential for spreading COVID-19 infections. Included among these protocols and measures are the following:

•	focusing on sanitizing high touch points in common areas and restrooms,

•	shutting down certain building amenities, and

•	prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties.
All RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the United States have moved to shelter in place orders, RMR LLC has worked to reduce and optimize our operating costs at our properties by:

•	deferring non-emergency work,

•	implementing energy reduction protocols for lighting and HVAC systems,

•	reducing non-essential building services and staff, and

•	reducing the frequency of trash removal.
RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. RMR LLC has suspended all non-essential work travel and its regional leadership personnel have not been allowed to work in the same locations at the same time. RMR LLC also requires its employees who work at our properties to use personal protective equipment and business continuity bonus payments are provided to those individuals.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include, among others:

•	the duration and severity of the current economic downturn,

•	the strength and sustainability of any economic recovery,

•
the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States, and

•
whether, following a recommencing of more normal level of economic activities, the United States or other countries will experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2020, we owned 301 properties with approximately 43.8 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 75 properties with approximately 27.0 million rentable square feet located in 30 other states, including 12 properties with approximately 9.2 million rentable square feet owned by a joint venture in which we own a 61% equity interest. As of March 31, 2020, our properties were approximately 98.9% leased (based on rentable square feet) to 266 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.3 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of March 31, 2020, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants. Unless otherwise noted, the data presented in this section includes the 12 properties owned by a joint venture in which we own a 61% equity interest.

Property Operations
As of March 31, 2020, 98.9% of our rentable square feet was leased, compared to 99.4% of our rentable square feet as of March 31, 2019. Occupancy data for our properties as of March 31, 2020 and 2019 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2020	2019	2020	2019
Total properties	301	277	270	270
Total rentable square feet (2)	43,759	33,243	29,651	29,535
Percent leased (3)	98.9%	99.4%	98.6%	99.3%

(1)	Consists of properties that we owned continuously since January 1, 2019.

(2)	Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2020, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Average effective rental rates per square foot leased: (1)
All properties	$6.02	$5.89
Comparable properties (2)	$6.17	$5.96

(1)	Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Comparable properties for the three months ended March 31, 2020 and 2019 consist of 270 buildings, leasable land parcels and easements that we owned continuously since January 1, 2019.

During the three months ended March 31, 2020, we entered lease renewals and new leases for approximately 49,000 square feet at weighted average (by square feet) rental rates that were approximately 12.3% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 17.4 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended March 31, 2020 totaled $458,000, or approximately $0.53 per square foot per year of the new weighted average lease term. Also, during the three months ended March 31, 2020, we completed rent resets for approximately 42,000 square feet of land at our Hawaii Properties at rent rates that were approximately 28.6% higher than the prior rental rates.
As shown in the table below, approximately 0.3% of our total rented square feet and approximately 0.4% of our total annualized rental revenues as of March 31, 2020 are included in leases scheduled to expire by December 31, 2020.

As of March 31, 2020, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented	Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2020-12/31/2020	11	110	0.3%	0.3%	$1,052	0.4%	0.4%
2021	28	2,690	6.2%	6.5%	15,049	5.9%	6.3%
2022	64	2,816	6.5%	13.0%	21,033	8.3%	14.6%
2023	28	2,536	5.9%	18.9%	16,300	6.4%	21.0%
2024	30	10,277	23.7%	42.6%	43,572	17.1%	38.1%
2025	15	2,648	6.1%	48.7%	14,777	5.8%	43.9%
2026	4	951	2.2%	50.9%	6,448	2.5%	46.4%
2027	10	5,647	13.0%	63.9%	28,443	11.2%	57.6%
2028	21	2,921	6.8%	70.7%	20,256	8.0%	65.6%
2029	9	2,715	6.3%	77.0%	15,004	5.9%	71.5%
Thereafter	81	9,962	23.0%	100.0%	72,490	28.5%	100.0%
Total	301	43,273	100.0%		$254,424	100.0%

Weighted average remaining lease term (in years):		8.3			9.3

(1)
Rented square feet is pursuant to existing leases as of March 31, 2020 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The following chart shows the annualized rental revenues as of March 31, 2020 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
March 31, 2020
Scheduled to Reset
Resets open from prior periods	$1,901
4/1/2020 - 12/31/2020	2,681
2021	2,610
2022	3,857
2023	2,094
2024	2,100
2025 and thereafter	14,842
Total	$30,085

We generally receive rents from our tenants monthly in advance. As of March 31, 2020, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Rented	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	AZ, FL, IN, SC, TN, VA	7	6,939	16.0%	16.1%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.2%	3.7%
3	The Procter & Gamble Distributing LLC	OH	1	1,791	4.1%	3.7%
4	Restoration Hardware, Inc.	MD	1	1,195	2.8%	2.4%
5	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.7%	2.1%
6	UPS Supply Chain Solutions Inc.	NH	1	614	1.4%	1.9%
7	Par Hawaii Refining, LLC	HI	3	3,148	7.3%	1.9%
8	Servco Pacific Inc.	HI	4	537	1.2%	1.8%
9	SKF USA Inc.	MO	1	431	1.0%	1.7%
10	EF Transit, Inc.	IN	1	535	1.2%	1.6%
11	Subaru of America, Inc.	IN	1	963	2.2%	1.4%
12	BJ's Wholesale Club, Inc.	NJ	1	634	1.5%	1.4%
13	Shurtech Brands, LLC	OH	1	645	1.5%	1.4%
14	Safeway Inc.	HI	2	146	0.3%	1.3%
15	Manheim Remarketing, Inc.	HI	1	338	0.8%	1.2%
16	The Toro Company	IA	1	644	1.5%	1.2%
17	Exel Inc.	SC	1	945	2.2%	1.2%
18	Trex Company, Inc.	NV, VA	2	646	1.5%	1.2%
19	Avnet, Inc.	OH	1	581	1.3%	1.2%
20	A.L. Kilgo Company, Inc.	HI	5	310	0.7%	1.2%
21	Cummins Inc.	KY	1	604	1.4%	1.2%
22	Warehouse Rentals Inc.	HI	5	278	0.6%	1.0%
23	Whirlpool Corporation	IN	1	805	1.9%	1.0%
24	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	0.8%	1.0%
	Total		68	24,754	57.1%	53.8%

(1)
Rented square feet is pursuant to existing leases as of March 31, 2020 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of March 31, 2020, our Mainland Properties represented approximately 59.9% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Because of the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. However, as noted elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has had a devastating impact on the global economy. Depending on the duration and severity of this pandemic and the resulting economic impact, our tenants’ businesses and operations may become significantly negatively impacted, which may result in their failing to pay rent to us and not renewing their leases with us upon expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of March 31, 2020, our Hawaii Properties represented approximately 40.1% of our annualized rental revenues. As of March 31, 2020, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in

Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future. If the tenants at our Hawaii Properties are unable to withstand the economic downturn resulting from the COVID-19 pandemic, they may not seek to renew leases with us and we may be unable to obtain new tenants for those properties for an extended period or at all and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for our Hawaii Properties.
As of March 31, 2020, $1,308, or 0.5%, of our annualized rental revenues are due to expire through March 31, 2021 and 1.1% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew, or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control, and as noted elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic and its economic impact may adversely impact our future leasing activities and our ability to lease our properties and to receive rents.
Since the leases at certain of our Hawaii Properties were originally entered, in some cases as long as 40 or 50 years ago, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we and our predecessors have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents. Because our Hawaii Properties have historically experienced strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity of ours in the near term; however, we may undertake such activities on a selective basis.
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
Investment Activities (dollars in thousands)
During the three months ended March 31, 2020, we acquired a property with 820,384 rentable square feet for a purchase price of $71,481, excluding acquisition related costs of $147.
For further information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Activities (dollars in thousands)
In February and March 2020, we entered into agreements related to a joint venture for 12 of our Mainland Properties. We received proceeds from the investor in an aggregate amount of $108,266, which includes certain costs associated with the formation of the joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in the joint venture. The investment amount is based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties at the time of the investment that the joint venture assumed. In February 2020, we formed the joint venture with 11 of the 12 properties and the investor initially paid us $82,035, and in March 2020, the twelfth property was added to the joint venture and the investor contributed an additional $26,231. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility.
For further information regarding our financing activities, see Notes 5 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2020	2019	Change	Change	2020	2019	Change	2020	2019	Change	Change

Rental income	$44,788	$43,502	$1,286	3.0%	$19,490	$2,485	$17,005	$64,278	$45,987	$18,291	39.8%

Operating expenses:
Real estate taxes	6,298	5,250	1,048	20.0%	2,513	315	2,198	8,811	5,565	3,246	58.3%
Other operating expenses	3,300	3,175	125	3.9%	1,881	211	1,670	5,181	3,386	1,795	53.0%
Total operating expenses	9,598	8,425	1,173	13.9%	4,394	526	3,868	13,992	8,951	5,041	56.3%

Net operating income (3)	$35,190	$35,077	$113	0.3%	$15,096	$1,959	$13,137	50,286	37,036	13,250	35.8%

Other expenses:
Depreciation and amortization								18,290	9,611	8,679	90.3%
General and administrative								4,831	3,800	1,031	27.1%
Total other expenses								23,121	13,411	9,710	72.4%
Interest income								111	361	(250)	(69.3%)
Interest expense								(14,519)	(7,596)	(6,923)	91.1%
Income before income tax expense and equity earnings of an investee								12,757	16,390	(3,633)	(22.2%)
Income tax expense								(63)	(8)	(55)	N/M
Equity in earnings of an investee								—	404	(404)	N/M
Net income								12,694	16,786	(4,092)	(24.4%)
Net loss attributable to noncontrolling interest								152	—	152	—%
Net income attributable to common shareholders								$12,846	$16,786	$(3,940)	(23.5%)

Weighted average common shares outstanding - basic								65,075	65,032	43	0.1%
Weighted average common shares outstanding - diluted								65,082	65,041	41	0.1%

Net income per common share - basic and diluted								$0.20	$0.26	$(0.06)	(23.1%)

(1)	Consists of 270 buildings, leasable land parcels and easements that we owned continuously since January 1, 2019.

(2)	Consists of 31 properties that we acquired during the period from January 1, 2019 to March 31, 2020.

(3)	See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our acquisition activity reflects our acquisition of 31 properties during the period from January 1, 2019 to March 31, 2020.
Rental income. The increase in rental income is primarily a result of our acquisition activity and increases from leasing activity, rent resets and real estate tax expense reimbursements at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling $1,967 for the 2020 period and approximately $979 for the 2019 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $200 for the 2020 period and approximately $113 for the 2019 period.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and higher tax assessments at certain of our comparable properties.
Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The increase in other operating expenses is primarily due to our acquisition activity. The increase in other operating expenses at our comparable properties is primarily due to increases in insurance expense and repairs and maintenance costs, partially offset by a decrease in snow removal expenses during the 2020 period at certain of our comparable properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and an increase in depreciation of improvements made to certain of our properties after January 1, 2019, partially offset by certain leasing related assets becoming fully amortized in 2020.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR LLC, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The increase in general and administrative expenses primarily reflects an increase in business management fees as a result of our acquisition activity in 2019 and 2020.
Interest income. Interest income represents interest earned on our cash balances. The decrease in interest income is primarily due to a decrease in average investable cash in the 2020 period compared to the 2019 period.
Interest expense. The increase in interest expense in the 2020 period is primarily due to increased net borrowings used to fund our acquisition activity in the 2019 period.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions that are subject to state income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC, which we acquired in December 2018. The decrease in equity in earnings of an investee is due to the dissolution of AIC on February 13, 2020.
Net income. The decrease in net income for the 2020 period compared to the 2019 period reflects the changes noted above.
Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest represents the net loss attributable to the 39% equity interest that we do not own in our joint venture for 12 of our Mainland Properties.
Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since January 1, 2019.
Net income per common share - basic and diluted. The decrease in net income per common share reflects the changes to net income and weighted average common shares noted above.
Non-GAAP Financial Measures

We present certain “non-GAAP financial measures” within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including net operating income, or NOI, funds from operations, or FFO, attributable to common shareholders and Normalized FFO attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and net income attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

The following table presents the reconciliation of net income to NOI for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Income to NOI:
Net income	$12,694	$16,786
Equity in earnings of an investee	—	(404)
Income tax expense	63	8
Income before income tax expense and equity earnings of an investee	12,757	16,390
Interest expense	14,519	7,596
Interest income	(111)	(361)
General and administrative	4,831	3,800
Depreciation and amortization	18,290	9,611
NOI	$50,286	$37,036

NOI:
Hawaii Properties	$19,517	$19,609
Mainland Properties	30,769	17,427
NOI	$50,286	$37,036

Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income attributable to common shareholders, calculated in accordance with GAAP, plus real estate depreciation and amortization and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders:
Net income attributable to common shareholders	$12,846	$16,786
Depreciation and amortization	18,290	9,611
FFO adjustments attributable to noncontrolling interest	(977)	—
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders	$30,159	$26,397

FFO attributable to common shareholders and Normalized FFO attributable to common shareholders per common share - basic and diluted	$0.46	$0.41
LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter based on our current expectations, including impacts from the COVID-19 pandemic and current economic downturn on us and our tenants and their willingness and ability to pay us rent when due. Our future cash flows from operating activities will depend primarily upon our ability to:

•	collect rents from our tenants when due;

•	maintain the occupancy of, and maintain or increase the rental rates at, our properties;

•	control our operating cost increases; and

•	purchase additional properties that produce cash flows in excess of our costs of acquisition capital and property operating expenses.

We are carefully monitoring the developments of the COVID-19 pandemic and its impact on our tenants and our other stakeholders. With $485,000 of availability under our revolving credit facility as of April 29, 2020, $48,750 of debt maturities during the remainder of 2020, 74.1% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and 0.5% of our annualized rental revenues as of March 31, 2020, from expiring leases over the next 12 months, we believe that we are currently well positioned to weather the present disruptions facing the real estate industry. Further, we are hopeful that our focus on industrial and logistics properties will enable us and our tenants to outperform the broader commercial and real estate industry if the demand for e-commerce continues at levels consistent with the demand since the COVID-19 pandemic materialized in the United States during the first quarter of 2020. However, even if that occurs, we expect that some of our tenants may experience significant downturns on their businesses and liquidity. As a result of the COVID-19 pandemic and its resulting economic harm, certain of our tenants have requested relief from their obligations to pay rent due to us. We are evaluating these requests on a tenant by tenant basis. As of April 27, 2020, we have granted requests to certain of our tenants to defer rent payments aggregating $2,132 for leases that represent approximately 6.5% of our annualized rental revenues as of March 31, 2020. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. We expect to receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. Further, we do not know whether any of our tenants will qualify for, and receive assistance from any government programs and, if they do, whether that assistance will be sufficient to enable them to pay rent to us. As a result of the uncertainties surrounding the COVID-19 pandemic and the duration and severity of the current economic downturn, we are unable to determine the ultimate impact on our tenants and their ability and willingness to pay us rent. As a result of the uncertainties surrounding the COVID-19 pandemic, we are unable to currently assess any additional impact this pandemic will have on our future cash flows.
Cash flows provided by (used in) operating, investing and financing activities were $29,445, ($73,935) and $41,112, respectively, for the three months ended March 31, 2020 and $28,330, ($281,901) and $260,089, respectively, for the three months ended March 31, 2019. The increase in net cash provided by operating activities for the three months ended March 31, 2020 compared to the same period in the prior year is primarily due to an increase in consolidated property NOI due to our acquisitions in the 2019 and 2020 periods, partially offset by a decrease in prepaid rents collected in the 2020 period. Net cash used in investing activities for the three months ended March 31, 2020 decreased primarily due to a greater number of acquisitions in the 2019 period. The decrease in net cash provided by financing activities for the three months ended March 31, 2020 compared to the same period in the prior year is primarily due to net proceeds from our mortgage financing in the 2019 period compared to the proceeds we received from our joint venture transaction in the 2020 period.
Our Investment and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. Further, the COVID-19 pandemic has resulted in a reduction in investment activity generally and we may be limited in pursuing investments in the current uncertain economic conditions until economic conditions become more stable. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.
As of March 31, 2020, we had unrestricted cash and cash equivalents of $19,870. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At March 31, 2020, the interest rate premium on our revolving credit facility was 155 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 2.50%. As of March 31, 2020 and April 29, 2020, we had $265,000 outstanding under our revolving credit facility, and $485,000 available to borrow under our revolving credit facility.
Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.

As of March 31, 2020, our debt maturities (other than our revolving credit facility), include mortgage notes with an aggregate principal amount of $1,105,730, as follows:

Debt Maturity
2020	$48,750
2023 (1)	56,980
2029 (2)	1,000,000
Total	$1,105,730
(1) The property encumbered by this mortgage is owned by a joint venture in which we own a 61% equity interest.

(2) The properties encumbered by the $350,000 mortgage loan we obtained in October 2019 are owned by a joint venture in which we own a 61% equity interest.

In February and March 2020, we entered into agreements related to the formation of a joint venture for 12 of our Mainland Properties. We received proceeds from the investor in an aggregate amount of $108,266, which includes certain costs associated with the formation of the joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in the joint venture. The investment amount is based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties at the time of the investment that the joint venture assumed. In February 2020, we formed the joint venture with 11 of the 12 properties and the investor initially paid us $82,035, and in March 2020, the twelfth property was added to the joint venture and the investor contributed an additional $26,231. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility. We may sell additional properties into the joint venture or sell some of our equity interests in the joint venture to additional investors as a source of financing in the future. In addition, this joint venture may issue additional equity interests to other investors. Further, we may seek to enter new joint ventures; however, the current economic conditions may delay, limit or prevent our ability or willingness to enter additional joint ventures.
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
The completion and the costs of any future financings will depend primarily upon our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then current credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as noted elsewhere in this Quarterly Report on Form 10-Q, it is uncertain what the duration and severity of the current economic downturn resulting from the COVID-19 pandemic will be. A protracted and extensive downturn may have various negative consequences, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
During the three months ended March 31, 2020, we paid a quarterly cash distribution to our shareholders totaling $21,510 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distribution we paid in 2020, see Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 6, 2020, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on April 16, 2020. We expect to pay this distribution on or about May 21, 2020 using existing cash balances and borrowings under our revolving credit facility.
During the three months ended March 31, 2020 and 2019, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2020	2019
Tenant improvements (1)	$104	$—
Leasing costs (2)	189	156
Building improvements (3)	1,237	59
Development, redevelopment and other activities (4)	1	160
	$1,531	$375

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions, legal costs and tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditure projects that (i) reposition a property or (ii) result in new sources of revenue.

As of March 31, 2020, we had estimated unspent leasing related obligations of $807.
During the three months ended March 31, 2020, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	36	13	49
Total leasing costs and concession commitments (1)	$458	$—	$458
Total leasing costs and concession commitments per square foot (1)	$12.61	$—	$9.21
Weighted average lease term by square feet (years)	19.4	11.9	17.4
Total leasing costs and concession commitments per square foot per year (1)	$0.65	$—	$0.53

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements
As of March 31, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2020 were borrowings outstanding under our revolving credit facility, a $650,000 mortgage loan obtained in January 2019 that is secured by 186 of our properties, a $350,000 mortgage loan obtained in October 2019 that is secured by 11 properties that are owned by a joint venture in which we own a 61% equity interest, and a $56,980 mortgage note that is secured by one property that is owned by a joint venture in which we own a 61% equity interest, subject to certain limitations, except that, with respect to the $650,000 mortgage loan, the applicable loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.

Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2020, we believe we were in compliance with all the covenants and other terms under our credit agreement.
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
The loan agreements governing our mortgage loans contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. In addition, pursuant to the loan agreement and related documents governing our $650,000 mortgage loan, we are required to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2020, we believe we were in compliance with all the covenants and other terms under the agreements governing our mortgage notes.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies.
For further information about these and other such relationships and related person transactions, see Notes 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2019 Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2019 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with OPI, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2019. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt
At March 31, 2020, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property in Virginia)	$48,750	3.99%	$1,945	2020	Monthly
Mortgage note (one property in Florida) (2)	56,980	3.60%	2,051	2023	Monthly
Mortgage notes (186 properties in Hawaii)	650,000	4.31%	28,015	2029	Monthly
Mortgage notes (11 U.S. Mainland Properties) (2)	350,000	3.33%	11,655	2029	Monthly
	$1,105,730		$43,666

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

(2)	The properties encumbered by these mortgages are owned by a joint venture in which we own a 61% equity interest.

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
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2020 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $87,787.
Floating Rate Debt

At March 31, 2020, our floating rate debt consisted of $265,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2020:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2020	2.50%	$265,000	$6,625	$(0.10)
One percentage point increase	3.50%	$265,000	$9,275	$(0.14)

(1)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2020.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2020 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2020	2.50%	$750,000	$18,750	$(0.29)
One percentage point increase	3.50%	$750,000	$26,250	$(0.40)

(1)	Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2020.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our tenants,

•	Our expectations about our ability and the ability of the industrial and logistics properties industry and our tenants to operate throughout the COVID-19 pandemic and current economic conditions,

•	The likelihood and extent to which our tenants will be negatively impacted by the COVID-19 pandemic and its aftermath and be able and willing to pay us rent,

•	The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions on terms as favorable to us as the terms of our existing leases,

•	The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants,

•	Our acquisitions of properties,

•	Our ability to compete for acquisitions and tenancies effectively,

•	The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•
Our ability to enter into expanded or additional real estate joint ventures or to attract co-venturers and our ability to manage successfully and benefit from any real estate joint ventures we may enter into,

•	Changes in the security of cash flows from our properties,

•	Our expectations regarding the impact of the COVID-19 pandemic on our tenants, the industrial and logistics sector and our financial condition,

•	Our ability to maintain sufficient liquidity for the duration of the COVID-19 pandemic and resulting economic downturn,

•	Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws,

•	The credit qualities of our tenants,

•	Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,

•	Our sales of properties, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC, RMR Inc. and others affiliated with them, and

•	Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•	Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,

•	Rents that we can charge at our properties may decline upon rent resets, lease renewals or lease expirations because of changing market conditions or otherwise,

•
Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant at these properties,

•
Certain of our Hawaii Properties are lands leased for rents that periodically reset based on then current fair market values. Rental income from our properties in Hawaii have generally increased during our and our predecessors’ ownership as the leases for those properties have been reset, extended or renewed. Although we expect that rents for our Hawaii Properties could increase in the future, subject to the impacts of the COVID-19 pandemic and the resulting economic downturn, we cannot be sure they will increase. Future rents from these properties could decrease or not increase to the extent they have in the past or by the amount we expect, particularly in the current economic conditions,

•	Our possible development or redevelopment of certain of our properties may not be realized or be successful,

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,

•
Economic conditions in areas where our properties are located may decline in the future, including due to the COVID-19 pandemic and its aftermath. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,

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

•
The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and its aftermath,

•
Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. However, if challenging market conditions, including due to the COVID-19 pandemic and its aftermath, last for a long period or worsen, our tenants may experience liquidity constraints and as a result may be unable or unwilling to pay rent to us and our ability to operate our business effectively may be challenged. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy those covenants and conditions,

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

•
Our Board of Trustees considers, among other factors, our distribution rate compared to the trading price of our common shares and to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,

•
We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,

•
We face minimal lease expirations over the next 12 months and we have granted requests to certain of our tenants to defer rent payments in exchange for increased payments over, in most cases, a 12-month period that commences in September 2020. However, current market and economic conditions may deteriorate and such deterioration may result in an increase in tenant defaults and terminations, and these concessions and assistance given to our tenants may not allow them to continue to be successful during this challenging time,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, acts of terrorism, natural disasters, changes in our tenants’ financial conditions, the market demand for leased space or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

PART II. Other Information

Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2019 Annual Report. The COVID-19 pandemic may subject us to additional risks that are described below. The risks described in our 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2019 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
The COVID-19 pandemic has resulted, or is expected to result, in a global economic recession that may materially adversely impact our business, operations, financial results and liquidity.
The strain of coronavirus that causes the viral disease known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession.
Although some of our tenants have benefitted to date from the increased reliance on e-commerce and logistics to support retailers and communities with essential services throughout the United States, challenges to the supply chain due to the COVID-19 pandemic, such as widespread illness that negatively impacts the workforce or other supply chain issues, may negatively impact our tenants’ businesses and operations. Further, as the initial demand from businesses and households to stock up on supplies abates, the demand for e-commerce and logistics may decline, particularly if the current economic conditions continue or worsen for an extended period. If that occurs, our tenants may become unable or unwilling to pay rent to us and we may be unable to replace any lost revenues we may experience.
We typically conduct aspects of our leasing activity at our properties. Accordingly, reductions in the ability and willingness of prospective tenants to visit our properties due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Concerns relating to the outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect the management of our properties. As of March 31, 2020, leases for 0.4% of our total annualized rental revenues were scheduled to expire during the last nine months of 2020 and only leases for an additional 5.9% are scheduled to expire in 2021. In addition, if tenants default on our leases, we may experience increased vacancies and we may be unable to replace those tenancies for an extended period or at all and the terms of any leases we may enter may not be as favorable to us as the terms of our existing leases.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

•	increased risk of our tenants being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•	increased risk of default or bankruptcy of our tenants;

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of our tenants and the demand for industrial and logistics properties;

•
our inability to execute improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, and due to our need to maintain our liquidity,

•	possible significant declines in the value of our properties;

•	our inability to accurately or reliably value our portfolio;

•
our failure to pay interest or principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facility;

•	our inability to comply with certain financial covenants that could result in our defaulting under our debt agreements;

•	continued sudden and/or severe declines in the market price of our common shares;

•	our inability to access debt and equity capital on attractive terms, or at all;

•	our inability to sell properties we may identify for sale due to a general decline in business activity and demand for real estate transactions; and

•	our inability to grow our existing joint venture or to enter new joint ventures.
Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
Future distributions to our shareholders may be reduced or eliminated as a result of the uncertainty and materially adverse impact of the COVID-19 pandemic and the resulting economic downturn and the form of payment could change.
We currently intend to continue to make regular quarterly distributions to our shareholders. However:

•
our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•
our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our FFO attributable to common shareholders, our Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
In order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
Certain of our tenants have requested relief from their obligations to pay us rent in response to the current economic conditions resulting from the COVID-19 pandemic and we expect to receive additional similar requests in the future; we have provided certain limited relief in response to these requests and may determine to grant additional relief in the future if we determine it prudent or appropriate to do so.
The current economic conditions resulting from the COVID-19 pandemic significantly negatively impacted certain of our tenants’ businesses, operations and liquidity, and certain of our tenants have requested relief from their obligations to pay rent due to us. To date, we have granted some relief to our tenants, which principally consists of deferring an aggregate of approximately $2.1 million of rent payments in exchange for increased payments over, in most cases, a 12-month period that commences in September 2020. We expect to receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.

The COVID-19 pandemic and resulting economic recession may negatively impact our ability and willingness to grow our existing joint venture and to enter new joint ventures.
We currently have a joint venture for 12 of our Mainland Properties. If that joint venture is unable to obtain sufficient funding from its current or other investors, it will be limited in its ability to grow. In addition, our ability to enter new joint ventures may be limited in the current economic environment if investors are not willing to enter those arrangements due to liquidity or other concerns. Moreover, we may elect not to pursue additional joint ventures for our existing properties if, for example, we believe the valuations that investors place on our properties are below what we believe to be their actual valuations, which can occur in periods of economic instability such as the current economic environment in the United States and globally. If we are unable to grow our existing joint venture or enter new joint ventures, we may be limited in our ability to grow our business, to obtain financing and to pursue opportunities we believe would be beneficial to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 2020	420	$22.01	—	$—
March 2020	531	17.75	—	—
Total	951	$19.63	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: April 30, 2020

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 30, 2020