Form 10-Q
period 2020-06-30
Industrial Logistics Properties Trust
filed 2020-07-29
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 27, 2020: 65,209,564

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

June 30, 2020

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$759,009	$747,794
Buildings and improvements	1,644,996	1,588,170
Total real estate properties, gross	2,404,005	2,335,964
Accumulated depreciation	(153,979)	(131,468)
Total real estate properties, net	2,250,026	2,204,496
Acquired real estate leases, net	130,153	138,596
Cash and cash equivalents	33,256	28,415
Restricted cash	13,703	6,135
Rents receivable, including straight line rents of $62,399 and $58,336, respectively	67,292	62,782
Deferred leasing costs, net	6,161	6,581
Debt issuance costs, net	2,215	2,954
Due from related persons	1,023	1,504
Other assets, net	1,771	3,438
Total assets	$2,505,600	$2,454,901

LIABILITIES AND EQUITY
Revolving credit facility	$320,000	$310,000
Mortgage notes payable, net	1,048,226	1,096,608
Assumed real estate lease obligations, net	16,353	17,508
Accounts payable and other liabilities	18,002	16,475
Rents collected in advance	7,495	9,442
Security deposits	6,597	6,680
Due to related persons	2,316	2,498
Total liabilities	1,418,989	1,459,211

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,209,564 and 65,180,628 shares issued and outstanding, respectively	652	652
Additional paid in capital	1,007,223	999,302
Cumulative net income	169,822	142,155
Cumulative common distributions	(189,440)	(146,419)
Total equity attributable to common shareholders	988,257	995,690
Noncontrolling interest:
Total equity attributable to noncontrolling interest	98,354	—
Total equity	1,086,611	995,690
Total liabilities and equity	$2,505,600	$2,454,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Rental income	$65,110	$60,090	$129,388	$106,077

Expenses:
Real estate taxes	8,932	7,495	17,743	13,060
Other operating expenses	5,041	4,198	10,222	7,584
Depreciation and amortization	18,525	16,709	36,815	26,320
General and administrative	4,846	4,856	9,677	8,656
Total expenses	37,344	33,258	74,457	55,620

Interest income	2	138	113	499
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $642, $494, $1,229 and $897, respectively)	(13,205)	(13,924)	(27,724)	(21,520)
Gain on early extinguishment of debt	120	—	120	—
Income before income tax expense and equity in earnings of an investee	14,683	13,046	27,440	29,436
Income tax expense	(126)	(60)	(189)	(68)
Equity in earnings of an investee	—	130	—	534
Net income	14,557	13,116	27,251	29,902
Net loss attributable to noncontrolling interest	264	—	416	—
Net income attributable to common shareholders	14,821	13,116	27,667	29,902

Other comprehensive income:
Equity in unrealized gains of an investee	—	71	—	137
Other comprehensive income	—	71	—	137
Comprehensive income attributable to common shareholders	$14,821	$13,187	$27,667	$30,039

Weighted average common shares outstanding - basic	65,089	65,039	65,082	65,035
Weighted average common shares outstanding - diluted	65,091	65,043	65,087	65,042

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.23	$0.20	$0.42	$0.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

						Total Equity	Total Equity
	Number of		Additional	Cumulative	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Net	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2019	65,180,628	$652	$999,302	$142,155	$(146,419)	$995,690	$—	$995,690
Net income (loss)	—	—	—	12,846	—	12,846	(152)	12,694
Share grants	6,000	—	326	—	—	326	—	326
Share repurchases	(951)	—	(18)	—	—	(18)	—	(18)
Distributions to common shareholders	—	—	—	—	(21,510)	(21,510)	—	(21,510)
Contributions from noncontrolling interest	—	—	6,972	—	—	6,972	100,668	107,640
Balance at March 31, 2020	65,185,677	652	1,006,582	155,001	(167,929)	994,306	100,516	1,094,822
Net income (loss)	—	—	—	14,821	—	14,821	(264)	14,557
Share grants	24,500	—	654	—	—	654	—	654
Share repurchases	(613)	—	(13)	—	—	(13)	—	(13)
Distributions to common shareholders	—	—	—	—	(21,511)	(21,511)	—	(21,511)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,898)	(1,898)
Balance at June 30, 2020	65,209,564	$652	$1,007,223	$169,822	$(189,440)	$988,257	$98,354	$1,086,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative
	Number of		Additional	Cumulative	Other	Cumulative
	Common	Common	Paid In	Net	Comprehensive	Common	Total
	Shares	Shares	Capital	Income	Income	Distributions	Equity
Balance at December 31, 2018	65,074,791	$651	$998,447	$89,657	$—	$(60,482)	$1,028,273
Net income	—	—	—	16,786	—	—	16,786
Equity in unrealized gains of investee	—	—	—	—	66	—	66
Share grants	—	—	73	—	—	—	73
Distributions to common shareholders	—	—	—	—	—	(21,474)	(21,474)
Balance at March 31, 2019	65,074,791	651	998,520	106,443	66	(81,956)	1,023,724
Net income	—	—	—	13,116	—	—	13,116
Equity in unrealized gains of investee	—	—	—	—	71	—	71
Share grants	15,000	—	345	—	—	—	345
Share repurchases	(1,362)	—	(28)	—	—	—	(28)
Share forfeitures	(240)	—	(1)	—	—	—	(1)
Distributions to common shareholders	—	—	—	—	—	(21,475)	(21,475)
Balance at June 30, 2019	65,088,189	$651	$998,836	$119,559	$137	$(103,431)	$1,015,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,251	$29,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,789	16,197
Net amortization of debt issuance costs, premiums and discounts	1,229	897
Amortization of acquired real estate leases and assumed real estate lease obligations	13,025	8,854
Amortization of deferred leasing costs	610	460
Straight line rental income	(4,063)	(2,981)
Gain on early extinguishment of debt	(120)	—
Other non-cash expenses	980	417
Equity in earnings of an investee	—	(534)
Change in assets and liabilities:
Rents receivable	(447)	128
Deferred leasing costs	(273)	(261)
Due from related persons	481	564
Other assets	1,380	1,620
Accounts payable and other liabilities	2,269	5,077
Rents collected in advance	(1,947)	2,322
Security deposits	(83)	384
Due to related persons	(182)	1,486
Net cash provided by operating activities	62,899	64,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(71,628)	(852,152)
Real estate improvements	(3,089)	(3,144)
Distributions in excess of earnings from Affiliates Insurance Company	287	—
Net cash used in investing activities	(74,430)	(855,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	—	650,000
Borrowings under revolving credit facility	180,000	653,000
Repayments of revolving credit facility	(170,000)	(458,000)
Repayment of mortgage note payable	(48,750)	—
Payment of debt issuance costs	—	(5,517)
Distributions to common shareholders	(43,021)	(42,949)
Proceeds from noncontrolling interest, net	107,640	—
Distributions to noncontrolling interest	(1,898)	—
Repurchase of common shares	(31)	(28)
Net cash provided by financing activities	23,940	796,506

Increase in cash, cash equivalents and restricted cash	12,409	5,742
Cash, cash equivalents and restricted cash at beginning of period	34,550	9,608
Cash, cash equivalents and restricted cash at end of period	$46,959	$15,350

SUPPLEMENTAL DISCLOSURES:
Interest paid	$26,914	$17,663
Income taxes paid	$199	$64

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage note payable	$—	$(56,980)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage note payable	$—	$56,980

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$33,256	$15,350
Restricted cash	13,703	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$46,959	$15,350

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
In February and March 2020, we entered into agreements related to a joint venture for 12 of our properties located in the mainland United States. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $660,958 as of June 30, 2020 and consist primarily of the real estate owned by the joint venture. The liabilities of this VIE were $408,181 as of June 30, 2020 and consist primarily of mortgage debts secured by the properties owned by the joint venture. The joint venture investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 11 for further information about this joint venture.
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
Note 3. Real Estate Properties

As of June 30, 2020, we owned 301 properties with a total of approximately 43,759,000 rentable square feet, including 226 buildings, leasable land parcels and easements with a total of approximately 16,756,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 75 properties with a total of approximately 27,003,000 rentable square feet of industrial properties located in 30 other states, or our Mainland Properties, including 12 properties with approximately 9,227,000 rentable square feet owned by a joint venture in which we own a 61% equity interest.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended June 30, 2020 and 2019, approximately 41.3% and 42.2%, respectively, of our rental income was from our Hawaii Properties. For the six months ended June 30, 2020 and 2019, approximately 41.2% and 47.9%, respectively, of our rental income was from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $10,399, or 16.0%, and $8,700, or 14.5%, of our rental income for the three months ended June 30, 2020 and 2019, respectively, and $20,061, or 15.5%, and $13,565, or 12.8%, of our rental income for the six months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, we completed the acquisition of an industrial property containing 820,384 rentable square feet for a purchase price of $71,628, including acquisition related costs of $147. This acquisition was accounted for as an asset acquisition. We allocated the purchase price for this acquisition based on the estimated fair value of the acquired assets as follows:

		Number	Rentable			Buildings	Acquired
		of	Square	Purchase		and	Real Estate
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases
February 2020	Phoenix, AZ	1	820,384	$71,628	$11,214	$54,676	$5,738
		1	820,384	$71,628	$11,214	$54,676	$5,738

During the six months ended June 30, 2020, we committed $687 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 363,000 square feet. Committed but unspent tenant related obligations based on existing leases as of June 30, 2020 were $561.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands. As of both June 30, 2020 and December 31, 2019, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.
Note 4. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $11,640 and $9,483 for the three months ended June 30, 2020 and 2019, respectively, of which tenant reimbursements totaled $11,395 and $9,483, respectively, and $23,160 and $17,764 for the six months ended June 30, 2020 and 2019, respectively, of which tenant reimbursements totaled $22,670 and $16,602, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We increased rental income to record revenue on a straight line basis by $2,096 and $2,002 for the three months ended June 30, 2020 and 2019, respectively, and $4,063 and $2,981 for the six months ended June 30, 2020 and 2019, respectively. Rents receivable include $62,399 and $58,336 of straight line rents at June 30, 2020 and December 31, 2019, respectively.
Certain of our tenants have requested relief from their obligations to pay rent due to us in response to the current economic conditions resulting from the COVID-19 pandemic. As of July 27, 2020, we granted requests for certain of our tenants to defer rent payments totaling $2,799. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as the original lease. Because the deferred rents referenced above will be repaid over a 12-month period, the cash flows from the respective leases are substantially the same as before the rent deferrals. These deferred amounts did not impact our results for the three and six months ended June 30, 2020 and as of June 30, 2020, we recognized an increase in our accounts receivable related to these deferred amounts of $2,317.
Note 5. Indebtedness

As of June 30, 2020, our outstanding indebtedness consisted of the following:

					Net Book
					Value
	Principal Balance as of				of Collateral
	June 30,	December 31,	Interest		At June 30,
	2020 (1)	2019 (1)	Rate	Maturity	2020
Unsecured revolving credit facility (2)	$320,000	$310,000	1.59%	Dec 2021	$—
Mortgage note payable (secured by one property in Florida) (3)	56,980	56,980	4.22%	Oct 2023	104,893
Mortgage note payable (secured by 186 properties in Hawaii)	650,000	650,000	4.31%	Feb 2029	491,937
Mortgage note payable (secured by 11 Mainland Properties) (3)	350,000	350,000	3.33%	Nov 2029	493,432
Mortgage note payable (secured by one property in Virginia)	—	48,750	N/A	N/A	N/A
	1,376,980	1,415,730			$1,090,262
Unamortized debt issuance costs, premiums and discounts	(8,754)	(9,122)
	$1,368,226	$1,406,608

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of June 30, 2020, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 140 basis points and our commitment fee was 25 basis points. As of June 30, 2020 and December 31, 2019, the interest rate payable on borrowings under our revolving credit facility was 1.59% and 3.26%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 2.04% and 3.76% for the three months ended June 30, 2020 and 2019, respectively, and 2.80% and 3.77% for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 and July 27, 2020, we had $320,000 outstanding under our revolving credit facility, and $430,000 available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at June 30, 2020.
In May 2020, we prepaid at par plus accrued interest a mortgage note secured by one of our properties with an outstanding principal balance of approximately $48,750, an annual interest rate of 3.48% and a maturity date in November 2020. As a result of the prepayment of this mortgage note, we recorded a gain on early extinguishment of debt of $120 for the three and six months ended June 30, 2020 to write off unamortized debt premiums.
Note 6. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At June 30, 2020 and December 31, 2019, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At June 30, 2020		At December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$1,048,226	$1,112,956	$1,096,608	$1,143,437

(1)	Includes unamortized debt issuance costs, premiums and discounts of $8,754 and $9,122 as of June 30, 2020 and December 31, 2019, respectively.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

On May 28, 2020, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 3,500 of our common shares, valued at $18.77 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases:
During the six months ended June 30, 2020, we purchased our common shares from certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase dates, as follows:

Date Purchased	Number of Shares	Price per Share
1/9/2020	420	$22.01
3/13/2020	531	$17.75
6/30/2020	613	$20.55

Distributions:
During the six months ended June 30, 2020, we declared and paid a regular quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 27, 2020	February 20, 2020	$0.33	$21,510
April 16, 2020	May 21, 2020	$0.33	$21,511

On July 16, 2020, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 27, 2020. We expect to pay this distribution on or about August 20, 2020.
Note 8. Per Common Share Amounts

We calculate basic earnings per common share by dividing net income attributable to common shareholders by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Numerators:
Net income attributable to common shareholders	$14,821	$13,116	$27,667	$29,902
Income attributable to unvested participating securities	(24)	(8)	(45)	(19)
Net income attributable to common shareholders used in calculating earnings per share	$14,797	$13,108	$27,622	$29,883

Denominators:
Weighted average common shares outstanding - basic	65,089	65,039	65,082	65,035
Effect of dilutive securities: unvested share awards	2	4	5	7
Weighted average common shares outstanding - diluted	65,091	65,043	65,087	65,042

Net income attributable to common shareholders per common share - basic	$0.23	$0.20	$0.42	$0.46
Net income attributable to common shareholders per common share - diluted	$0.23	$0.20	$0.42	$0.46

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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $3,277 and $6,584 for the three and six months ended June 30, 2020, respectively, and $3,092 and $5,285 for the three and six months ended June 30, 2019, respectively. The net business management fees we recognized for the three and six months ended June 30, 2020 include $347 and $476, respectively, of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement, which arrangement is further described in Note 11. Based on our common share total return, as defined in our business management agreement, as of June 30, 2020 and 2019, no incentive fees are included in the net business management fees we recognized for the three or six months ended June 30, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the period from January 12, 2018 to December 31, 2020 and will be payable in 2021. We did not incur any incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,860 and $3,783 for the three and six months ended June 30, 2020, respectively, and $1,922 and $3,269 for the three and six months ended June 30, 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,217 and $2,416 for these expenses and costs for the three and six months ended June 30, 2020, respectively, and $1,026 and $1,929 for the three and six months ended June 30, 2019, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

OPI. Office Properties Income Trust, or OPI, owed to us $1,023 and $1,504 as of June 30, 2020 and December 31, 2019, respectively, for rents that it collected on our behalf from certain of our tenants. A predecessor of OPI previously owned those properties and those tenants first became tenants at those properties prior to our ownership. OPI paid these amounts due to us or collected on our behalf in July 2020 and January 2020, respectively.
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
As of June 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. In June 2020, we received an additional liquidating distribution of approximately $287 from AIC in connection with its dissolution. We did not recognize any income related to our investment in AIC for the three and six months ended June 30, 2020, respectively, and recognized $130 and $534 related to our investment in AIC for the three and six months ended June 30, 2019, respectively, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income included our proportionate share of unrealized gains on securities, if any, which were owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, see our 2019 Annual Report.
Note 11. Noncontrolling Interest

In February and March 2020, we entered into agreements related to a joint venture for 12 of our Mainland Properties with an Asian institutional investor. We contributed to the joint venture 11 of these properties in February 2020 and the remaining property in March 2020. We received from the investor $82,035 and $26,231 in February and March 2020, respectively, for a 39% equity interest in the joint venture, and we retained the remaining 61% equity interest. The joint venture assumed $406,980 of then existing mortgage debts on the properties we contributed. We incurred transaction costs of $626 in connection with the formation of this joint venture.
We recognized a noncontrolling interest in our condensed consolidated balance sheets of $100,668 as of the completion of this transaction, which was equal to 39% of our aggregate carrying value of the total equity of the properties immediately prior to our respective contributions of the properties to the joint venture. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was $6,972, has been reflected as an increase in additional paid in capital in our condensed consolidated balance sheets. The portion of the joint venture's net loss not attributable to us, or $264 and $416 for the three and six months ended June 30, 2020, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2020, the joint venture made aggregate cash distributions of $1,898 to the other joint venture investor, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of June 30, 2020, the joint venture held real estate assets with an aggregate net book value of $660,958, including restricted cash of $13,703, and had liabilities of $408,181.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
IMPACT OF COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental and market responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in a recession. Our business is focused on industrial and logistics properties. The industrial and logistics sector has fared better than some other industries thus far in response to the COVID-19 pandemic, including other real estate sectors, due to the demand for e-commerce. We believe that demand was initially supported in part by increased demand by businesses and households to stock up on supplies as the implications of the COVID-19 pandemic and resulting governmental and market responses materialized and e-commerce companies have benefited from the closure of certain retail consumer outlets during the second quarter of 2020. States and municipalities across the United States have been allowing certain businesses to re-open and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, economic data have indicated that the U.S. economy has increasingly improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions or otherwise and, in some cases, certain states have imposed or re-imposed closings of certain business activities and other restrictions in response. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify or whether any “second wave” of COVID-19 infection outbreaks will occur in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, our tenants or our business.
We believe that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. However, if economic conditions do not continue to improve or if they worsen, including in response to any increase in the number or severity of COVID-19 infections, demand for e-commerce may also decline. If that occurs, our tenants and their businesses may become increasingly negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable or unwilling to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our tenants and their ability to withstand the current, and possible future deteriorating, economic conditions and continue to pay us rent;

•	our operations, liquidity and capital needs and resources;

•	conducting financial modeling and sensitivity analyses;

•
actively communicating with our tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our tenants to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us rent.

We believe that our current financial resources and our expectations as to the future performance of the industrial and logistics sector and our tenants will enable us to withstand the COVID-19 pandemic and its aftermath. As of July 27, 2020, we had:

•	$430,000 of availability under our revolving credit facility;

•
no outstanding debt scheduled to mature during the remainder of 2020 and our next debt maturity being our credit facility in December 2021, which maturity is subject to two six month extensions at our option;

•	74.3% of our annualized rental revenues, as of June 30, 2020, derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or Hawaii land leases; and

•	only 3.0% of our annualized rental revenues, as of June 30, 2020, scheduled to expire over the next 12 months.
In light of the above resources, expectations and conditions, we believe that we are well positioned to weather the present disruptions facing the real estate industry. However, as a result of the COVID-19 pandemic and its aftermath, certain of our tenants have requested relief from their obligations to pay rent due to us. We evaluate these requests on a tenant by tenant basis. As of July 27, 2020, we granted requests for certain of our tenants to defer rent payments totaling $2,799 with respect to leases that represent, as of June 30, 2020, approximately 8.2% of our annualized rental revenues. As of June 30, 2020, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $2,317. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. For the three months ended June 30, 2020, we collected approximately 97% of our contractual rents due after giving effect to such rent deferrals. These deferred amounts did not negatively impact our financial results, and we did not record any revenue reserves for these amounts, for the three and six months ended June 30, 2020, and will continue to be reflected in our financial results in the applicable future reporting periods, assuming these tenants will pay the deferred rents due to us.
We do not have any employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure that RMR LLC employees remain safe and able to support us and other companies managed by RMR LLC or its subsidiaries, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
All RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the United States moved to stay at home orders, RMR LLC worked to reduce and optimize our operating costs at our properties by:

•	deferring non-emergency work;

•	implementing energy reduction protocols for lighting and HVAC systems;

•	reducing non-essential building services and staff; and

•	reducing the frequency of trash removal.
RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. RMR LLC regional management offices limit walk-in visitors and maintain maximum office occupancy limits as required by state and local guidelines, including weekly rotations of employees as needed.
As stay at home orders are lifted or loosened across the United States, RMR LLC has implemented additional procedures at our properties based on recommended guidelines from the U.S. Centers for Disease Control and Prevention and other regulatory agencies. For example:

•	focusing on sanitizing high touch points in common areas and restrooms;

•	shutting down certain building amenities;

•	prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties;

•	installing signage throughout our properties with social distancing reminders;

•
changing certain building HVAC systems and equipment, including adjusting outdoor air control programs to increase the amount of outside air delivered to interior spaces and to adjust control sequences to maintain space relative humidity in order to help minimize the concentration of the virus;

•	flushing domestic water systems to prepare for re-occupancy;

•	performing service calls and preventative maintenance after business hours to limit social interactions;

•
requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing RMR LLC with documented preventative measures for their employees and requiring staff to wear appropriate personal protective equipment when working at our properties; and

•	altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
RMR LLC has significantly reduced non-essential work travel and its regional leadership personnel have not been allowed to work in the same locations at the same time. RMR LLC also requires its employees who work at our properties to use personal protective equipment and business continuity bonus payments have been provided to certain essential workers at our properties.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include, among others:

•	the duration and severity of the negative economic impact;

•	the strength and sustainability of any economic recovery;

•
the timing and process for how the federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•
whether, following a recommencing of more normal levels of economic activities, the United States or other countries experience any “second wave” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2020, we owned 301 properties with approximately 43.8 million rentable square feet, including 226 buildings, leasable land parcels and easements with approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 75 properties with approximately 27.0 million rentable square feet located in 30 other states, including 12 properties with approximately 9.2 million rentable square feet owned by a joint venture in which we own a 61% equity interest. As of June 30, 2020, our properties were approximately 98.8% leased (based on rentable square feet) to 263 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.1 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of June 30, 2020, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants. Unless otherwise noted, the data presented in this section includes the 12 properties owned by a joint venture in which we own a 61% equity interest.

Property Operations
As of June 30, 2020, 98.8% of our rentable square feet was leased, compared to 99.3% of our rentable square feet as of June 30, 2019. Occupancy data for our properties as of June 30, 2020 and 2019 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2020	2019	2020	2019
Total properties	301	298	270	270
Total rentable square feet (2)	43,759	42,353	29,651	29,457
Percent leased (3)	98.8%	99.3%	98.4%	99.0%

(1)	Consists of properties that we owned continuously since January 1, 2019.

(2)	Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.

(3)
Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2020, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average effective rental rates per square foot leased: (1)
All properties	$6.02	$5.82	$6.01	$5.86
Comparable properties (2)	$6.12	$5.88	$6.16	$5.95

(1)	Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the three months ended June 30, 2020 and 2019 consist of 277 buildings, leasable land parcels and easements that we owned continuously since April 1, 2019. Comparable properties for the six months ended June 30, 2020 and 2019 consist of 270 buildings, leasable land parcels and easements that we owned continuously since January 1, 2019.

During the three months ended June 30, 2020, we entered lease renewals for approximately 314,000 square feet at weighted average (by square feet) rental rates that were approximately 26.6% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 20.1 years for lease renewals. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended June 30, 2020 totaled $229,000, or approximately $0.04 per square foot per year of the new weighted average lease term. Also, during the three months ended June 30, 2020, we completed rent resets for approximately 1,601,000 square feet of land at our Hawaii Properties at rent rates that were approximately 21.4% higher than the prior rental rates.

As shown in the table below, approximately 0.2% of our total rented square feet and approximately 0.3% of our total annualized rental revenues as of June 30, 2020 are included in leases scheduled to expire by December 31, 2020.
As of June 30, 2020, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Rented	Rented	of Total Rented	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2020-12/31/2020	6	72	0.2%	0.2%	$646	0.3%	0.3%
2021	29	2,707	6.3%	6.5%	15,203	5.9%	6.2%
2022	64	2,749	6.4%	12.9%	21,357	8.3%	14.5%
2023	28	2,536	5.9%	18.8%	16,370	6.4%	20.9%
2024	30	10,277	23.8%	42.6%	44,151	17.2%	38.1%
2025	14	2,550	5.9%	48.5%	14,551	5.7%	43.8%
2026	4	951	2.2%	50.7%	6,449	2.5%	46.3%
2027	10	5,647	13.1%	63.8%	28,143	11.0%	57.3%
2028	20	2,888	6.7%	70.5%	20,385	8.0%	65.3%
2029	9	2,715	6.3%	76.8%	14,585	5.7%	71.0%
Thereafter	84	10,124	23.2%	100.0%	74,436	29.0%	100.0%
Total	298	43,216	100.0%		$256,276	100.0%

Weighted average remaining lease term (in years):		8.2			9.1

(1)
Rented square feet is pursuant to existing leases as of June 30, 2020 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The following chart shows the annualized rental revenues as of June 30, 2020 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
June 30, 2020
Scheduled to Reset
7/1/2020 - 12/31/2020	$—
2021	2,610
2022	3,857
2023	2,550
2024	2,100
2025 and thereafter	19,138
Total	$30,255

We generally receive rents from our tenants monthly in advance. As of June 30, 2020, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Rented	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Rented Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	AZ, FL, IN, SC, TN, VA	7	6,939	16.1%	15.9%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.2%	3.7%
3	The Procter & Gamble Distributing LLC	OH	1	1,791	4.1%	3.7%
4	Restoration Hardware, Inc.	MD	1	1,195	2.8%	2.4%
5	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.7%	2.1%
6	UPS Supply Chain Solutions Inc.	NH	1	614	1.4%	1.9%
7	Par Hawaii Refining, LLC	HI	3	3,148	7.3%	1.9%
8	Servco Pacific Inc.	HI	4	537	1.2%	1.8%
9	SKF USA Inc.	MO	1	431	1.0%	1.6%
10	EF Transit, Inc.	IN	1	535	1.2%	1.5%
11	Subaru of America, Inc.	IN	1	963	2.2%	1.4%
12	BJ's Wholesale Club, Inc.	NJ	1	634	1.5%	1.4%
13	Shurtech Brands, LLC	OH	1	645	1.5%	1.4%
14	Safeway Inc.	HI	2	146	0.3%	1.3%
15	Manheim Remarketing, Inc.	HI	1	338	0.8%	1.2%
16	Exel Inc.	SC	1	945	2.2%	1.2%
17	The Toro Company	IA	1	644	1.5%	1.2%
18	Trex Company, Inc.	NV, VA	2	646	1.5%	1.2%
19	Avnet, Inc.	OH	1	581	1.3%	1.2%
20	A.L. Kilgo Company, Inc.	HI	5	310	0.7%	1.2%
21	Cummins Inc.	KY	1	604	1.4%	1.1%
22	Warehouse Rentals Inc.	HI	5	278	0.6%	1.0%
23	Whirlpool Corporation	IN	1	805	1.9%	1.0%
24	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	0.8%	1.0%
	Total		68	24,754	57.2%	53.3%

(1)
Rented square feet is pursuant to existing leases as of June 30, 2020 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of June 30, 2020, our Mainland Properties represented approximately 59.3% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Because of the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. However, as noted elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has had a substantial adverse impact on the global economy. Depending on the duration and severity of this pandemic and the resulting economic impact, our tenants’ businesses and operations may become significantly negatively impacted, which may result in their failing to pay rent to us or not renewing their leases with us upon expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of June 30, 2020, our Hawaii Properties represented approximately 40.7% of our annualized rental revenues. As of June 30, 2020, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future. If the tenants at our Hawaii Properties are unable to withstand the economic downturn resulting from the COVID-19 pandemic, they may not seek to renew leases with us and we may be unable to obtain new tenants for those properties for an extended period or at all and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for our Hawaii Properties.
As of June 30, 2020, $7,668, or 3.0%, of our annualized rental revenues are due to expire through June 30, 2021 and 1.2% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew, or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control, and as noted elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic and its economic impact may adversely impact our future leasing activities and our ability to lease our properties and to receive rents.
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
Investment Activities (dollars in thousands)
During the six months ended June 30, 2020, we acquired a property with 820,384 rentable square feet for a purchase price of $71,481, excluding acquisition related costs of $147.
For further information regarding our investment activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Activities (dollars in thousands)
In February and March 2020, we entered into agreements related to a joint venture for 12 of our Mainland Properties. We received proceeds from the investor in an aggregate amount of $108,266, which includes certain costs associated with the formation of the joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in the joint venture. The investment amount is based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties at the time of the investment that the joint venture assumed. In February 2020, we formed the joint venture with 11 of the 12 properties and the investor initially paid us $82,035, and in March 2020, the twelfth property was added to the joint venture and the investor contributed an additional $26,231. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility. During the three and six months ended June 30, 2020, the joint venture made aggregate cash distributions of $4,867, including $1,898 to the other joint venture investor.
In May 2020, we prepaid at par plus accrued interest a mortgage note secured by one of our properties with an outstanding principal balance of approximately $48,750, an annual interest rate of 3.48% and a maturity date in November 2020. As a result of the prepayment of this mortgage note, we recorded a gain on early extinguishment of debt of $120 for the three and six months ended June 30, 2020 to write off unamortized premiums.
For further information regarding our financing activities, see Notes 5 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2020	2019	Change	Change	2020	2019	Change	2020	2019	Change	Change

Rental income	$50,197	$48,187	$2,010	4.2%	$14,913	$11,903	$3,010	$65,110	$60,090	$5,020	8.4%

Operating expenses:
Real estate taxes	6,889	5,811	1,078	18.6%	2,043	1,684	359	8,932	7,495	1,437	19.2%
Other operating expenses	3,819	3,558	261	7.3%	1,222	640	582	5,041	4,198	843	20.1%
Total operating expenses	10,708	9,369	1,339	14.3%	3,265	2,324	941	13,973	11,693	2,280	19.5%

Net operating income (3)	$39,489	$38,818	$671	1.7%	$11,648	$9,579	$2,069	51,137	48,397	2,740	5.7%

Other expenses:
Depreciation and amortization								18,525	16,709	1,816	10.9%
General and administrative								4,846	4,856	(10)	(0.2%)
Total other expenses								23,371	21,565	1,806	8.4%
Interest income								2	138	(136)	(98.6%)
Interest expense								(13,205)	(13,924)	719	(5.2%)
Gain on early extinguishment of debt								120	—	120	N/M
Income before income tax expense and equity earnings of an investee								14,683	13,046	1,637	12.5%
Income tax expense								(126)	(60)	(66)	110.0%
Equity in earnings of an investee								—	130	(130)	N/M
Net income								14,557	13,116	1,441	11.0%
Net loss attributable to noncontrolling interest								264	—	264	N/M
Net income attributable to common shareholders								$14,821	$13,116	$1,705	13.0%

Weighted average common shares outstanding - basic								65,089	65,039	50	0.1%
Weighted average common shares outstanding - diluted								65,091	65,043	48	0.1%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$0.23	$0.20	$0.03	15.0%

N/M - Not Meaningful

(1)	Consists of 277 buildings, leasable land parcels and easements that we owned continuously since April 1, 2019.

(2)	Consists of 24 properties that we acquired during the period from April 1, 2019 to June 30, 2020.

(3)	See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Our acquisition activity reflects our acquisition of 24 properties during the period from April 1, 2019 to June 30, 2020.
Rental income. The increase in rental income is primarily a result of our acquisition activity and increases from leasing activity, rent resets and real estate tax expense reimbursements at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling $2,096 for the 2020 period and approximately $2,002 for the 2019 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $204 for the 2020 period and approximately $707 for the 2019 period.
Real estate taxes. The increase in real estate taxes primarily reflects higher tax assessments at certain of our comparable properties and our acquisition activity.

Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The increase in other operating expenses is primarily due to our acquisition activity. The increase in other operating expenses at our comparable properties is primarily due to increases in insurance expense and repairs and maintenance costs during the 2020 period at certain of our comparable properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and an increase in depreciation of improvements made to certain of our properties after April 1, 2019, partially offset by certain leasing related assets becoming fully amortized in the 2020 period.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR LLC, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The decrease in general and administrative expenses primarily reflects a decrease in professional fees, partially offset by an increase in business management fees as a result of our acquisition activity in the 2019 and 2020 periods.
Interest income. Interest income represents interest earned on our cash balances. The decrease in interest income is primarily due to a decrease in average investable cash during the 2020 period as compared to the 2019 period.
Interest expense. The decrease in interest expense in the 2020 period reflects a lower average outstanding indebtedness as compared to the 2019 period.
Gain on early extinguishment of debt. We recorded a gain on early extinguishment of debt in connection with our prepayment of a mortgage note during the 2020 period.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions where we are subject to state income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC. The decrease in equity in earnings of an investee is due to the dissolution of AIC in February 2020.
Net income. The increase in net income for the 2020 period compared to the 2019 period reflects the changes noted above.
Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest represents the net loss attributable to the 39% equity interest that we do not own in our joint venture for 12 of our Mainland Properties.
Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since April 1, 2019.
Net income attributable to common shareholders per common share - basic and diluted. The increase in net income attributable to common shareholders per common share reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Acquired Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2020	2019	Change	Change	2020	2019	Change	2020	2019	Change	Change

Rental income	$89,906	$86,839	$3,067	3.5%	$39,482	$19,238	$20,244	$129,388	$106,077	$23,311	22.0%

Operating expenses:
Real estate taxes	12,498	10,446	2,052	19.6%	5,245	2,614	2,631	17,743	13,060	4,683	35.9%
Other operating expenses	6,680	6,391	289	4.5%	3,542	1,193	2,349	10,222	7,584	2,638	34.8%
Total operating expenses	19,178	16,837	2,341	13.9%	8,787	3,807	4,980	27,965	20,644	7,321	35.5%

Net operating income (3)	$70,728	$70,002	$726	1.0%	$30,695	$15,431	$15,264	101,423	85,433	15,990	18.7%

Other expenses:
Depreciation and amortization								36,815	26,320	10,495	39.9%
General and administrative								9,677	8,656	1,021	11.8%
Total other expenses								46,492	34,976	11,516	32.9%
Interest income								113	499	(386)	(77.4%)
Interest expense								(27,724)	(21,520)	(6,204)	28.8%
Gain on early extinguishment of debt								120	—	120	N/M
Income before income tax expense and equity earnings of an investee								27,440	29,436	(1,996)	(6.8%)
Income tax expense								(189)	(68)	(121)	177.9%
Equity in earnings of an investee								—	534	(534)	N/M
Net income								27,251	29,902	(2,651)	(8.9%)
Net loss attributable to noncontrolling interest								416	—	416	N/M
Net income attributable to common shareholders								$27,667	$29,902	$(2,235)	(7.5%)

Weighted average common shares outstanding - basic								65,082	65,035	47	0.1%
Weighted average common shares outstanding - diluted								65,087	65,042	45	0.1%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$0.42	$0.46	$(0.04)	(8.7%)
N/M - Not Meaningful

(1)	Consists of 270 buildings, leasable land parcels and easements that we owned continuously since January 1, 2019.

(2)	Consists of 31 properties that we acquired during the period from January 1, 2019 to June 30, 2020.

(3)	See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Our acquisition activity reflects our acquisition of 31 properties during the period from January 1, 2019 to June 30, 2020.

Rental income. The increase in rental income is primarily a result of our acquisition activity and increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $4,063 for the 2020 period and approximately $2,981 for the 2019 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $404 for the 2020 period and approximately $820 for the 2019 period.

Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activity and higher tax assessments at certain of our comparable properties.

Other operating expenses. The increase in other operating expenses is primarily due to our acquisition activity. The increase in other operating expenses at our comparable properties is primarily due to increases in insurance expense, partially offset by a decrease in snow removal expenses during the 2020 period at certain of our comparable properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activity and an increase in depreciation of improvements made to certain of our properties after January 1, 2019, partially offset by certain leasing related assets becoming fully amortized in the 2020 period.

General and administrative. The increase in general and administrative expenses primarily reflects an increase in business management fees as a result of our acquisition activity in the 2019 and 2020 periods.

Interest income. The decrease in interest income is primarily due to a decrease in average investable cash during the 2020 period as compared to the 2019 period.

Interest expense. The increase in interest expense in the 2020 period is primarily due to increased net borrowings used to fund our acquisition activity in the 2019 period.

Gain on early extinguishment of debt. We recorded a gain on early extinguishment of debt in connection with our prepayment of a mortgage note during the 2020 period.

Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions where we are subject to state income taxes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC. The decrease in equity in earnings of an investee is due to the dissolution of AIC in February 2020.

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

Net income attributable to common shareholders per common share - basic and diluted. The decrease in net income attributable to common shareholders per common share reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

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
The following table presents the reconciliation of net income to NOI for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Net Income to NOI:
Net income	$14,557	$13,116	$27,251	$29,902
Equity in earnings of an investee	—	(130)	—	(534)
Income tax expense	126	60	189	68
Income before income tax expense and equity earnings of an investee	14,683	13,046	27,440	29,436
Gain on early extinguishment of debt	(120)	—	(120)	—
Interest expense	13,205	13,924	27,724	21,520
Interest income	(2)	(138)	(113)	(499)
General and administrative	4,846	4,856	9,677	8,656
Depreciation and amortization	18,525	16,709	36,815	26,320
NOI	$51,137	$48,397	$101,423	$85,433

NOI:
Hawaii Properties	$19,783	$19,385	$39,301	$38,994
Mainland Properties	31,354	29,012	62,122	46,439
NOI	$51,137	$48,397	$101,423	$85,433

Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income attributable to common shareholders, calculated in accordance with GAAP, plus real estate depreciation and amortization and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Net Income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders:
Net income attributable to common shareholders	$14,821	$13,116	$27,667	$29,902
Depreciation and amortization	18,525	16,709	36,815	26,320
FFO adjustments attributable to noncontrolling interest	(2,657)	—	(3,634)	—
FFO attributable to common shareholders	30,689	29,825	60,848	56,222
Gain on early extinguishment of debt	(120)	—	(120)	—
Normalized FFO attributable to common shareholders	$30,569	$29,825	$60,728	$56,222

Per common share data (basic and diluted)
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders	$0.47	$0.46	$0.93	$0.86
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

We are carefully monitoring the developments of the COVID-19 pandemic and its impact on our tenants and our other stakeholders. With $320,000 of availability under our revolving credit facility as of July 27, 2020, no debt maturities during the remainder of 2020, 74.3% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 3.0% of our annualized rental revenues as of June 30, 2020 from expiring leases over the next 12 months, we believe that we are currently well positioned to weather the present disruptions facing the real estate industry. Further, we are hopeful that our focus on industrial and logistics properties will enable us and our tenants to outperform the broader commercial and real estate industry if the demand for e-commerce continues at levels consistent with the demand since the COVID-19 pandemic materialized in the United States during the first quarter of 2020. However, even if that occurs, we expect that some of our tenants may experience significant downturns with respect to their businesses and liquidity. As a result of the COVID-19 pandemic and its resulting economic harm, certain of our tenants have requested relief from their obligations to pay rent due to us. We evaluate these requests on a tenant by tenant basis. As of July 27, 2020, we have granted requests to certain of our tenants to defer rent payments aggregating $2,799 for leases that represent approximately 8.2% of our annualized rental revenues as of June 30, 2020. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. As of June 30, 2020, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $2,317.

We expect to receive additional similar requests in the future, particularly if the current economic conditions do not continue to improve or if they worsen for an extended period. We may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. Further, we do not know whether there will be any additional government funding programs in response to the COVID-19 pandemic and its aftermath and, if so, whether any of our tenants will qualify for, and receive assistance from any such government programs and, if they do, whether that assistance will be sufficient to enable them to pay rent to us. As a result of the uncertainties surrounding the COVID-19 pandemic and the duration and severity of the current economic downturn, we are unable to determine the ultimate impact on our tenants and their ability and willingness to pay us rent. As a result of the uncertainties surrounding the COVID-19 pandemic, we are unable to currently assess any additional impact this pandemic will have on our future cash flows.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents and restricted cash at beginning of period	$34,550	$9,608
Net cash provided by (used in):
Operating activities	62,899	64,532
Investing activities	(74,430)	(855,296)
Financing activities	23,940	796,506
Cash and cash equivalents and restricted cash at end of period	$46,959	$15,350
The decrease in net cash provided by operating activities for the six months ended June 30, 2020 compared to the same period in the prior year is primarily due to changes in our working capital, partially offset by an increase in consolidated property NOI due to our property acquisitions since July 1, 2019. Net cash used in investing activities for the six months ended June 30, 2020 decreased primarily due to the acquisitions of 28 properties in the 2019 period as compared to the acquisition of one property in the 2020 period. The decrease in net cash provided by financing activities for the six months ended June 30, 2020 compared to the same period in the prior year is primarily due to net proceeds from our mortgage financing and borrowings under our revolving credit facility to fund acquisitions in the 2019 period compared to the proceeds we received from our joint venture transaction in the 2020 period, partially offset by the prepayment of a mortgage note in the 2020 period.
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

As of June 30, 2020, we had unrestricted cash and cash equivalents of $33,256. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At June 30, 2020, the interest rate premium on our revolving credit facility was 140 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.59%. As of June 30, 2020 and July 27, 2020, we had $320,000 outstanding under our revolving credit facility, and $430,000 available to borrow under our revolving credit facility.
Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.
As of June 30, 2020, our debt maturities (other than our revolving credit facility), include mortgage notes with an aggregate principal amount of $1,056,980, as follows:

Debt Maturity
2023 (1)	56,980
2029 (2)	1,000,000
Total	$1,056,980
(1) The property encumbered by this mortgage is owned by a joint venture in which we own a 61% equity interest.

(2) The properties encumbered by the $350,000 mortgage loan we obtained in October 2019 are owned by a joint venture in which we own a 61% equity interest.

In February and March 2020, we entered into agreements related to the formation of a joint venture for 12 of our Mainland Properties. We received proceeds from the investor in an aggregate amount of $108,266, which includes certain costs associated with the formation of the joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in the joint venture. The investment amount is based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties at the time of the investment that the joint venture assumed. In February 2020, we formed the joint venture with 11 of the 12 properties and the investor initially paid us $82,035, and in March 2020, the twelfth property was added to the joint venture and the investor contributed an additional $26,231. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility. We may sell additional properties to the joint venture or sell some of our equity interests in the joint venture to additional investors as a source of financing in the future. In addition, this joint venture may issue additional equity interests to other investors. Further, we may seek to enter new joint ventures; however, the current economic conditions may delay, limit or prevent our ability or willingness to enter additional joint ventures.
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
During the six months ended June 30, 2020, we paid quarterly cash distributions to our shareholders totaling $43,021 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distribution we paid in 2020, see Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 16, 2020, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,500, to shareholders of record on July 27, 2020. We expect to pay this distribution on or about August 20, 2020 using existing cash balances and borrowings under our revolving credit facility.
During the three and six months ended June 30, 2020 and 2019, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Tenant improvements (1)	$344	$—	$448	$—
Leasing costs (2)	—	238	189	394
Building improvements (3)	741	1,834	1,978	1,893
Development, redevelopment and other activities (4)	—	2,553	1	2,713
	$1,085	$4,625	$2,616	$5,000

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditure projects that (i) reposition a property or (ii) result in new sources of revenue.

As of June 30, 2020, we had estimated unspent leasing related obligations of $561.

During the three months ended June 30, 2020, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	—	314	314
Total leasing costs and concession commitments (1)	$—	$229	$229
Total leasing costs and concession commitments per square foot (1)	$—	$0.73	$0.73
Weighted average lease term by square feet (years)	—	20.1	20.1
Total leasing costs and concession commitments per square foot per year (1)	$—	$0.04	$0.04

(1)	Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Off Balance Sheet Arrangements
As of June 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2020 were borrowings outstanding under our revolving credit facility, a $650,000 mortgage loan obtained in January 2019 that is secured by 186 of our properties, a $350,000 mortgage loan obtained in October 2019 that is secured by 11 properties that are owned by a joint venture in which we own a 61% equity interest, and a $56,980 mortgage note that is secured by another property owned by such joint venture, subject to certain limitations. The $650,000 mortgage loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2020, we believe we were in compliance with all the covenants and other terms under our credit agreement.
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
The loan agreements governing our mortgage loans contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. In addition, pursuant to the loan agreement and related documents governing our $650,000 mortgage loan, we are required to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2020, we believe we were in compliance with all the covenants and other terms under the agreements governing our mortgage notes.

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
Fixed Rate Debt
At June 30, 2020, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property in Florida) (2)	$56,980	3.60%	$2,051	2023	Monthly
Mortgage notes (186 properties in Hawaii)	650,000	4.31%	28,015	2029	Monthly
Mortgage notes (11 U.S. Mainland Properties) (2)	350,000	3.33%	11,655	2029	Monthly
	$1,056,980		$41,721

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

These mortgage notes require interest only payments until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $10,570.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2020 and discounted cash flow analyses through the maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $78,147.
Floating Rate Debt

At June 30, 2020, our floating rate debt consisted of $320,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2020:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2020	1.59%	$320,000	$5,088	$(0.08)
One percentage point increase	2.59%	$320,000	$8,288	$(0.13)

(1)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2020.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2020 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2020	1.59%	$750,000	$11,925	$(0.18)
One percentage point increase	2.59%	$750,000	$19,425	$(0.30)

(1)	Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2020.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the COVID-19 pandemic and current economic conditions,

•	The likelihood and extent to which our tenants will be negatively impacted by the COVID-19 pandemic and its aftermath and be able and willing to pay us rent,

•	The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions,

•	The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,

•	Our acquisitions of properties,

•	Our ability to compete for acquisitions and tenancies effectively,

•	The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•
Our ability to enter into expanded or additional real estate joint ventures or to attract co-venturers and our ability to manage successfully and benefit from any real estate joint ventures we may enter into,

•	Changes in the security of cash flows from our properties,

•	Our expectations regarding the impact of the COVID-19 pandemic on our financial condition and operating results,

•	Our ability to maintain sufficient liquidity for the duration of the COVID-19 pandemic and resulting economic downturn,

•	Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,

•	Our expectation that we benefit from our relationships with RMR LLC,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws,

•	The credit qualities of our tenants,

•	Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,

•	Our sales of properties, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC and others affiliated with them, and

•	Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
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

•
Our Board of Trustees considers, among other factors, our distribution rate compared to the trading price of our common shares and to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,

•
We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,

•
We face minimal lease expirations over the next 12 months and we have granted requests to certain of our tenants to defer rent payments in exchange for increased payments over, in most cases, a 12-month period commencing in September 2020. However, current market and economic conditions may deteriorate and such deterioration may result in an increase in tenant defaults and terminations, and these concessions and assistance given to our tenants may not allow them to continue to be successful during this challenging time,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.

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
The COVID-19 pandemic has resulted in a global economic recession that may materially adversely impact our business, operations, financial results and liquidity.
The strain of coronavirus that causes the viral disease known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
Although some of our tenants have benefitted to date from the increased reliance on e-commerce and logistics to support retailers and communities with essential services throughout the United States, challenges to the supply chain due to the COVID-19 pandemic, such as widespread illness that negatively impacts the workforce or other supply chain issues, may negatively impact our tenants’ businesses and operations. Further, the demand for e-commerce and logistics may decline, particularly if the current economic conditions do not continue to improve or if they worsen for an extended period. If that occurs, our tenants may become unable or unwilling to pay rent to us and we may be unable to replace any lost revenues we may experience. Further, these conditions could result in declining market rents where our properties are located, which may adversely affect our future rents.
We typically conduct aspects of our leasing activity at our properties. Accordingly, reductions in the ability and willingness of prospective tenants to visit our properties due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Concerns relating to the outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect the management of our properties. As of June 30, 2020, leases for 0.3% of our total annualized rental revenues were scheduled to expire during the last six months of 2020 and only leases for an additional 5.9% are scheduled to expire in 2021. In addition, if tenants default on our leases, we may experience increased vacancies and we may be unable to replace those tenancies for an extended period or at all and the terms of any leases we may enter may not be as favorable to us as the terms of our existing leases.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of the virus that causes COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

•	increased risk of our tenants being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•	increased risk of default or bankruptcy of our tenants;

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the virus that causes COVID-19, which could impact the continued viability of our tenants and the demand for industrial and logistics properties;

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
Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave” or other intensifying of the pandemic, are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
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

•
our making of distributions is subject to compliance with restrictions contained in the agreements governing our debt and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our FFO attributable to common shareholders, our Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.

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
The current economic conditions resulting from the COVID-19 pandemic significantly negatively impacted certain of our tenants’ businesses, operations and liquidity, and certain of our tenants have requested relief from their obligations to pay rent due to us. To date, we have granted some relief to our tenants, which principally consists of deferring an aggregate of approximately $2.8 million of rent payments in exchange for increased payments over, in most cases, a 12-month period commencing in September 2020. We expect to receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. If conditions do not sufficiently and sustainably improve for these tenants, they may be unable to pay deferred or other rents owed to us when due or otherwise. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.
The COVID-19 pandemic and resulting economic recession may negatively impact our ability and willingness to grow our existing joint venture and to enter new joint ventures.
We currently have a joint venture for 12 of our Mainland Properties. If that joint venture is unable to obtain sufficient funding from its current or other investors, it will be limited in its ability to grow. In addition, our ability to enter new joint ventures may be limited in the current economic environment if investors are not willing to enter those arrangements due to liquidity or other concerns. Moreover, we may elect not to pursue additional joint ventures for our properties if, for example, we believe the valuations that investors place on our properties are below what we believe to be their actual valuations, which can occur in periods of economic instability such as the current economic environment in the United States and globally. If we are unable to grow our existing joint venture or enter new joint ventures, we may be limited in our ability to grow our business, to obtain financing and to pursue opportunities we believe would be beneficial to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2020:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
June 2020	613	$20.55	—	$—
Total	613	$20.55	—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former officer and employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date (marked copy). (Filed herewith.)

3.3	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 29, 2020.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: July 29, 2020

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 29, 2020