Form 10-K
period 2020-12-31
Industrial Logistics Properties Trust
filed 2021-02-18
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38342
INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place,	255 Washington Street,	Suite 300,	Newton,	Massachusetts	02458-1634
(Address of Principal Executive Offices)					(Zip Code)
Registrant’s Telephone Number, Including Area Code: 617-219-1460
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	ILPT	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was $1.3 billion based on the $20.55 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2020. For purposes of this calculation, an aggregate of 895,667 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 15, 2021: 65,301,088.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this report relate to various aspects of our business, including:
•Our tenants' ability and willingness to pay their rent obligations to us,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our tenants,
•Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the COVID-19 pandemic and current economic conditions,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our acquisitions or sales of properties,
•Our ability to compete for acquisitions and tenancies effectively,
•The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our properties in Hawaii,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to expand our existing or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint venture or any real estate joint ventures we may enter into,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our ability to maintain sufficient liquidity for the duration of the COVID-19 pandemic and resulting economic downturn,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR LLC,
•Our qualification for taxation as a real estate investment trust, or REIT,
•Changes in federal or state tax laws,
(i)

•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations, or FFO, attributable to common shareholders, normalized funds from operations, or Normalized FFO, attributable to common shareholders, net operating income, or NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including COVID-19, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, and any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•Rents that we can charge at our properties may decline upon rent resets, lease renewals or lease expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant at these properties,
•Certain of our Hawaii Properties are lands leased for rents that periodically reset based on then current fair market values. Rental income from our properties in Hawaii have generally increased during our and our predecessors’ ownership as the leases for those properties have been reset, extended or renewed. Although we expect that rents for our Hawaii Properties could increase in the future, subject to the impact of the COVID-19 pandemic and its resulting economic downturn, we cannot be sure they will increase. Future rents from these properties could decrease or not increase to the extent they have in the past or by the amount we expect, particularly in the current economic conditions,
(ii)

•Any possible development or redevelopment of our properties may not be realized or be successful,
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,
•Economic conditions in areas where our properties are located may decline in the future, including due to the COVID-19 pandemic and its aftermath. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and its aftermath,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. However, if challenging market conditions, including due to the COVID-19 pandemic and its aftermath, last for a long period or worsen, our tenants may experience liquidity constraints and as a result may be unable to pay rent to us and our ability to operate our business effectively may be challenged. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy those covenants and conditions,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.5 billion in certain circumstances. However, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions. However, the applicable conditions may not be met,
•The premiums used to determine the interest rate payable on our revolving credit facility and the unused fee payable on our revolving credit facility are based on our leverage. Changes in our leverage may cause the interest and fees we pay to increase,
•We may not reduce our level of indebtedness or maintain any reduction we may effect and increased leverage may restrict our ability to acquire properties and pursue business opportunities,
(iii)

•We may spend more for capital expenditures than we currently expect or than we have in the past,
•We used the net proceeds from the joint venture transaction in November 2020 to reduce outstanding borrowings under our revolving credit facility, which may imply that our leverage will remain at reduced levels. However, we have a revolving credit facility under which we may borrow, repay and reborrow amounts and we may seek to obtain additional debt financing in the future. As a result, we may not maintain the reduced leverage as a result of this transaction,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our Board of Trustees considers, among other factors, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,
•We face limited lease expirations in 2021 and we have granted requests to certain of our tenants to defer rent payments in exchange for increased payments over, in most cases, a 12-month period which began in September 2020. However, current market and economic conditions may deteriorate and such deterioration may result in an increase in tenant defaults and terminations, and these concessions and assistance given to our tenants may not allow them to continue to be successful during this challenging time,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and
•We believe that our relationships with our related parties, including RMR LLC, The RMR Group Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
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
(iv)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
2020 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States. We have qualified for taxation as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2018.
As of December 31, 2020, our portfolio was comprised of 289 wholly owned properties that were approximately 98.5% leased to 253 tenants with a weighted average (by annualized rental revenues) remaining lease term of approximately 9.5 years. The 289 properties consisted of 226 buildings, leasable land parcels and easements containing approximately 16.8 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 63 buildings containing approximately 18.1 million rentable square feet that were industrial and logistics properties located in 30 other states, or our Mainland Properties.
As of December 31, 2020, our Hawaii Properties represented 50.7% of our annualized rental revenues and our Mainland Properties represented 49.3% of our annualized rental revenues. We define the term annualized rental revenues as used in this Annual Report on Form 10-K as the annualized contractual rents as of December 31, 2020, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
As of December 31, 2020, we also owned a 22% equity interest in an unconsolidated joint venture that owns 12 properties located in nine states in the mainland United States containing approximately 9.2 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 7.1 years.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1460.
Our Business and Growth Strategies
We own and lease industrial and logistics properties located throughout the United States. We believe our current properties provide a stable base of increasing income. We intend to expand our business by acquiring additional industrial and logistics properties in the United States that may benefit from the growth of e-commerce or demand for logistics properties.
Internal Growth through Rent Resets and Leasing Activity, Fixed Increases in Our Leases and Selective Development. Certain of the leases for our Hawaii Properties provide for rents to be reset to fair market value periodically during the lease terms. Since our predecessors began acquiring our Hawaii Properties in December 2003, our Hawaii Properties have remained over 97% leased, and periodic rent resets, together with lease extensions and new leasing activity following lease expirations, at our Hawaii Properties have resulted in significant rent increases. Because of the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for rent growth as a result of periodic rent resets, lease extensions and new leasing. In addition to the internal rent growth which may result from our rent resets and lease expirations at our Hawaii Properties, a majority of the leases at our Mainland Properties and certain leases at our Hawaii Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us.
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

External Growth through Acquisitions. Our external growth strategy is to acquire additional industrial and logistics properties that we believe will produce NOI in excess of our cost of capital used to purchase the properties. We intend to grow our business by investing primarily in industrial and logistics properties that serve the growing needs of e-commerce. We believe that e-commerce sales will continue to grow, in both dollar value and as a percentage of total retail sales, and that this will create strong demand for industrial and logistics properties and rental growth for the next several years. We are focused on acquiring industrial and logistics properties that are of strategic importance to our tenants’ businesses, such as build to suit properties, strategic distribution hubs or other properties in which tenants have invested a significant amount of capital. We target occupied properties, where tenants are financially responsible for all, or substantially all, property operating expenses, including increases with respect thereto. Because there are a limited number of industrial and logistics properties in Hawaii, we expect that most of our acquisitions will be in other states. Our external growth strategy is further defined by our investment policies.
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
Our Mainland Properties remain over 99% leased. We expect to have opportunities to raise rents or redevelop these properties as lease expirations at these properties approach. Also, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and as these options are exercised. We regularly confer with tenants at our Mainland Properties to determine if they are interested in our expanding or otherwise improving their leased properties in return for increased rents and extended terms.
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
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy.
To varying degrees, states and municipalities across the United States have generally allowed most businesses to re-open and have generally eased restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities recently have re-imposed certain restrictions in response to increases in COVID-19 infections. Economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify in the United States or elsewhere and, if so, what the impact would be on human health and safety, the economy, our tenants or our business.

Our business is focused on industrial and logistics properties. The industrial and logistics sector has fared better than some other industries thus far in response to the COVID-19 pandemic, including other real estate sectors, due to the demand for e-commerce. We believe that demand was initially supported in part by increased demand by businesses and households to stock up on supplies as the implications of the COVID-19 pandemic and resulting governmental responses materialized and e-commerce companies have benefited from the closure of certain retail consumer outlets since the beginning of the second quarter of 2020 and the continued increased market demand for e-commerce. We believe that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain to support essential services and daily consumption across the United States. However, if economic conditions do not improve or if they worsen, including in response to any increase in the number or severity of COVID-19 infections or continued or worsening economic conditions, demand for e-commerce may also decline. If that occurs, our tenants and their businesses may become negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:
•our tenants and their ability to withstand the current, and possible future deteriorating, economic conditions and ability to pay us rent;
•our operations, liquidity and capital needs and resources;
•actively communicating with our tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities and best practices and mitigate risks and potential adverse impacts; and
•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our tenants to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us rent.
We believe that our current financial resources and our expectations as to the future performance of the industrial and logistics sector and our tenants will enable us to withstand the COVID-19 pandemic and its aftermath. As of December 31, 2020, we had:
•$529.0 million of availability under our revolving credit facility and $22.8 million of cash on hand;
•no outstanding debt scheduled to mature until the maturity of our revolving credit facility in December 2021, which maturity is subject to two six month extensions at our option;
•72.2% of our annualized rental revenues, as of December 31, 2020, derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or Hawaii land leases; and
•only 1.4% of our annualized rental revenues, as of December 31, 2020, scheduled to expire in 2021.
In light of the above resources, expectations and conditions, we believe that we are well positioned to weather the present disruptions facing the real estate industry. However, as a result of the COVID-19 pandemic and its aftermath, certain of our tenants have requested relief from their obligations to pay rent due to us. We evaluate these requests on a tenant by tenant basis. As of February 15, 2021, we granted requests to certain of our tenants to defer aggregate rent payments of $3.2 million with respect to leases that represent, as of December 31, 2020, approximately 9.6% of our annualized rental revenues. As of December 31, 2020, we recognized $2.6 million in our accounts receivable related to the remaining deferred amounts. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. These deferred amounts did not negatively impact our financial results for the year ended December 31, 2020. For the year ended December 31, 2020, we collected approximately 97.6% of our contractual rents due after giving effect to such rent deferrals.

We do not have any employees and the personnel and various services we require to operate our business are provided to us by The RMR Group LLC, or RMR LLC, pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure that RMR LLC employees remain safe and able to support us and other companies managed by RMR LLC or its subsidiaries, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
With respect to our properties, RMR LLC has implemented protocols and procedures at our properties based on recommended guidelines from the U.S. Centers for Disease Control and Prevention and other regulatory agencies for the purpose of mitigating the potential for spreading of COVID-19 infections. RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures and RMR LLC's property management teams have also established business continuity plans to ensure operational stability at our properties. Included among the protocols and procedures implemented by RMR LLC are the following:
•sanitizing high touch points in common areas and restrooms;
•shutting down certain building amenities;
•prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties;
•installing signage throughout our properties with social distancing reminders;
•making changes to certain building HVAC systems and equipment, including adjusting outdoor air control programs to increase the amount of outside air delivered to interior spaces and to adjust control sequences to maintain space relative humidity in order to help minimize the concentration of the virus;
•flushing domestic water systems to prepare for re-occupancy;
•performing service calls and preventative maintenance after business hours to limit social interactions;
•requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing RMR LLC with documented preventative measures for vendors' employees and requiring vendors' staff to wear appropriate personal protective equipment when working at our properties; and
•altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
Additionally, as our properties experience lower tenant utilization rates, RMR LLC has worked to reduce and optimize our operating costs at our properties by:
•deferring non-emergency work;
•implementing energy reduction protocols for lighting and HVAC systems;
•reducing non-essential building services and staff; and
•reducing the frequency of trash removal.
RMR LLC has significantly reduced non-essential work travel and its regional leadership personnel have not been allowed to work in the same locations at the same time. RMR LLC also requires its employees who work at our properties to use personal protective equipment and business continuity bonus payments have been provided to certain essential workers at our properties. RMR LLC's regional management offices are currently limiting walk-in visitors and maintaining maximum office occupancy limits as required by state and local guidelines, including weekly rotations of employees as needed.
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include, among others:
•the duration and severity of the negative economic impact;

•the strength and sustainability of any economic recovery;

•the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and
•the responses of governments, businesses and the general public to any increased level or rates of COVID-19 infections.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Our Investment Policies
Our target investments include all industrial and logistics buildings in top tier markets. Outside of top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We target estimated capitalization rates of 5% - 7% for new investments. If and as market conditions change, or in certain other instances, our target investments and target estimated capitalization rates may change.
In evaluating potential property acquisitions, we consider various factors, including, but not limited to, the following:
•the location of the property;
•the historical and projected rents received and to be received from the property;
•our cost of capital compared to projected returns we may realize by owning the property;
•the experience and credit quality of the property’s tenants;
•the industries in which the tenants operate;
•the remaining term of the leases at the property and other lease terms;
•the type of property (e.g., bulk distribution, last-mile distribution, etc.);
•the tax and regulatory circumstances of the market area in which the property is located;
•the occupancy and demand for similar properties in the same or nearby locations;
•the construction quality, physical condition and design of the property;
•the expected capital expenditures that may be needed at the property;
•the price at which the property may be acquired as compared to the estimated replacement cost of the property;
•the price at which the property may be acquired as compared to the prices of comparable properties as evidenced by recent market sales;
•the strategic fit of the property with the rest of our portfolio; and
•the existence of alternative sources, uses or needs for our capital.
Also, we may invest in or enter into real estate joint ventures. We currently own a 22% equity interest in an unconsolidated joint venture. In the future, we may invest in or enter into additional real estate joint ventures, or acquire additional properties with the intention of contributing such properties to our existing joint venture, if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or to take advantage of property valuation differences among private and public sources of equity capital.
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

Our Disposition Policies
We generally consider ourselves to be a long term owner of our properties. We have no current plans to sell any of our properties, but we may decide to sell some of our properties or a stake in some of our properties in the future. We expect our decision to sell properties or a stake in some of our properties will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:
•whether the property is leased and, if so, the remaining lease term and likelihood of lease renewal;
•whether the property’s tenants are current on their lease obligations;
•our evaluation of the property’s tenants’ abilities to pay their contractual rents;
•our ability to identify new tenants if the property has or is likely to develop vacancies;
•our evaluation of future rents which may be achieved from the property;
•the potential costs associated with finding replacement tenants, including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant, and required building improvement capital, if any, all as compared to our projected returns from future rents;
•the estimated proceeds we may receive by selling the property;
•the strategic fit of the property with the rest of our portfolio;
•our intended use of the proceeds we may realize from the sale of a property;
•the benefits we believe we will achieve from contributing additional properties to our existing or any new joint venture;
•the existence of alternative sources, uses or needs for capital; and
•the tax implications to us and our shareholders of any proposed disposition.
Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.
Our Financing Policies
To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. We expect to repay our debts, invest in our properties or fund acquisitions, developments or redevelopments by borrowing under our revolving credit facility, issuing equity or debt securities or using retained cash from operations that may exceed distributions paid. We also expect that our operating and investing activities will be financed by rents from tenants at our properties in excess of planned distributions to our shareholders and by borrowings under our revolving credit facility. As the maximum borrowing under, or the maturity of, our revolving credit facility approaches, we expect to renew that facility or refinance that indebtedness with equity issuances or new debt. We will decide when and whether to issue equity or new debt depending primarily upon our success in operating our business and upon market conditions. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.
We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes, including for acquisition funding on an interim basis until we are able to refinance acquisitions with equity or debt. In addition, in January 2019, we obtained a $650.0 million mortgage loan secured by 186 properties containing 9.6 million rentable square feet located on the island of Oahu, HI. In April 2019, we assumed a $57.0 million secured mortgage note in connection with one of our acquisitions. In October 2019, we obtained a $350.0 million mortgage loan secured by 11 of our properties located in mainland United States containing an aggregate of approximately 8.2 million rentable square feet located in eight states. We no longer include the $57.0 million secured mortgage note or the $350.0 million mortgage loan in our consolidated balance sheet following the deconsolidation of the net assets of our formerly majority-owned joint venture. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and

Resources” of this Annual Report on Form 10-K and Note 3 to the Notes to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Our Manager
RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also act as the manager to Diversified Healthcare Trust, or DHC, Office Properties Income Trust, or OPI, RMR Mortgage Trust (formerly known as RMR Real Estate Income Fund), or RMRM, Service Properties Trust, or SVC, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America Inc., or TA, and Sonesta International Hotels Corporation, or Sonesta. RMR LLC also provides management services to our existing joint venture. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., is a Senior Vice President of RMR LLC, and our Chief Operating Officer and Vice President, Yael Duffy, is a Vice President of RMR LLC. Messrs. Murray and Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
In July 2020, our manager, RMR LLC, released its first annual Sustainability Report, which summarizes the environmental, social and governance initiatives RMR LLC and its client companies, including ILPT, employ. RMR LLC’s Sustainability Report may be accessed on The RMR Group Inc.'s, or RMR Inc., website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated by reference into this Annual Report on Form 10-K.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2020, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.

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
Internet Website
Our internet website address is www.ilptreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to the Securities and Exchange Commission, or SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Securityholders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@ilptreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information
As of December 31, 2020, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:
•a bank, insurance company or other financial institution;
•a regulated investment company or REIT;
•a subchapter S corporation;
•a broker, dealer or trader in securities or foreign currencies;

•a person who marks-to-market our shares for U.S. federal income tax purposes;
•a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;
•a person who acquires or owns our shares in connection with employment or other performance of services;
•a person subject to alternative minimum tax;
•a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;
•a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;
•a U.S. expatriate;
•a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;
•a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;
•a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);
•a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
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
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:
•an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;
•an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to federal income taxation regardless of its source; or
•a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 through 2020 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.
•If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.
•If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.
•If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.
•If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.
•If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.
•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries” as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.
•As discussed below, we are invested in real estate through a subsidiary that we believe qualifies for taxation as a REIT. If it is determined that this entity failed to qualify for taxation as a REIT, we may fail one or more of the REIT asset tests. In such case, we expect that we would be able to avail ourselves of the relief provisions described below, but would be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income we earned from this subsidiary.
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
REIT Qualification Requirements
General Requirements. Section 856(a) of the IRC defines a REIT as a corporation, trust or association:
(1)that is managed by one or more trustees or directors;
(2)the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;
(3)that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;
(4)that is not a financial institution or an insurance company subject to special provisions of the IRC;
(5)the beneficial ownership of which is held by 100 or more persons;
(6)that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities);
(7)that does not have (and has not succeeded to) the post-December 7, 2015 tax-free spin-off history proscribed by Section 856(c)(8) of the IRC; and
(8)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
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
We joined with our subsidiary REIT in filing a protective TRS election, effective for the first quarter of 2020, and we have reaffirmed this protective election with this subsidiary as of January 2021, and we may continue to do so unless and until our ownership of this subsidiary falls below 10%. Pursuant to this protective TRS election, we believe that if our subsidiary is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from its affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
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
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:
•The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.
•There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.
•In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.
•If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property;" if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.
•In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we expect that any revenues from TRS-provided services, whether the charges are separately stated or not, will qualify as “rents from real property” because the services will satisfy the geographically customary standard, because the services will be provided by a TRS, or for both reasons.
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

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:
•that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;
•for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and
•for which the REIT makes a proper election to treat the property as foreclosure property.
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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:
•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;
•on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or
•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.
Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
•Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.
•Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.
•Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.
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
(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)the amount by which our noncash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”
For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. The Coronavirus Aid, Relief, and Economic Security Act changed the limitation on adjusted taxable income, increasing it from 30% to 50%, but only for 2019 and 2020. Moreover, taxpayers can elect to use their adjusted taxable income from their 2019 tax year for their adjusted taxable income in their 2020 tax year for purposes of calculating the limitation. Provided a taxpayer makes an election (which is irrevocable), the applicable limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our "real estate investment trust taxable income."

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
If we do not have enough cash or other liquid assets to meet our distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.
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
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions (for example, our initial properties contributed to us by Select Income REIT, or SIR, as discussed below), or that are the subject of cost segregation analyses.
The initial tax bases and depreciation schedules for the assets we held immediately after we separated from SIR depend upon whether the deemed exchange that resulted for federal income tax purposes from that separation, or the Deemed Exchange, was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. Our counsel, Sullivan & Worcester LLP, is of the opinion that the Deemed Exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for a modest amount of gain recognized by SIR under Section 351(b) of the IRC in respect of our obligation to reimburse SIR for certain offering costs, and we agreed with SIR to perform all of our tax reporting accordingly. This opinion is conditioned upon the assumption that the transaction agreement between us and SIR that governed our relationship with SIR has been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed in connection with our initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, and upon representations made by us and SIR as to specified factual matters. Therefore, we carried over SIR’s tax basis and depreciation schedule in each of the assets that we received from SIR, as adjusted by the gain SIR recognized under Section 351(b) of the IRC in the Deemed Exchange. This conclusion regarding the applicability of Sections 351(a), 351(b) and 357(a) of the IRC is dependent upon favorable determinations with regard to each of the following three issues: (a) Section 351(e) of the IRC did not apply to the Deemed Exchange, or else it would have disqualified the Deemed Exchange from Section 351(a) and 351(b) treatment altogether; (b) Section 357(a) of the IRC rather than Section 357(b) of the IRC applied to the Deemed Exchange, or else the liabilities assumed by us from SIR in the Deemed Exchange would have been taxable consideration (up to the amount of actual realized gains) to SIR; and (c) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our pre-transaction distributions paid to SIR as a taxable sale by SIR for cash. We cannot be sure that the IRS or a court would reach the same conclusion.
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
We are entitled to depreciation deductions from our properties only if we are treated for federal income tax purposes as the owner of the properties. This means that the leases of our properties must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
(1)long-term capital gains, if any, recognized on the disposition of our shares;
(2)our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);
(3)our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;
(4)our dividends attributable to earnings and profits that we inherit from C corporations; and
(5)our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income or on built-in gains), net of the corporate income taxes thereon.
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;
(2)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(3)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(4)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and
(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
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
Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:
•provides the U.S. shareholder’s correct taxpayer identification number;
•certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and
•certifies that it is a U.S. citizen or other U.S. person.
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
Fiduciaries of an ERISA Plan must consider whether:
•their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•the investment is prudent in light of possible limitations on the marketability of our shares;
•they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•the investment is otherwise consistent with their fiduciary responsibilities.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:
•any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;
•any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;
•any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and
•any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

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
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•our tenants may be unable to satisfy their lease obligations to us, which could materially and adversely affect us;
•we may be unable to renew our leases with current tenants when our leases expire, lease our properties to new tenants without decreasing rents or incurring significant costs or otherwise, or to increase rents when our rents are reset;
•the concentration of our investments in industrial and logistics properties may result in us being adversely affected by cyclical economic conditions, particularly to the extent our tenants are negatively impacted, and the development of new industrial and logistics properties exceeding increase in demand for such properties;
•the geographic concentration of our properties in Hawaii and the tenant concentration of our properties with single tenants may subject us to greater risks of loss than if our properties had more geographic and tenant diversity;
•the COVID-19 pandemic and its resulting economic impact may materially adversely affect our and our tenants’ businesses, operations, financial results and liquidity;
•we may be unable to grow our business by acquisitions of additional properties, and we face significant competition for acquisition opportunities and tenants;
•we have debt and may incur additional debt, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions;
•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan and we are subject to risks associated with our qualification for taxation as a REIT;
•our distributions to our shareholders may be reduced or eliminated and the form of payment could change;
•changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us;
•ownership of real estate is subject to environmental risks and liabilities as well as risks from adverse weather, natural disasters and climate events;
•our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements;

•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we depend upon RMR LLC to manage our business and implement our growth strategy and RMR LLC has broad discretion in operating our day to day business;
•we rely on RMR LLC’s information technology and systems and the failure of the security or functioning of such technology or systems could materially and adversely affect us;
•our management structure and agreements with RMR LLC and our relationships with our related parties, including our Managing Trustees, RMR LLC and others affiliated with them, may create conflicts of interest;
•we may change our operational, financing and investment policies without shareholder approval;
•ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals; and
•our rights and the rights of our shareholders to take action against our Trustees and officers are limited, and our bylaws contain provisions that could limit our shareholders’ ability to obtain a judicial forum they deem favorable for certain disputes.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
Our business depends upon our tenants satisfying their lease obligations to us, which depends, to a large degree, on our tenants’ abilities to successfully operate their businesses.
Our business depends on our tenants satisfying their lease obligations to us. The financial capacities of our tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including the COVID-19 pandemic. The failure of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
The majority of our properties are leased to single tenants, which may subject us to greater risks of loss than if each of our properties had multiple tenants.
The majority of our rental revenues from our properties as of December 31, 2020 were from properties leased to single tenants. The value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.
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
Our investments are concentrated in industrial and logistics properties.
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
The COVID-19 pandemic and its resulting economic impact may materially adversely affect our business, operations, financial results and liquidity.
The strain of coronavirus that causes the viral disease known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy.
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
We typically conduct leasing activities at our properties. Accordingly, reductions in the ability of prospective tenants to visit our properties due to the COVID-19 pandemic could reduce rental revenue and ancillary operating revenue produced by our properties. Concerns relating to the outbreak could also cause on-site personnel not to report to work at our properties, which could adversely affect tenant operations at our properties. In addition, if tenants default on our leases, we may experience increased vacancies and we may be unable to replace those tenancies for an extended period or at all, we may incur significant costs in connection with seeking and entering into any new or renewal leases, and the terms of any leases we may enter may not be as favorable to us as the terms of our existing leases.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of the virus that causes COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:
•increased risk of default or bankruptcy of our tenants;

•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the virus that causes COVID-19, which could impact the continued viability of our tenants and the demand for industrial and logistics properties;
•possible significant declines in the value of our properties or our inability to sell properties we may identify for sale due to decreased demand for our properties;
•our failure to pay interest or principal when due on our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our being unable to borrow under our revolving credit facility;
•our inability to comply with certain financial covenants that could result in our defaulting under our debt agreements;
•our inability to maintain our current distribution rate, or make any distributions, to our shareholders;
•declines in the market price of our common shares; and
•our inability to access debt and equity capital on attractive terms, or at all.
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
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant. In addition, the continued existence of the COVID-19 pandemic may increase the risk of our tenants filing for bankruptcy. If a tenant becomes bankrupt, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent, may not be paid in full.
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

We may be unable to grow our business by acquisitions of additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors;
•contingencies in our acquisition agreements; and
•the availability, terms and cost of debt and equity capital.
We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;
•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;
•the occupancy of and rents from properties that we acquire may decline during our ownership;
•property operating costs for our acquired properties may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired properties not yielding expected returns; and
•we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties.
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
We face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. We believe that the rapid growth in e-commerce sales, which has intensified as a result of the COVID-19 pandemic, will continue to result in strong demand and increase the competition for industrial real estate. Some of our competitors may have greater financial and other resources than us. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
We also face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.

The development of new industrial and logistics properties may exceed any increase in demand for such properties.
The continuing strong demand for industrial and logistics properties is encouraging new development of such properties. If the development of new industrial and logistics properties exceeds the increase in demand for such properties, our existing properties may be unable to successfully compete for tenants with newer developed buildings, our income and the value of our properties may decline.
We have debt and we may incur additional debt.
As of December 31, 2020, our consolidated indebtedness was $650.0 million and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 41.2%, and we had $529 million available for borrowing under our $750.0 million revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, includes a feature under which the maximum borrowing availability may be increased to up to $1.5 billion in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to make or sustain distributions to our shareholders.
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
We may fail to comply with the terms of the agreements governing our debt, which could adversely affect our business and may prevent our making distributions to our shareholders.
The agreements governing our debt include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.
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
Similarly, our secured debt agreements also contain financial and/or operating covenants, including, among other things, certain coverage ratios, as well as limitations on the ability to incur secured and unsecured debt. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these secured debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in the existing agreements governing our debt.

Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that indebtedness.
We currently have a $650.0 million mortgage loan secured by 186 of our properties, a $350.0 million mortgage loan secured by 11 properties that are owned by a joint venture in which we own a 22% equity interest, and a $57.0 million mortgage note that is secured by another property owned by such joint venture, subject to certain limitations. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.
Interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve System, or the U.S. Federal Reserve, has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increase competition for property purchases, which may reduce our ability to acquire new properties.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. The interest rate under our revolving credit facility is based on LIBOR and the interest we may pay on any future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility would be based on the alternative rates provided under our credit agreement or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:
•Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.
•Amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.
•Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with. Further, the loan agreement governing our $650.0 million mortgage loan contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
While our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. As of December 31, 2020, we had reserved approximately $6.9 million for potential environmental liabilities arising at our properties. We may incur substantial liabilities and costs for environmental matters.
Ownership of real estate is subject to risks from adverse weather, natural disasters and climate events.
Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, including some of our Hawaii Properties, which may have an adverse effect on properties we own. When major weather, natural disasters or climate-related events, such as hurricanes, floods and wildfires, occur at or near our properties, our tenants may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather, natural disaster or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us and cause the value of our properties to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of insurance for our properties or potentially render it unavailable to obtain.
Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are currently party to a joint venture, and we may in the future sell or contribute additional properties or acquire, develop or recapitalize properties to or in this joint venture or other joint ventures that we may enter. Our participation in our existing joint venture is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture;

•we may need to contribute additional capital in order to preserve, maintain or grow the joint venture and its investments;
•our joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease, relet or operate the properties owned by the joint venture or maintain our or the joint venture’s qualification for taxation as a REIT;
•our joint venture investors may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;
•our ability to sell our interest in, or sell additional properties to, the joint venture or the joint venture’s ability to sell additional interests of, or properties owned by, the joint venture when we so desire are subject to the approval rights of the other joint venture investors under the terms of the agreements governing the joint venture; and
•disagreements with our joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. Further, these, similar, enhanced or additional risks, including possible mandatory capital contribution requirements, may apply to any future additional or amended joint ventures that we may enter into.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
The tenants at our properties are generally responsible for the costs of insurance, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our tenants. Increased insurance costs may adversely affect our tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue, or agree to our tenants discontinuing, certain insurance coverage on some or all of our properties in the future if we determine that the cost of premiums for any of these policies exceeds the value of the coverage. If an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for those losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Real estate construction and redevelopment creates risks.
We may develop new properties or redevelop some of our existing properties as the existing leases expire, as our tenants’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the values of our properties.

RMR LLC relies on information technology and systems in its provision of services to us, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC relies on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If these systems experience material security or other failures, inadequacies or interruptions of its information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s or our operations, or to safeguard RMR LLC’s or our business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Risks Related to Our Relationships with RMR LLC
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
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
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager to four other Nasdaq listed REITs: OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; DHC, which primarily owns senior living communities, medical office and life science buildings and other healthcare related properties; SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties; and TRMT, which focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities and provides rehabilitation and wellness services; TA, which operates and franchises travel centers, standalone truck service facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise boats. A subsidiary of RMR LLC is an investment adviser to RMRM, which recently converted from a registered investment company to a publicly traded mortgage REIT. Mr. Portnoy serves as chair of the board of trustees or board of directors, as applicable, of DHC, OPI, SVC, Five Star and TA and as managing director, managing trustee, director or trustee, as applicable, of the companies managed by RMR LLC or its subsidiaries.
John Murray, our other Managing Trustee and our President and Chief Executive Officer, Richard Siedel, Jr., our Chief Financial Officer and Treasurer, and Yael Duffy, our Vice President and Chief Operating Officer, are also officers and employees of RMR LLC. Mr. Murray is also a managing trustee and the president and chief executive officer of SVC and Mr. Siedel is also the chief financial officer and treasurer of DHC. Messrs. Murray and Siedel and Ms. Duffy have duties to RMR LLC, Mr. Murray has duties to SVC and Mr. Siedel has duties to DHC, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2020, Mr. Portnoy beneficially owned, in aggregate, 1.2% of our outstanding common shares, 6.3% of Five Star’s outstanding common stock (including through ABP Trust), 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 2.3% of RMRM’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC) and 19.4% of TRMT’s outstanding common shares (including through Tremont Realty Advisors LLC). Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiaries, including our existing joint venture. We cannot be sure that our Code of Conduct or our governance guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.

Our management agreements with RMR LLC were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR LLC may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR LLC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have in the past recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval.
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
Our declaration of trust prohibits any shareholder, other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the current division of our Trustees into classes until our 2023 annual meeting of shareholders, with three classes remaining with terms expiring in 2021, 2022 and 2023, respectively (although effective at our 2021 annual meeting of shareholders, Trustees of the class of trustees whose term expires at that meeting or expires at a subsequent annual meeting of shareholders will be elected annually, with all of our Trustees being elected annually as of our 2023 annual meeting of shareholders, and with a majority of our current Trustees having terms expiring at our 2022 annual meeting of shareholders);

•limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;
•the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•shareholder voting standards which require a supermajority of shares for approval of certain actions;
•the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;
•required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;
•limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;
•limitations on the ability of our shareholders to remove our Trustees;
•the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;
•restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and
•the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
As changes occur in the marketplace for corporate governance policies, the above provisions may change, be removed, or new ones may be added.
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
Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our declaration of trust and indemnification agreements require us to indemnify to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in their best interest.
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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.
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
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, our income tax expense could increase if jurisdictions in which we hold property modified their income tax treatment of REITs, such as by limiting or eliminating favorable income tax deductions (including the dividends paid deduction). In fact, in 2019 the Hawaii state legislature passed a bill that would have eliminated the dividends paid deduction afforded to REITs under Hawaii tax laws and otherwise required REITs to either file a composite tax return or pay withholding tax attributable to distributions to non-Hawaii resident shareholders. While this bill was ultimately vetoed by the governor of Hawaii, similar legislation has been reintroduced in this year's legislative session.
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
Risks Related to Our Securities

Our distributions to our shareholders may be reduced or eliminated and the form of payment could change.
We intend to continue to make regular quarterly distributions to our shareholders. However:
•our ability to make or sustain the rate of distributions may be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by the prolonged duration of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;
•our making of distributions is subject to restrictions contained in the agreements governing our debt and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our FFO attributable to common shareholders, our Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:
•the extent of investor interest in our securities;
•the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;
•our underlying asset value;
•investor confidence in the stock and bond markets, generally;
•market interest rates;
•national economic conditions;
•changes in tax laws;
•general market conditions, including factors unrelated to our operating performance; and
•perception of our environmental, social and governance policies relative to other companies.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.

Further issuances of debt or equity securities may adversely affect our shareholders.
As a REIT, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts, and therefore, our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares. The interests of our existing shareholders could be diluted if we issue additional equity securities. In addition, if we decide in the future to issue debt or equity securities that rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in further dilution to our shareholders. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus, our shareholders will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their common shares.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2020, our portfolio was comprised of 289 wholly owned properties located in 31 states containing approximately 34.9 million rentable square feet, including 226 buildings, leasable land parcels and easements located on the island of Oahu, HI containing approximately 16.8 million rentable square feet and 63 properties located in 30 other states throughout the continental United States containing approximately 18.1 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of which own buildings and operate their businesses on our lands.
The following table provides certain information about our wholly owned properties as of December 31, 2020 (dollars in thousands):

		Undepreciated	Depreciated	Annualized
	Number of	Carrying	Carrying	Rental
State	Properties	Value (1)	Value (1)	Revenues
AR	1	$4,385	$3,869	$474
AZ	1	65,922	64,546	4,886
CO	5	41,189	36,992	3,928
CT	2	16,363	13,516	1,853
FL	2	45,222	42,035	2,553
HI	226	633,647	612,257	105,341
IA	3	25,136	18,065	2,930
ID	1	5,037	4,387	396
IL	2	4,641	4,134	663
IN	5	98,669	93,791	9,482
KS	1	38,441	38,438	3,219
KY	1	11,274	10,695	898
LA	2	15,824	13,839	1,268
MD	1	76,521	65,874	6,140
MI	1	43,229	37,223	2,184
MN	2	26,990	25,368	2,647
MO	3	19,484	18,435	1,837
NC	1	2,014	1,790	251
ND	1	3,923	3,446	351
NE	1	11,106	9,826	1,264
NH	1	49,213	47,074	4,913
NJ	2	72,356	62,947	5,954
NV	2	36,648	33,230	2,798
NY	2	21,085	18,865	2,852
OH	10	138,749	122,384	13,008
OK	1	7,400	6,692	788
SC	4	121,139	106,173	9,688
SD	1	17,402	16,670	1,527
TN	2	76,117	66,171	6,485
UT	1	8,433	7,408	1,090
VA	1	71,511	61,524	6,255
Total	289	$1,809,070	$1,667,664	$207,923
(1)Excludes the value of real estate related intangibles.

At December 31, 2020, 186 of our properties located on the island of Oahu, HI with an aggregate undepreciated carrying value of $505.2 million were encumbered by mortgages totaling $650.0 million. For more information regarding our mortgages and our unconsolidated joint venture, see Notes 3, 5 and 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 15, 2021, there were 1,965 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 5 of this Annual Report on Form 10-K.
OVERVIEW
We are a REIT organized under Maryland law. As of December 31, 2020, our portfolio was comprised of 289 wholly owned properties containing approximately 34.9 million rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16.8 million rentable square feet located on the island of Oahu, HI, and 63 properties containing approximately 18.1 million rentable square feet located in 30 other states. As of December 31, 2020, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 12 properties located in nine states in the mainland United States containing approximately 9.2 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 7.1 years.
As of December 31, 2020, our properties were approximately 98.5% leased (based on rentable square feet) to 253 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.5 years.
The COVID-19 Pandemic
To date, the COVID-19 pandemic has not had a significant impact on our business as the industrial and logistics sector has fared better than some other industries thus far in response to the COVID-19 pandemic, including other real estate sectors, due to the demand for e-commerce. We believe that demand was initially supported in part by increased demand by businesses and households to stock up on supplies as the implications of the COVID-19 pandemic and resulting governmental responses materialized and e-commerce companies have benefited from the closure of certain retail consumer outlets since the beginning of the second quarter of 2020 and the continued increased market demand for e-commerce. We believe that our current financial resources, our portfolio of high-quality industrial and logistics assets and our strong credit quality tenants, will enable us to withstand the COVID-19 pandemic. However, as a result of the COVID-19 pandemic and its aftermath, certain of our tenants have requested relief from their obligations to pay rent due to us. We evaluate these requests on a tenant by tenant basis. As of February 15, 2021, we granted requests to certain of our tenants to defer aggregate rent payments of $3.2 million with respect to leases that represent, as of December 31, 2020, approximately 9.6% of our annualized rental revenues. As of December 31, 2020, we recognized $2.6 million in our accounts receivable related to the remaining deferred amounts. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. For the year ended December 31, 2020, we collected approximately 97.6% of our contractual rents due after giving effect to such rent deferrals.

For more information and risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1 "Business" and Part I, Item 1A, "Risk Factors."

Property Operations
Occupancy data for our properties as of December 31, 2020 and 2019 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Total properties	289	300	266	266
Total rentable square feet (2)	34,870	42,939	28,273	28,273
Percent leased (3)	98.5%	99.3%	98.3%	98.9%
(1)Consists of properties that we owned continuously since January 1, 2019 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2020, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
The average effective rental rates per square foot, as defined below, for our properties for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Average effective rental rates per square foot leased: (1)
All properties	$6.06	$5.83
Comparable properties (2)	$6.23	$5.92
(1)Average effective rental rates per square foot leased represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since January 1, 2019 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
During the year ended December 31, 2020, excluding 12 properties owned by our unconsolidated joint venture, we entered new and renewal leases for approximately 1.1 million square feet at weighted average (by square feet) rental rates that were approximately 14.7% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term, was 11.4 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the year ended December 31, 2020 totaled $2.1 million, or approximately $0.17 per square foot per year of the new weighted average lease term. Also, during the year ended December 31, 2020, we completed rent resets for approximately 1.9 million square feet of land at our Hawaii Properties at rental rates that were approximately 20.1% higher than the prior rental rates.

As shown in the table below, approximately 1.2% of our total rented square feet and approximately 1.4% of our total annualized rental revenues as of December 31, 2020 are included in leases scheduled to expire by December 31, 2021. As of December 31, 2020, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of	Cumulative
			% of Total	Cumulative %		Annualized	% of
		Rented	Rented	of Total Rented	Annualized	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2021	26	426	1.2%	1.2%	$2,935	1.4%	1.4%
2022	63	2,848	8.3%	9.5%	20,276	9.8%	11.2%
2023	29	2,538	7.4%	16.9%	16,446	7.9%	19.1%
2024	28	6,742	19.6%	36.5%	28,117	13.5%	32.6%
2025	14	2,318	6.8%	43.3%	12,910	6.2%	38.8%
2026	6	969	2.8%	46.1%	6,910	3.3%	42.1%
2027	11	4,578	13.3%	59.4%	24,445	11.8%	53.9%
2028	19	2,568	7.5%	66.9%	18,840	9.1%	63.0%
2029	8	1,697	4.9%	71.8%	5,393	2.6%	65.6%
2030	9	1,232	3.6%	75.4%	9,400	4.5%	70.1%
Thereafter	76	8,422	24.6%	100.0%	62,251	29.9%	100.0%
Total	289	34,338	100.0%		$207,923	100.0%

Weighted average remaining lease term (in years)		8.4			9.5
(1)Rented square feet is pursuant to existing leases as of December 31, 2020, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of December 31, 2020, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of Total	% of Total
			No. of	Rented	Rented	Annualized Rental
		States	Properties	Sq. Ft. (1)	Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	AZ, SC, TN, VA	4	3,869	11.3%	10.0%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.8%	4.6%
3	Restoration Hardware, Inc.	MD	1	1,195	3.5%	3.0%
4	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	2.1%	2.5%
5	Servco Pacific Inc.	HI	6	590	1.7%	2.4%
6	UPS Supply Chain Solutions Inc.	NH	1	614	1.8%	2.4%
7	Par Hawaii Refining, LLC	HI	3	3,148	9.2%	2.4%
8	EF Transit, Inc.	IN	1	535	1.6%	1.9%
9	BJ's Wholesale Club, Inc.	NJ	1	634	1.8%	1.7%
10	Shurtech Brands, LLC	OH	1	645	1.9%	1.7%
11	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	1.0%	1.6%
12	Safeway Inc.	HI	2	146	0.4%	1.6%
13	ELC Distribution Center	KS	1	645	1.9%	1.5%
14	Manheim Remarketing, Inc.	HI	1	338	1.0%	1.5%
15	Exel Inc.	SC	1	945	2.8%	1.5%
16	A.L. Kilgo Company, Inc.	HI	5	310	0.9%	1.5%
17	Avnet, Inc.	OH	1	581	1.7%	1.5%
18	Warehouse Rentals Inc.	HI	5	278	0.8%	1.3%
19	YNAP Corporation	NJ	1	167	0.5%	1.1%
20	ODW Logistics, Inc.	OH	3	760	2.2%	1.1%
21	Refresco Beverages US Inc.	MO, SC	2	421	1.2%	1.1%
22	Honolulu Warehouse Co., Ltd.	HI	1	298	0.9%	1.1%
23	Hellmann Worldwide Logistics Inc.	FL	1	240	0.7%	1.1%
24	General Mills Operations, LLC	MI	1	158	0.5%	1.1%
25	AES Hawaii, Inc.	HI	2	1,242	3.6%	1.0%
	Total		71	19,784	57.8%	52.2%
(1)Rented square feet is pursuant to existing leases as of December 31, 2020 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of December 31, 2020, our Mainland Properties represented approximately 49.3% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Because of the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations.
Hawaii Properties. As of December 31, 2020, our Hawaii Properties represented approximately 50.7% of our annualized rental revenues. As of December 31, 2020, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors' prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of December 31, 2020 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of December 31, 2020
Scheduled to Reset
2021	$701
2022	3,860
2023	2,535
2024	2,103
2025	3,115
2026 and thereafter	16,990
Total	$29,304
As of December 31, 2020, $2.9 million, or 1.4%, of our annualized rental revenues are included in leases scheduled to expire by December 31, 2021 and 1.5% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control, and as noted elsewhere in this Annual Report on Form 10-K, the COVID-19 pandemic and its economic impact may adversely impact our future leasing activities and our ability to lease properties and to receive rents.
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
Investing and Financing Activities (dollars in thousands)
During the year ended December 31, 2020, we acquired two properties with a combined 1,465,846 rentable square feet for an aggregate purchase price of $115,481, excluding acquisition related costs of $332.

During the year ended December 31, 2020, we sold one property located in Virginia containing 308,217 rentable square feet for a sales price of $10,775, excluding closing costs of $196.
In the first quarter of 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States, or our joint venture, with an Asian institutional investor. We contributed 11 of these properties to our joint venture in February 2020 and the remaining property in March 2020. We received proceeds from the investor in an aggregate amount of $107,942, which includes $734 of costs associated with the formation of our joint venture, for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture.

In November 2020, we sold an additional 39% equity interest from our remaining 61% equity interest in our joint venture to a second unrelated third party institutional investor for $108,812, which includes certain costs associated with the initial formation of our joint venture. After giving effect to the sale, we continue to own a 22% equity interest in our joint venture. Effective as of the date of the sale, we deconsolidated our joint venture and account for our joint venture using the equity method of accounting under the fair value option. Our initial investment amount was based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties that our joint venture assumed. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility. During the year ended December 31, 2020, our joint venture made aggregate cash distributions of $14,049, $5,479 to the first joint venture investor and $8,570 to us.
In May 2020, we prepaid at par plus accrued interest a mortgage note secured by one of our properties with an outstanding principal balance of approximately $48,750, an annual interest rate of 3.48% and a maturity date in November 2020. As a result of the prepayment of this mortgage note, we recorded a gain on early extinguishment of debt of $120 for the year ended December 31, 2020 to write off unamortized premiums.
For more information regarding our investing and financing activities, see "Business—Our Investment Policies" and "Business—Our Disposition Policies" in Part 1, Item 1 of this Annual Report on Form 10-K, “Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” below and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Year Ended December 31, 2020, Compared to Year Ended December 31, 2019 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non -Comparable Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2020	2019	Change	Change	2020	2019	Change	2020	2019	Change	Change

Rental income	$173,295	$165,904	$7,391	4.5%	$81,280	$63,330	$17,950	$254,575	$229,234	$25,341	11.1%

Operating expenses:
Real estate taxes	24,744	22,363	2,381	10.6%	10,441	8,004	2,437	35,185	30,367	4,818	15.9%
Other operating expenses	13,458	12,570	888	7.1%	7,291	5,073	2,218	20,749	17,643	3,106	17.6%
Total operating expenses	38,202	34,933	3,269	9.4%	17,732	13,077	4,655	55,934	48,010	7,924	16.5%

Net operating income (3)	$135,093	$130,971	$4,122	3.1%	$63,548	$50,253	$13,295	198,641	181,224	17,417	9.6%

Other expenses:
Depreciation and amortization								70,518	61,927	8,591	13.9%
Acquisition and certain other transaction related costs								200	—	200	N/M
General and administrative								19,580	17,189	2,391	13.9%
Total other expenses								90,298	79,116	11,182	14.1%
Gain on sale of real estate								23,996	—	23,996	N/M
Interest income								113	743	(630)	(84.8)%
Interest expense								(51,619)	(50,848)	(771)	1.5%
Gain on early extinguishment of debt								120	—	120	N/M
Income before income tax expense and equity earnings of investees								80,953	52,003	28,950	55.7%
Income tax expense								(277)	(171)	(106)	62.0%
Equity in earnings of investees								529	666	(137)	(20.6)%
Net income								81,205	52,498	28,707	54.7%
Net loss attributable to noncontrolling interest								866	—	866	N/M
Net income attributable to common shareholders								$82,071	$52,498	$29,573	56.3%

Weighted average common shares outstanding - basic								65,104	65,049	55	0.1%
Weighted average common shares outstanding - diluted								65,114	65,055	59	0.1%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$1.26	$0.81	$0.45	55.6%
N/M - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2019 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Consists of 23 properties that we acquired during the period from January 1, 2019 to December 31, 2019, one property we sold in December 2020 and 12 properties we contributed in the first quarter of 2020 to a joint venture in which we currently own a 22% equity interest. We consolidated the properties owned by the joint venture until November 2020.
(3)See our definition of NOI and our reconciliation of net income to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2020, compared to the year ended December 31, 2019. For a comparison of consolidated results for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Part II, Item 7, "Management's Discussion and

Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Rental income. The increase in rental income is primarily a result of our acquisition and disposition activities, and increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $9,041 for the 2020 period and approximately $4,345 for the 2019 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $791 for the 2020 period and approximately $1,195 for the 2019 period.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition and disposition activities and higher tax assessments at certain of our comparable properties.
Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal and property management fees. The increase in other operating expenses is primarily due to our acquisition and disposition activities. The increase in other operating expenses at our comparable properties is primarily due to an increase in insurance expense and repair and maintenance costs in the 2020 period, partially offset by higher snow removal and legal expenses in the 2019 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition and disposition activities and an increase in depreciation and amortization of improvements made to certain of our properties after January 1, 2020, partially offset by certain leasing related assets becoming fully amortized in the 2020 period.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs consist of costs related to acquisitions that were not completed.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR LLC, legal fees, audit fees, Trustee fees and equity compensation expense. The increase in general and administrative expenses primarily reflects an increase in business management fees as a result of our acquisition activity in the 2020 and 2019 periods as well as an increase in our equity compensation expenses.
Gain on sale of real estate. We recorded a $23,996 aggregate gain on sale of real estate in 2020, resulting from the deconsolidation of and sale of an equity interest in our joint venture and the sale of one other property in the 2020 period.
Interest income. Interest income represents interest earned on our cash balances. The decrease in interest income is primarily due to a decrease in average investable cash and lower interest rates earned on invested cash during the 2020 period as compared to the 2019 period.
Interest expense. The increase in interest expense in the 2020 period is primarily due to higher average outstanding indebtedness, partially offset by a lower weighted average interest rate on outstanding indebtedness, during the 2020 period as compared to the 2019 period.
Gain on early extinguishment of debt. We recorded a gain on early extinguishment of debt in connection with our prepayment of a mortgage note during the 2020 period.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of investees. Equity in earnings of investees includes earnings from our unconsolidated joint venture following our sale of an equity interest in that joint venture to a third party in November 2020. Following the sale, we own a 22% equity interest in the venture. Equity in earnings of investees also includes our proportionate share of earnings from our former investment in Affiliates Insurance Company, or AIC, in the 2019 period.
Net income. The increase in net income for the 2020 period compared to the 2019 period reflects the changes noted above.
Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest represents the net loss attributable to the 39% equity interest in our joint venture that we did not own during the 2020 period when we owned a 61% equity interest in the venture.
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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including NOI, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income or net income attributable to common shareholders as presented in our consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

The following table presents the reconciliation of net income to NOI for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Reconciliation of Net Income to NOI:
Net income	$81,205	$52,498
Equity in earnings of investees	(529)	(666)
Income tax expense	277	171
Income before income tax expense and equity in earnings of investees	80,953	52,003
Gain on early extinguishment of debt	(120)	—
Interest expense	51,619	50,848
Interest income	(113)	(743)
Gain on sale of real estate	(23,996)	—
General and administrative	19,580	17,189
Acquisition and certain other transaction related costs	200	—
Depreciation and amortization	70,518	61,927
NOI	$198,641	$181,224

NOI:
Hawaii Properties	$79,028	$74,968
Mainland Properties	119,613	106,256
NOI	$198,641	$181,224
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and equity in earnings of an unconsolidated joint venture, plus real estate depreciation and amortization of consolidated properties and our proportionate share of FFO of unconsolidated joint venture properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for our unconsolidated joint venture, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the year ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Reconciliation of Net Income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders:
Net income attributable to common shareholders	$82,071	$52,498
Depreciation and amortization	70,518	61,927
Equity in earnings of unconsolidated joint venture	(529)	—
Share of FFO from unconsolidated joint venture	556	—
Gain on sale of real estate	(23,996)	—
FFO adjustments attributable to noncontrolling interest	(7,656)	—
FFO attributable to common shareholders	120,964	114,425
Acquisition and certain other transaction related costs	200	—
Gain on early extinguishment of debt	(120)	—
Normalized FFO attributable to common shareholders	$121,044	$114,425

Weighted average common shares outstanding - basic	65,104	65,049
Weighted average common shares outstanding - diluted	65,114	65,055

Per common share data (basic and diluted)
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders	$1.86	$1.76
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

With $529,000 of availability under our revolving credit facility as of December 31, 2020, $22,834 of cash on hand, 72.2% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 1.4% of our annualized rental revenues as of December 31, 2020 from expiring leases over the next 12 months, we believe that we are currently well positioned to weather the present disruptions facing the real estate industry. Further, we are hopeful that our focus on industrial and logistics properties will enable us and our tenants to outperform the broader commercial and real estate industry if the demand for e-commerce continues at levels consistent with the demand since the COVID-19 pandemic materialized in the United States during the first quarter of 2020. However, even if that occurs, we expect that some of our tenants may experience significant downturns with respect to their businesses and liquidity. As a result of the COVID-19 pandemic and its resulting economic downturn, certain of our tenants have requested relief from their obligations to pay rent due to us. We evaluate these requests on a tenant by tenant basis. As of February 15, 2021, we granted requests to certain of our tenants to defer aggregate rent payments of $3,244 with respect to leases that represent, as of December 31, 2020, approximately 9.6% of our annualized rental revenues. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. As of December 31, 2020, we recognized $2,630 in our accounts receivable related to the remaining deferred amounts. For the year ended December 31, 2020, we collected approximately 97.6% of our contractual rents due after giving effect to such rent deferrals. We expect to receive additional similar requests in the future, particularly if the current economic conditions do not continue to improve or if they worsen for an extended period. We may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we may experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all. The terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Cash and cash equivalents and restricted cash at beginning of period	$34,550	$9,608
Net cash provided by (used in):
Operating activities	114,564	116,300
Investing activities	(4,522)	(893,393)
Financing activities	(121,758)	802,035
Cash and cash equivalents and restricted cash at end of period	$22,834	$34,550
The decrease in net cash provided by operating activities for the year ended December 31, 2020 compared to the prior year is primarily due to changes in our working capital. The decrease in net cash used in investing activities for the year ended December 31, 2020 compared to the prior year is primarily due to our acquisition of 30 properties in the 2019 period compared to the acquisition of two properties in the 2020 period. The change in net cash provided by financing activities in 2019 to net cash used in financing activities in 2020 was primarily due to net proceeds from our mortgage financing to fund acquisitions in the 2019 period, partially offset by the proceeds we received from our first joint venture transaction and a prepayment of a mortgage note in the 2020 period.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase ‘‘turn around’’ properties, or properties that do not generate positive cash flows, and, to the extent we conduct construction or redevelopment activities on our properties, we currently intend to conduct those activities primarily to satisfy tenant requirements or on a build to suit basis for existing or new tenants.

As of December 31, 2020, we had cash and cash equivalents of $22,834. To maintain our qualification for taxation as a REIT under the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At December 31, 2020, the interest rate premium on our revolving credit facility was 155 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.70%. As of December 31, 2020 and February 15, 2021, we had $221,000 outstanding under our revolving credit facility, and $529,000 available to borrow under our revolving credit facility.
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
In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our properties located in mainland United States containing an aggregate of approximately 8.2 million rentable square feet and located in eight states. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.
In May 2020, we prepaid at par plus accrued interest a mortgage note secured by one of our properties with an outstanding principal balance of approximately $48,750, an annual interest rate of 3.48% and a maturity date in November 2020. As a result of the prepayment of this mortgage note, we recorded a gain on early extinguishment of debt of $120 for the year ended December 31, 2020 to write off unamortized debt premiums.
We no longer include the $56,980 secured mortgage note or the $350,000 mortgage loan in our consolidated balance sheet following the deconsolidation of the net assets of our formerly majority-owned joint venture. For further information regarding our joint venture, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
As of December 31, 2020, we had mortgage notes payable with an aggregate principal amount of $650,000, which is scheduled to mature in 2029.

In the first quarter of 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States with an Asian institutional investor. We contributed 11 of these properties to our joint venture in February 2020 and the remaining property in March 2020. We received proceeds from the investor in an aggregate amount of $107,942, which includes $734 of costs associated with the formation of our joint venture, for a 39% equity interest in the joint venture and we retained the remaining 61% equity interest in our joint venture. We recognized a noncontrolling interest in our consolidated balance sheet of $98,375 as of the completion of this transaction, which was equal to 39% of our aggregate carrying value of the total equity of the properties immediately prior to our respective contributions of the properties to our joint venture. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was $9,567, has been reflected as an increase in additional paid in capital in our consolidated balance sheet. The portion of our joint venture's net loss not attributable to us, or $866 for the year ended December 31, 2020, is reported as noncontrolling interest in our consolidated statements of comprehensive income. During the year ended December 31, 2020, our joint venture made aggregate cash distributions of $14,049, $5,479 to the first joint venture investor, which was reflected as a decrease in total equity attributable to noncontrolling interest and $8,570 to us. We determined that, while we owned a 61% equity interest in our joint venture, our joint venture was a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification. We concluded that we must consolidate this VIE, and we did so, until we sold an additional 39% equity interest in the joint venture in November 2020. We reached this determination because we were the entity with the power to direct the activities that most significantly impacted the VIE's economic performance and we had the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore were the primary beneficiary of the VIE. The joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements.
In November 2020, we sold an additional 39% equity interest from our remaining 61% equity interest in our joint venture to a second unrelated third party institutional investor for $108,812, which includes certain costs associated with the formation of our joint venture. We deconsolidated the net assets of our joint venture and recognized a net gain on sale of $23,415 on this transaction, which is included in gain on sale of real estate in our consolidated statements of comprehensive income. After giving effect to the sale, we continue to own a 22% equity interest in our joint venture, but have determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option. Our initial investment amount was based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties, that our joint venture assumed. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility. For more information regarding the use of the equity method for our joint venture, see Note 6 to the Notes to the Consolidated Financial Statements included in Part IV, of this Annual Report on Form 10-K.
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
The completion and the costs of any future financings will depend primarily upon our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then current credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as noted elsewhere in this Annual Report on Form 10-K, it is uncertain what the duration and severity of the current economic downturn resulting from the COVID-19 pandemic will be. A protracted and extensive downturn may have various negative consequences, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.

During the year ended December 31, 2020, we paid quarterly cash distributions to our shareholders totaling $86,089 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2020, see Note 7 to the Notes to the Consolidated Financial Statements included in Part IV, of this Annual Report on Form 10-K.
On January 14, 2021, we declared a regular quarterly distribution of $0.33 per common share, or $21,549, to shareholders of record on January 25, 2021. We paid this distribution to our shareholders on February 18, 2021 using existing cash balances and borrowings under our revolving credit facility.
During the years ended December 31, 2020 and 2019, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2020	2019
Tenant improvements and leasing costs (1)	$2,880	$1,735
Building improvements (2)	4,141	5,213
Development, redevelopment and other activities (3)	26	13,026
	$7,047	$19,974
(1)Tenant improvements and leasing costs include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Building improvements generally include (i) expenditures to replace obsolete building components and (ii) expenditures that extend the useful life of existing assets.
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenues.

As of December 31, 2020, we had estimated unspent leasing related obligations of $544, of which $373 is expected to be spent during the next 12 months.
During the year ended December 31, 2020, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	182	920	1,102
Total leasing costs and concession commitments (1)	$956	$1,150	$2,106
Total leasing costs and concession commitments per square foot (1)	$5.25	$1.25	$1.91
Weighted average lease term by square feet (years)	10.9	11.5	11.4
Total leasing costs and concession commitments per square foot per year (1)	$0.48	$0.11	$0.17
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2020 were borrowings outstanding under our revolving credit facility and a $650,000 non-recourse, mortgage loan obtained in January 2019 that is secured by 186 properties. The applicable loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2020, we believe we were in compliance with all the covenants and other terms under our credit agreement.

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
The loan agreement and related documents governing our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of December 31, 2020, we believe we were in compliance with all the covenants and other terms under this loan agreement.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and our other filings with the SEC, including our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:
•allocation of purchase prices between various asset categories, including allocations to above and below market leases and the related impact on the recognition of rental income and depreciation and amortization expenses; and
•assessment of the carrying values and impairments of long lived assets.
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

Fixed Rate Debt
As of December 31, 2020, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 properties in Hawaii)	$650,000	4.31%	$28,015	2029	Monthly
	$650,000		$28,015

(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

These mortgage notes require interest only payments until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $6,500.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at December 31, 2020 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $50,181.
Floating Rate Debt
At December 31, 2020, our floating rate debt consisted of $221,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2020:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2020	1.70%	$221,000	$3,757	$(0.06)
One percentage point increase	2.70%	$221,000	$5,967	$(0.09)

(1)    Based on the diluted weighted average common shares outstanding for the year ended December 31, 2020.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2020 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2020	1.70%	$750,000	$12,750	$(0.20)
One percentage point increase	2.70%	$750,000	$20,250	$(0.31)
(1) Based on the diluted weighted average common shares outstanding for the year ended December 31, 2020.

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

LIBOR Phase Out

LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. Interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2020, our internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2020 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2018 Equity Compensation Plan, or the 2018 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2018 Plan. The terms of awards made under the 2018 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2020:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securityholders-2018 Plan	None.	None.	3,698,912 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	3,698,912 (1)
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

(a)Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of Industrial Logistics Properties Trust are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)Exhibits

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

10.1
Transaction Agreement, dated as of January 17, 2018, between the Company and Office Properties Income Trust (f/k/a Government Properties Income Trust) (as successor to Select Income REIT). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.2
Credit Agreement, dated as of December 29, 2017, among the Company, Citibank, N.A., as administrative agent and collateral agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on December 29, 2017.)

10.3
Business Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.4
Amendment to Business Management Agreement, dated as of December 31, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2019.)

10.5
Property Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.6	2018 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.7	Form of Share Award Agreement.(+) (Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

10.8	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 29, 2020.)

10.11
Loan Agreement, dated as of January 29, 2019, among certain of the Company’s subsidiaries, as co-borrowers, and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., UBS AG and JPMorgan Chase Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

10.12
Loan Agreement, dated as of October 21, 2019, among certain of the Company’s subsidiaries, as co-borrowers, and Morgan Stanley Bank, N.A., UBS AG and Bank of America, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2019.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)

23.2	Consent of Ernst & Young LLP. (Filed herewith.)

23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Letter Agreement, dated as of January 29, 2019, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101.)

(+) Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Industrial Logistics Properties Trust (the "Company") as of December 31, 2020, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for the year then ended, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Real Estate Properties - Refer to Notes 2 to the financial statements
Critical Audit Matter Description
The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates.
In the event that a real estate asset is not recoverable, the Company will adjust the real estate asset to its fair value based on third-party appraisals, broker selling estimates, sale agreements under negotiation, and/or final selling prices, when available, and recognize an impairment loss for the carrying amount in excess of fair value.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis and assessment of expected remaining holding period.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis and the assessment of the expected remaining hold period included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate property assets, including the key inputs utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates for each real estate asset or group of assets with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.
•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by comparing management’s projections to external market sources and evidence obtained in other areas of our audit.
•We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 18, 2021
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Industrial Logistic Properties Trust (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Industrial Logistics Properties Trust (the Company) as of December 31, 2019, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2017 to 2020.
Boston, Massachusetts
February 24, 2020

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$709,099	$747,794
Buildings and improvements	1,099,971	1,588,170
Total real estate properties, gross	1,809,070	2,335,964
Accumulated depreciation	(141,406)	(131,468)
Total real estate properties, net	1,667,664	2,204,496
Investment in unconsolidated joint venture	60,590	—
Acquired real estate leases, net	83,644	138,596
Cash and cash equivalents	22,834	28,415
Restricted cash	—	6,135
Rents receivable, including straight line rents of $62,753 and $58,336, respectively	69,511	62,782
Deferred leasing costs, net	4,595	6,581
Debt issuance costs, net	1,477	2,954
Due from related persons	2,665	1,504
Other assets, net	2,765	3,438
Total assets	$1,915,745	$2,454,901

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$221,000	$310,000
Mortgage notes payable, net	645,579	1,096,608
Assumed real estate lease obligations, net	14,630	17,508
Accounts payable and other liabilities	14,716	16,475
Rents collected in advance	7,811	9,442
Security deposits	6,540	6,680
Due to related persons	2,279	2,498
Total liabilities	912,555	1,459,211

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,301,088 and 65,180,628 shares issued and outstanding, respectively	653	652
Additional paid in capital	1,010,819	999,302
Cumulative net income	224,226	142,155
Cumulative common distributions	(232,508)	(146,419)
Total shareholders' equity	1,003,190	995,690
Total liabilities and shareholders' equity	$1,915,745	$2,454,901

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Rental income	$254,575	$229,234	$162,530

Expenses:
Real estate taxes	35,185	30,367	19,342
Other operating expenses	20,749	17,643	13,005
Depreciation and amortization	70,518	61,927	28,575
Acquisition and certain other transaction related costs	200	—	—
General and administrative	19,580	17,189	11,307
Total expenses	146,232	127,126	72,229

Gain on sale of real estate	23,996	—	—
Interest income	113	743	200
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $2,481, $2,017 and $1,244, respectively)	(51,619)	(50,848)	(16,081)
Gain on early extinguishment of debt	120	—	—
Income before income tax expense and equity in earnings of investees	80,953	52,003	74,420
Income tax expense	(277)	(171)	(32)
Equity in earnings of investees	529	666	—
Net income	$81,205	$52,498	$74,388
Net loss attributable to noncontrolling interest	866	—	—
Net income attributable to common shareholders	$82,071	$52,498	$74,388

Weighted average common shares outstanding - basic	65,104	65,049	64,139
Weighted average common shares outstanding - diluted	65,114	65,055	64,140

Per common share data (basic and diluted):
Net income attributable to common shareholders	$1.26	$0.81	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

						Total Equity	Total Equity
	Number of		Additional		Cumulative	Attributable to	Attributable to	Total
	Common	Common	Paid In	Cumulative	Common	Common	Noncontrolling	Shareholders'
	Shares	Shares	Capital	Net Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2017	45,000,000	$450	$546,489	$15,269	$—	$562,208	$—	$562,208
Net income	—	—	—	74,388	—	74,388	—	74,388
Contributions	—	—	16,162	—	—	16,162	—	16,162
Distributions	—	—	(9,187)	—	—	(9,187)	—	(9,187)
Issuance of common shares, net	20,000,000	200	444,109	—	—	444,309	—	444,309
Share grants	77,400	1	926	—	—	927	—	927
Share forfeitures	(240)	—	—	—	—	—	—	—
Share repurchases	(2,369)	—	(52)	—	—	(52)	—	(52)
Distributions to common shareholders	—	—	—	—	(60,482)	(60,482)	—	(60,482)
Balance at December 31, 2018	65,074,791	651	998,447	89,657	(60,482)	1,028,273	—	1,028,273
Net income	—	—	—	52,498	—	52,498	—	52,498
Share grants	119,200	1	1,110	—	—	1,111	—	1,111
Share repurchases	(11,963)	—	(253)	—	—	(253)	—	(253)
Share forfeitures	(1,400)	—	(2)	—	—	(2)	—	(2)
Distributions to common shareholders	—	—	—	—	(85,937)	(85,937)	—	(85,937)
Balance at December 31, 2019	65,180,628	652	999,302	142,155	(146,419)	995,690	—	995,690
Net income (loss)	—	—	—	82,071	—	82,071	(866)	81,205
Share grants	139,100	1	2,335	—	—	2,336	—	2,336
Share repurchases	(18,060)	—	(382)	—	—	(382)	—	(382)
Share forfeitures	(580)	—	(3)	—	—	(3)	—	(3)
Distributions to common shareholders	—	—	—	—	(86,089)	(86,089)	—	(86,089)
Contributions from noncontrolling interest	—	—	9,567	—	—	9,567	98,375	107,942
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,479)	(5,479)
Sale of interest in joint venture	—	—	—	—	—	—	(92,030)	(92,030)
Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	$(232,508)	$1,003,190	$—	$1,003,190

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,205	$52,498	$74,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,821	38,177	18,781
Net amortization of debt issuance costs, premiums and discounts	2,481	2,017	1,244
Amortization of acquired real estate leases and assumed real estate lease obligations	24,573	21,465	8,592
Amortization of deferred leasing costs	1,357	1,113	820
Provision for losses on rents receivable	—	—	1,198
Straight line rental income	(9,041)	(4,345)	(4,739)
Gain on early extinguishment of debt	(120)	—	—
Gain on sale of property	(23,996)	—	—
Other non-cash expenses	2,331	1,109	927
Equity in earnings of investees	(529)	(666)	—
Distributions of earnings from Affiliates Insurance Company	—	666	—
Change in assets and liabilities:
Rents receivable	(2,907)	(1,497)	(1,727)
Deferred leasing costs	(2,443)	(1,457)	(1,745)
Other assets	(1,068)	(594)	3,591
Due from related persons	(3,871)	(114)	(1,390)
Accounts payable and other liabilities	2,613	3,095	1,618
Rents collected in advance	279	3,438	210
Security deposits	12	550	456
Due to related persons	(133)	845	(5,461)
Net cash provided by operating activities	114,564	116,300	96,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(115,813)	(884,570)	(121,891)
Real estate improvements	(5,857)	(17,157)	(5,004)
Proceeds from sale of properties	10,578	—	—
Proceeds from sale of interest in joint venture	106,283	—	—
Distributions in excess of earnings from Affiliates Insurance Company	287	8,334	—
Investment in Affiliates Insurance Company	—	—	(8,632)
Net cash used in investing activities	(4,522)	(893,393)	(135,527)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	—	444,309
Proceeds from issuance of mortgage notes payable	—	1,000,000	—
Borrowings under revolving credit facility	234,000	744,000	193,000
Repayments of revolving credit facility	(323,000)	(847,000)	(530,000)
Repayment of mortgage note payable	(48,750)	—	—
Payment of debt issuance costs	—	(8,775)	(5,378)
Proceeds from noncontrolling interest, net	107,942	—	—
Distributions to noncontrolling interest	(5,479)	—	—
Distributions to common shareholders	(86,089)	(85,937)	(60,482)
Repurchase of common shares	(382)	(253)	(52)
Contributions	—	—	16,162
Distributions	—	—	(9,187)
Net cash (used in) provided by financing activities	(121,758)	802,035	48,372

(Decrease) increase in cash, cash equivalents and restricted cash	(11,716)	24,942	9,608
Cash, cash equivalents and restricted cash at beginning of period	34,550	9,608	—
Cash, cash equivalents and restricted cash at end of period	$22,834	$34,550	$9,608

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURES:
Interest paid	$50,433	$46,072	$14,749
Income taxes paid	$209	$164	$—
Interest capitalized	$—	$187	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$(631,879)	$—	$—
Mortgage notes, net	$403,160	$—	$—
Real estate acquired by assumption of mortgage note payable	$—	$(56,980)	$—
Assumption of mortgage note payable	$—	$56,980	$—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
    The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$22,834	$28,415	$9,608
Restricted cash	—	6,135	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$22,834	$34,550	$9,608

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
Industrial Logistics Properties Trust, or, collectively with its consolidated subsidiaries, we, us or our, is a real estate investment trust, or REIT, formed under Maryland law on September 15, 2017, as a wholly owned subsidiary of Select Income REIT, or SIR, a former publicly traded REIT that merged with a subsidiary of Office Properties Income Trust, or OPI, on December 31, 2018.
Until January 17, 2018, we were a wholly owned subsidiary of SIR and SIR managed and controlled our cash management function through a series of commingled centralized accounts. As a result, for the year ended December 31, 2018, the cash receipts collected by SIR on our behalf have been accounted for as distributions and the cash disbursements paid by SIR on our behalf have been accounted for as additional paid in capital.
On January 17, 2018, we completed an initial public offering and listing on The Nasdaq Stock Market LLC, or Nasdaq, of 20,000,000 of our common shares, or our IPO. At that time, we owned 266 properties with a total of approximately 28,540,000 rentable square feet, or our Initial Properties (all square footage amounts included within these notes are unaudited). Our Initial Properties were contributed to us on September 29, 2017, by SIR. In connection with our formation and this contribution of properties, we (1) issued to SIR 45,000,000 of our common shares of beneficial interest, $.01 par value per share, or our common shares, (2) issued to SIR a $750,000 non-interest bearing demand note, or the SIR Note, which we repaid with proceeds from our IPO, and (3) assumed three mortgage notes totaling $63,069, excluding premiums, that were secured by three of our Initial Properties.
On December 27, 2018, SIR distributed all 45,000,000 of our common shares that SIR owned to SIR's shareholders of record as of the close of business on December 20, 2018.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include the accounts of us and our subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
The consolidated accounts of our Initial Properties are presented at SIR’s historical basis and the transaction described in Note 1 has been accounted for as a reorganization of entities under common control in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 805-50-30, Business Combinations. Substantially all of the rental income received from our tenants and SIR’s other tenants was deposited in and commingled with SIR’s general funds during the periods prior to January 17, 2018. For the period from January 1, 2018 to January 17, 2018, $538 of general and administrative costs of SIR were primarily allocated to us based on the historical cost of our real estate investments as a percentage of SIR’s historical cost of all of its real estate investments. In accordance with applicable accounting guidance, we believe this method for allocating general and administrative expenses is reasonable. However, actual expenses may have been different from allocated expenses if we operated as a standalone company and those differences may be material.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine renewal to be probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $791, $1,195 and $401 during the years ended December 31, 2020, 2019 and 2018, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or lease origination value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $25,364, $22,661 and $8,993 during the years ended December 31, 2020, 2019 and 2018, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2020 and 2019, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2020	2019
Acquired real estate leases:
Capitalized above market lease values	$27,323	$28,723
Less: accumulated amortization	(18,400)	(18,303)
Capitalized above market lease values, net	8,923	10,420

Lease origination value	135,453	186,758
Less: accumulated amortization	(60,732)	(58,582)
Lease origination value, net	74,721	128,176
Acquired real estate leases, net	$83,644	$138,596

Assumed real estate lease obligations:
Capitalized below market lease values	$33,927	$36,278
Less: accumulated amortization	(19,297)	(18,770)
Assumed real estate lease obligations, net	$14,630	$17,508

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of December 31, 2020, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 9.7 years, 6.4 years, and 11.9 years, respectively. Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2020 are estimated to be $15,228 in 2021, $14,537 in 2022, $12,606 in 2023, $8,681 in 2024, $5,473 in 2025 and $12,489 thereafter.
We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. No impairments exist on any of our properties as of December 31, 2020 and 2019.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of both December 31, 2020 and 2019, accrued environmental remediation costs of $6,940, were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income.
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
Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage costs and, until January 1, 2019, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $8,116 and $11,383 at December 31, 2020 and 2019, respectively, and accumulated amortization of deferred leasing costs totaled $3,521 and $4,802 at December 31, 2020 and 2019, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2020, are estimated to be $682 in 2021, $608 in 2022, $422 in 2023, $388 in 2024, $365 in 2025 and $2,130 thereafter.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. As of both December 31, 2020 and 2019, we had debt issuance costs for our revolving credit facility totaling $5,907, and accumulated amortization of debt issuance costs for our revolving credit facility were $4,430 and $2,953 at December 31, 2020, and 2019, respectively. As of December 31, 2020, we had debt issuance costs, net of accumulated amortization, of $4,421 for certain of our mortgage notes payable obtained during 2019. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and mortgage notes payable as of December 31, 2020 are estimated to be $2,024 in 2021, $547 in 2022, $547 in 2023, $547 in 2024, $547 in 2025 and $1,686 thereafter.
Equity Method Investments. We own a 22% equity interest in an unconsolidated joint venture which owns 12 properties, or our joint venture. The properties owned by our joint venture are encumbered by an aggregate $406,980 of mortgage debts. We do not control the activities that are most significant to our joint venture and, as a result, we account for our investment in our joint venture under the equity method of accounting under the fair value option. See Notes 3 and 6 for more information regarding our joint venture.

We account for our investment in Affiliates Insurance Company, or AIC, until AIC was dissolved as described in Note 10, using the equity method of accounting. Significant influence was present through common representation on the boards of trustees or directors of us and AIC. We acquired shares of common stock of AIC from SIR on December 31, 2018 for $8,632. Until its dissolution on February 13, 2020, we owned a 14.3% ownership interest in AIC. As of December 31, 2020 and 2019, our investment in AIC had a carrying value of $12 and $298, respectively. See Note 10 for more information regarding our investment in AIC.
We periodically evaluate our equity method investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and the extent to which the market value of our investment is below our carrying value, the financial condition of our investees, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we record an impairment charge to adjust the basis of the investment to its estimated fair value.
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
Note 3. Real Estate Investments
As of December 31, 2020, our portfolio was comprised of 289 wholly owned properties with a total of approximately 34,870,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,756,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 63 properties containing approximately 18,114,000 rentable square feet of industrial properties located in 30 other states, or our Mainland Properties. As of December 31, 2020, we also owned a 22% equity interest in an unconsolidated joint venture which owns 12 properties located in nine states in the mainland United States totaling approximately 9,227,000 rentable square feet that were 100% leased.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the years ended December 31, 2020, 2019 and 2018, approximately 42.2%, 43.9% and 59.7%, respectively, of our rental income were from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $38,241, $31,623 and $16,047 of our rental income for the years ended December 31, 2020, 2019 and 2018, respectively.
Joint Venture Activities
As of December 31, 2020, we have an equity investment in a joint venture that consists of the following:

		ILPT Carrying Value of
	ILPT	Investment at December 31,	Number of		Square
Joint Venture	Ownership	2020	Properties	Location	Feet
12 properties in nine states	22%	$60,590	12	Various	9,226,729
The following table provides a summary of the mortgage debts of our joint venture:

			Principal Balance
			at December 31,
Joint Venture	Coupon Rate (1)	Maturity Date	2020 (2)
Mortgage note payable (secured by one property in Florida)	3.60%	10/1/2023	$56,980
Mortgage note payable (secured by 11 other properties in eight states)	3.33%	11/7/2029	350,000
Weighted Average/Total	3.37%		$406,980
(1) Includes the effect of mark to market purchase accounting.
(2) Amounts are not adjusted for our minority interest.
In the first quarter of 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States with an Asian institutional investor. We contributed 11 of these properties to our joint venture in February 2020 and the remaining property in March 2020. We received proceeds from the investor in an aggregate amount of $107,942, which includes $734 of costs associated with the formation of our joint venture, for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. We recognized a noncontrolling interest in our consolidated balance sheet of $98,375 as of the completion of this transaction, which was equal to 39% of our aggregate carrying value of the total equity of the properties immediately prior to our respective contributions of the properties to our joint venture. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was $9,567, has been reflected as an increase in additional paid in capital in our consolidated balance sheet. The portion of our joint venture's net loss not attributable to us, or $866 for the year ended December 31, 2020 is reported as noncontrolling interest in our consolidated statements of comprehensive income. During the year ended December 31, 2020, our joint venture made aggregate cash distributions of $14,049, $5,479 to the first joint venture investor, which was reflected as a decrease in total equity attributable to noncontrolling interest and $8,570 to us. We determined that, while we owned a 61% equity interest in our joint venture, our joint venture was a variable interest entity, or VIE, as defined under the Consolidation Topic of the FASB ASC. We concluded that we must consolidate this VIE, and we did so, until we sold an additional 39% equity interest in the joint venture in November 2020. We reached this determination because we were the entity with the power to direct the activities that most significantly impacted the VIE's economic performance and we had the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore were the primary beneficiary of the VIE. The joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In November 2020, we sold an additional 39% equity interest from our remaining 61% equity interest in our joint venture to a second unrelated third party institutional investor for $108,812, which includes certain costs associated with the formation of our joint venture. We deconsolidated the net assets of our joint venture and recognized a net gain on sale of $23,415 on this transaction, which is included in gain on sale of real estate in our consolidated statements of comprehensive income. After giving effect to the sale, we continue to own a 22% equity interest in our joint venture, but have determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option. Our initial investment amount was based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties that our joint venture assumed. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility. For more information regarding the use of the equity method for our joint venture, see Note 6 to the Notes to the Consolidated Financial Statements included in Part IV, of this Annual Report on Form 10-K.
2020 Disposition:
During the year ended December 31, 2020, we sold one property located in Virginia containing approximately 308,000 rentable square feet for a sales price of $10,775, excluding closing costs. The sale of this property, as presented in the following table, does not represent a significant disposition or a strategic shift. As a result, the results of operations of this property are included in continuing operations through the date of sale in our consolidated statements of comprehensive income. We did not dispose of any properties during the years ended December 31, 2019 and 2018.

	Number of		Square	Gross	Gain on Sale of
Date of Sale	Properties	Location	Feet	Sale Price (1)	Real Estate
December 2020	1	Winchester, VA	308,217	$10,775	$581
(1) Gross sale price is the gross contract price, adjusted for purchase price adjustments, if any, and excluding closing costs.

2020 Acquisitions:
During the year ended December 31, 2020, we acquired two properties containing a combined 1,465,846 rentable square feet for an aggregate purchase price of $115,813, including acquisition related costs of $332. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

		Number	Rentable			Buildings	Acquired
		of	Square	Purchase		and	Real Estate
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases
February 2020	Phoenix, AZ	1	820,384	$71,628	$11,214	$54,676	$5,738
December 2020	Kansas City, KS	1	645,462	44,185	5,740	32,701	5,744
		2	1,465,846	$115,813	$16,954	$87,377	$11,482
2020 Investments:
During the year ended December 31, 2020, we committed $2,106 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 1,102,000 square feet. Committed, but unspent tenant related obligations based on existing leases as of December 31, 2020, were $544, of which $373 is expected to be spent during the next 12 months.

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
Note 4. Leases

Rental income from operating leases, including payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $9,041, $4,345 and $4,739 to record revenue on a straight line basis during the years ended December 31, 2020, 2019 and 2018, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $45,858, $40,898 and $24,161 for the years ended December 31, 2020, 2019 and 2018, respectively, of which tenant reimbursements totaled $44,878, $38,755 and $23,219, respectively.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2064 as of December 31, 2020:

Year	Amount
2021	$169,312
2022	167,850
2023	150,817
2024	132,497
2025	117,143
Thereafter	991,913
$1,729,532
As a result of the COVID-19 pandemic and its aftermath, certain of our tenants have requested relief from their obligations to pay rent due to us. We evaluate these requests on a tenant by tenant basis. As of February 15, 2021, we granted requests to certain of our tenants to defer aggregate rent payments of $3,244. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as or less than the original lease. Because the deferred rent amounts referenced above will be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. As of December 31, 2020, deferred payments totaling $2,630 are included in rents receivable in our condensed consolidated balance sheet. These deferred amounts did not negatively impact our financial results for the year ended December 31, 2020.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5. Indebtedness

As of December 31, 2020 and 2019, our outstanding indebtedness consisted of the following:

					Net Book
	Principal Balance as of				Value
	December 31,				of Collateral
			Interest		At December 31,
	2020 (1)	2019 (1)	Rate	Maturity	2020
Unsecured revolving credit facility (2)	$221,000	$310,000	1.70%	Dec 2021	$—
Mortgage notes payable (secured by 186 properties in Hawaii)	650,000	650,000	4.31%	Feb 2029	491,559
Mortgage note payable (secured by one property in Virginia)	—	48,750	3.48%	Nov 2020	—
Mortgage note payable (secured by one property in Florida) (3)	—	56,980	4.22%	Oct 2023	—
Mortgage note payable (secured by 11 properties located in eight states) (3)	—	350,000	3.33%	Nov 2029	—
	871,000	1,415,730			$491,559
Unamortized debt issuance costs, premiums and discounts	(4,421)	(9,122)
	$866,579	$1,406,608

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

(3) The properties encumbered by these mortgages were contributed in the first quarter of 2020 to a joint venture, which we deconsolidated in November 2020 and in which we currently own a 22% equity interest. In 2019, these properties were consolidated into our financial statements. See Note 3 for further information regarding our joint venture.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of December 31, 2020 and 2019, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 155 basis points. As of December 31, 2020 and 2019, the interest rate payable on borrowings under our revolving credit facility was 1.70% and 3.26%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 2.36%, 3.68% and 3.33% for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and February 15, 2021, we had $221,000 outstanding under our revolving credit facility, and $529,000 available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at December 31, 2020.
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
In October 2019, we obtained a $350,000 mortgage loan secured by 11 of our properties located in eight states containing an aggregate of approximately 8.2 million rentable square feet. This non-amortizing loan matures in November 2029 and requires monthly payments of interest at a fixed rate of 3.33% per annum. We used the proceeds from this loan to reduce outstanding borrowings under our revolving credit facility.
We no longer include the $56,980 secured mortgage note or the $350,000 mortgage loan in our consolidated balance sheet following the deconsolidation of the net assets of our formerly majority-owned joint venture discussed in Note 3.
In May 2020, we prepaid at par plus accrued interest a mortgage note secured by one of our properties with an outstanding principal balance of approximately $48,750, an annual interest rate of 3.48% and a maturity date in November 2020. As a result of the prepayment of this mortgage note, we recorded a gain on early extinguishment of debt of $120 for the year ended December 31, 2020 to write off unamortized premiums.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2020 are as follows:

	Principal
Year	Payment
2021	$221,000
2022	—
2023	—
2024	—
2025	—
Thereafter	650,000
	$871,000	(1)
(1)    Total debt outstanding as of December 31, 2020, including unamortized debt issuance costs of $4,421, was 645,579.

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, security deposits, rents collected in advance and amounts due from or to related persons. At December 31, 2020 and 2019, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to the short term nature or floating interest rates, except as follows:

	At December 31, 2020		At December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$645,579	$730,119	$1,096,608	$1,143,437
(1) Includes unamortized debt issuance costs, premiums and discounts of $4,421 and $9,122 as of December 31, 2020 and 2019, respectively.

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
The table below presents certain of our assets measured on a recurring basis at fair value at December 31, 2020, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$60,590	$—	$—	$60,590
(1) We own a 22% equity interest in a joint venture that owns 12 properties and is included in investment in unconsolidated joint venture in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates, exit capitalization rates, holding periods and market rents. The assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 3 for further information regarding our joint venture.
Note 7. Shareholders’ Equity
Common Share Awards:
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the years ended December 31, 2020, 2019 and 2018, we awarded to our officers and other employees of RMR LLC annual share awards of 108,600, 104,200 and 54,400 of our common shares, respectively, valued at $2,460, $2,260 and $1,269, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we awarded each of our then seven Trustees 3,500 common shares in 2020 with an aggregate value of $460 ($66 per Trustee). Also in 2020, in connection with the election of two of our Trustees, we awarded 3,000 of our common shares to each such Trustee with an aggregate value of $141 ($71 per Trustee) as part of their annual compensation. During 2019, we awarded each of our then Trustees 3,000 common shares with an aggregate value of $281 ($56 per Trustee) as part of their annual compensation. During 2018, we awarded each of our then Trustees 1,000 of our common shares with an aggregate value of $104 ($21 per Trustee) as compensation for the period from our IPO to May 2018 and awarded each of our then Trustees 3,000 common shares with an aggregate value of $314 ($63 per Trustee) as part of their annual compensation. We awarded an additional 3,000 common shares in December 2018, with an aggregate value of $61 to one of our Managing Trustees, who was elected as a Managing Trustee in December 2018. The values of the share awards were based upon the closing price of our common shares trading on Nasdaq on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, vested and forfeited under the terms of the 2018 Plan for the year ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Unvested at beginning of year	108,200	$22.08	43,280	$23.33	—	$—
Granted	139,100	22.01	119,200	21.32	77,400	22.60
Vested	(84,520)	21.41	(52,880)	20.78	(33,880)	21.64
Forfeited	(580)	22.20	(1,400)	22.39	(240)	23.33
Unvested at end of year	162,200	$22.37	108,200	$22.08	43,280	$23.33

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The 162,200 unvested shares as of December 31, 2020 are scheduled to vest as follows: 63,260 shares in 2021, 43,460 shares in 2022, 36,160 shares in 2023 and 19,320 in 2024. As of December 31, 2020, the estimated future compensation expense for the unvested shares was approximately $2,903. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2020, 2019 and 2018, we recorded $2,331, $1,109 and $927 respectively, of compensation expense related to the 2018 Plan.
At December 31, 2020, 3,698,912 common shares remain available for issuance under the 2018 Plan.
Common Share Purchases:
During the years ended December 31, 2020, 2019 and 2018, we repurchased 18,060, 11,963 and 2,369 of our common shares, respectively, at weighted average prices of $21.16, $21.19 and 22.08 per common share, respectively, from our Trustees and current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the years ended December 31, 2020, 2019 and 2018, we paid distributions on our common shares as follows:

	Annual Per		Characterization of Distribution
	Share	Total	Return of	Ordinary
Year	Distribution	Distribution	Capital	Income
2020	$1.32	$86,089	29.0%	71.0%
2019	$1.32	$85,937	21.8%	78.2%
2018	$0.93	$60,482	—%	100.0%
On January 14, 2021, we declared a regular quarterly distribution of $0.33 per common share, or $21,549, to shareholders of record on January 25, 2021. We paid this distribution to our shareholders on February 18, 2021.
Note 8. Per Common Share Amounts
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average common shares for basic earnings per share	65,104	65,049	64,139
Effect of dilutive securities: unvested share awards	10	6	1
Weighted average common shares for diluted earnings per share	65,114	65,055	64,140
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
Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:
◦the sum of (i) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Assets, plus (ii) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (iii) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and
◦the sum of (i) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (ii) 0.5% of our Average Market Capitalization exceeding $250,000.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
◦An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
–if the relevant measurement period ends on or before December 31, 2020, $1,560,000 (our unadjusted equity market capitalization as calculated at our IPO) or, if the relevant measurement period ends thereafter, our equity market capitalization on the last trading day of the calendar year immediately prior to the relevant measurement period, and
–the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. Effective as of January 1, 2019, we amended our business management agreement with RMR LLC so that the SNL U.S. Industrial REIT Index will be used for periods beginning on and after January 1, 2019, with the SNL U.S. REIT Equity Index used for periods ending on or prior to December 31, 2018.
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
◦The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if we issue or repurchase our common shares, or our common shares are forfeited, during the measurement period.
◦No incentive management fee is payable by us unless our total return per share during the measurement period is positive.
◦The measurement periods are generally three year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2020 (the period beginning on January 12, 2018, the first day our common shares began

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

trading, and ending on December 31, 2020), 2019 (the period beginning on January 12, 2018 and ending on December 31, 2019) and 2018 (the period beginning on January 12, 2018 and ending on December 31, 2018).
◦If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index.
◦The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
◦Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $12,983 and $11,897 for the years ended December 31, 2020 and 2019, respectively, and $7,269 for the period from January 17, 2018 through December 31, 2018. The net business management fees we recognized for the year ended December 31, 2020 include $1,005 of management fees paid to RMR LLC by our joint venture that was a consolidated subsidiary of ours until November 2020. See Note 3 for further information regarding our joint venture. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018. We did not incur any incentive management fee pursuant to our business management agreement for the periods ended December 31, 2020, 2019 and 2018.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $7,472 and $7,548 for the years ended December 31, 2020 and 2019, respectively, and $4,680 for the period from January 17, 2018 through December 31, 2018. For the years ended December 31, 2020 and 2019 and for the period from January 17, 2018 through December 31, 2018, $7,267, $6,697 and $4,467, respectively, of the total net property management and construction supervision fees were expensed to other operating expenses in our consolidated statements of comprehensive income and $205, $851 and $213, respectively, were capitalized as building improvements in our consolidated balance sheets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $4,948 and $4,269 for these expenses and costs for the years ended December 31, 2020 and 2019, respectively, and

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

$2,908 for the period from January 17, 2018 through December 31, 2018. These amounts are included in other operating expenses and general and administrative expenses, as applicable, for these periods.
•Term. Our management agreements with RMR LLC have terms that end on December 31, 2040, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
•Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
•Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.
•Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
•Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
•Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.
Management Agreements between Our Joint Venture and RMR LLC. As described further in Note 3, we own a 22% equity interest in our joint venture. In November 2020, our joint venture entered into (1) an amended and restated asset management agreement with RMR LLC, which provides for an asset management fee of 1.0% of average invested capital for our joint venture, and (2) an amended and restated master property management agreement with RMR LLC, which provides for a property management fee of 3% of gross collected rents and 5% of construction costs supervised by RMR LLC for our joint venture. Prior to November 2020, our joint venture was our consolidated subsidiary and, as such, we were obligated to pay fees under our management agreements with RMR LLC regarding our joint venture; however, any fees paid by that joint venture were credited against the fees payable by us to RMR LLC. Starting in November 2020, our joint venture is no longer our consolidated subsidiary and, as a result, we are no longer required to pay management fees to RMR LLC with respect to our joint venture and fees our joint venture pays to RMR LLC are no longer credited against amounts we owe to RMR LLC.

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
Share Awards to RMR LLC Employees. As described in Note 7, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 7 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
SIR and OPI. Effective December 31, 2018, SIR merged with and into a subsidiary of OPI. Adam Portnoy is also a managing trustee of OPI and was a managing trustee of SIR prior to its merger with OPI’s subsidiary. RMR LLC provided management services to SIR until its merger with OPI’s subsidiary and continues to provide management services to OPI and to us. On December 27, 2018, SIR distributed all 45,000,000 of our common shares that it owned to SIR’s shareholders of record on December 20, 2018. As a result of the merger, OPI succeeded to all of SIR’s rights and obligations, including with respect to SIR’s agreements with us.
OPI owed to us $1,504 as of December 31, 2019 for rents that it collected on our behalf from certain of our tenants. A predecessor of OPI owned those properties and those tenants first became tenants at those properties prior to our ownership. OPI paid these amounts due to us or collected on our behalf in January 2020.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR LLC provides management services owned AIC in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019.
In connection with AIC’s dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019 and an additional liquidating distribution of approximately $287 in June 2020.
We recognized income related to our investment in AIC of $666 for the year ended December 31, 2019, which is presented as equity in earnings of investees in our consolidated statement of comprehensive income. We did not recognize any income related to our investment in AIC for the years ended December 31, 2020 or 2018.
Our Joint Venture. As of December 31, 2020, our joint venture owed to us $2,665 for post-closing adjustments relating to our sale of some of our equity interests to a second third party institutional investor in November 2020. This amount is presented as due from related persons in our consolidated balance sheet.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	4501 Industrial Drive	Fort Smith	AR	Mainland Properties		$900	$3,485	$—	$900	$3,485	$4,385	$(516)	1/29/2015	2013
2	16920 West Commerce Drive	Goodyear	AZ	Mainland Properties		11,214	54,676	32	11,214	54,708	65,922	(1,376)	2/14/2020	2008
3	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Properties		800	7,412	39	800	7,451	8,251	(1,103)	1/29/2015	2012
4/5	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Properties		3,100	12,955	4	3,100	12,959	16,059	(1,917)	1/29/2015	1973
6	3870 Ronald Reagan Boulevard	Johnstown	CO	Mainland Properties		2,780	9,722	—	2,780	9,722	12,502	(559)	4/9/2019	2007
7	150 Greenhorn Drive	Pueblo	CO	Mainland Properties		200	4,177	—	200	4,177	4,377	(618)	1/29/2015	2013
8	2 Tower Drive	Wallingford	CT	Mainland Properties		1,471	2,165	858	1,471	3,023	4,494	(854)	10/24/2006	1978
9	235 Great Pond Road	Windsor	CT	Mainland Properties		2,400	9,469	—	2,400	9,469	11,869	(1,993)	7/20/2012	2004
10	10450 Doral Boulevard	Doral	FL	Mainland Properties		15,225	28,102	—	15,225	28,102	43,327	(2,342)	6/27/2018	1996
11	2100 NW 82nd Avenue	Miami	FL	Mainland Properties		144	1,297	454	144	1,751	1,895	(845)	3/19/1998	1987
12	1000 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,252	—	—	2,252	—	2,252	—	12/5/2003	—
13	1001 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	15,155	3,312	91	15,155	3,403	18,558	(1,439)	12/5/2003	—
14	1024 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,818	—	—	1,818	—	1,818	—	12/5/2003	—
15	1024 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,385	—	—	1,385	—	1,385	—	12/5/2003	—
16	1027 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	5,444	—	—	5,444	—	5,444	—	12/5/2003	—
17	1030 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	5,655	—	—	5,655	—	5,655	—	12/5/2003	—
18	1038 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	2,576	—	—	2,576	—	2,576	—	12/5/2003	—
19	1045 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	819	—	—	819	—	819	—	12/5/2003	—
20	1050 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,404	873	—	1,404	873	2,277	(372)	12/5/2003	—
21	1052 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,703	—	240	1,703	240	1,943	(92)	12/5/2003	—
22	1055 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,216	—	—	1,216	—	1,216	—	12/5/2003	—
23	106 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,113	—	274	1,113	274	1,387	(81)	12/5/2003	1966
24	1062 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,049	598	61	1,049	659	1,708	(256)	12/5/2003	—
25	1122 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	5,781	—	—	5,781	—	5,781	—	12/5/2003	—
26	113 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	3,729	—	—	3,729	—	3,729	—	12/5/2003	—
27	1150 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	2,445	—	—	2,445	—	2,445	—	12/5/2003	—
28	120 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	1,953	—	1,029	1,953	1,029	2,982	(150)	12/5/2003	1970
29	120 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,132	11,307	1,423	1,132	12,730	13,862	(4,965)	11/23/2004	2004
30	120B Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	1,953	—	—	1,953	—	1,953	—	12/5/2003	1970

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
31	125 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,630	—	—	1,630	—	1,630	—	12/5/2003	—
32	125B Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,815	—	—	2,815	—	2,815	—	12/5/2003	—
33	1330 Pali Highway	Honolulu	HI	Hawaii Properties	(A)	1,423	—	—	1,423	—	1,423	—	12/5/2003	—
34	1360 Pali Highway	Honolulu	HI	Hawaii Properties	(A)	9,170	—	161	9,170	161	9,331	(124)	12/5/2003	—
35	140 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,100	—	—	1,100	—	1,100	—	12/5/2003	—
36	142 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	2,182	—	1,576	2,182	1,576	3,758	(435)	12/5/2003	1972
37	148 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	3,476	—	—	3,476	—	3,476	—	12/5/2003	—
38	150 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	4,887	—	—	4,887	—	4,887	—	12/5/2003	—
39	151 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,956	—	—	1,956	—	1,956	—	12/5/2003	—
40	158 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,488	—	—	2,488	—	2,488	—	12/5/2003	—
41	165 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	758	—	—	758	—	758	—	12/5/2003	—
42	179 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,480	—	—	2,480	—	2,480	—	12/5/2003	—
43	180 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,655	—	—	1,655	—	1,655	—	12/5/2003	—
44	1926 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,872	—	1,722	2,872	1,722	4,594	(582)	12/5/2003	1959
45	1931 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	3,779	—	—	3,779	—	3,779	—	12/5/2003	—
46	197 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,238	—	—	1,238	—	1,238	—	12/5/2003	—
47	2001 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	1,091	—	—	1,091	—	1,091	—	12/5/2003	—
48	2019 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	1,377	—	—	1,377	—	1,377	—	12/5/2003	—
49	2020 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,385	—	—	2,385	—	2,385	—	12/5/2003	—
50	204 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,689	—	—	1,689	—	1,689	—	12/5/2003	—
51	207 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,024	—	—	2,024	—	2,024	—	12/5/2003	—
52	2103 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	3,212	—	—	3,212	—	3,212	—	12/5/2003	—
53	2106 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	1,568	—	169	1,568	169	1,737	(89)	12/5/2003	—
54	2110 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	837	—	—	837	—	837	—	12/5/2003	—
55	212 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,067	—	—	1,067	—	1,067	—	12/5/2003	—
56	2122 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	1,365	—	—	1,365	—	1,365	—	12/5/2003	—
57	2127 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,906	—	67	2,906	67	2,973	(29)	12/5/2003	—
58	2135 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	825	—	—	825	—	825	—	12/5/2003	—
59	2139 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	885	—	—	885	—	885	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
60	214 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,864	—	542	1,864	542	2,406	(95)	12/5/2003	1981
61	2140 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	931	—	—	931	—	931	—	12/5/2003	—
62	2144 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,640	—	7,196	2,640	7,196	9,836	(2,481)	12/5/2003	1953
63	215 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,117	—	—	2,117	—	2,117	—	12/5/2003	—
64	218 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,741	—	—	1,741	—	1,741	—	12/5/2003	—
65	220 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,619	—	—	2,619	—	2,619	—	12/5/2003	—
66	2250 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	3,862	—	—	3,862	—	3,862	—	12/5/2003	—
67	2264 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	1,632	—	—	1,632	—	1,632	—	12/5/2003	—
68	2276 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	1,619	—	—	1,619	—	1,619	—	12/5/2003	—
69	228 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,865	—	—	1,865	—	1,865	—	12/5/2003	—
70	2308 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	3,314	—	—	3,314	—	3,314	—	12/5/2003	—
71	231 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	752	—	—	752	—	752	—	12/5/2003	—
72	231B Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,539	—	—	1,539	—	1,539	—	12/5/2003	—
73	2344 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	6,709	—	—	6,709	—	6,709	—	12/5/2003	—
74	238 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,273	—	—	2,273	—	2,273	—	12/5/2003	—
75	2635 Waiwai Loop A	Honolulu	HI	Hawaii Properties	(A)	934	350	683	934	1,033	1,967	(243)	12/5/2003	—
76	2635 Waiwai Loop B	Honolulu	HI	Hawaii Properties	(A)	1,177	105	682	1,177	787	1,964	(139)	12/5/2003	—
77	2760 Kam Highway	Honolulu	HI	Hawaii Properties	(A)	703	—	185	703	185	888	—	12/5/2003	—
78	2804 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	1,775	2	—	1,775	2	1,777	—	12/5/2003	—
79	2806 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
80	2808 Kam Highway	Honolulu	HI	Hawaii Properties	(A)	310	—	—	310	—	310	—	12/5/2003	—
81	2809 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,837	—	—	1,837	—	1,837	—	12/5/2003	—
82	2810 Paa Street	Honolulu	HI	Hawaii Properties	(A)	3,340	—	—	3,340	—	3,340	—	12/5/2003	—
83	2810 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	27,699	—	—	27,699	—	27,699	—	12/5/2003	—
84	2812 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,801	3	—	1,801	3	1,804	(2)	12/5/2003	—
85	2814 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	1,925	—	—	1,925	—	1,925	—	12/5/2003	—
86	2815 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,818	—	6	1,818	6	1,824	(2)	12/5/2003	—
87	2815 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	287	—	287	—	12/5/2003	—
88	2816 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,009	27	—	1,009	27	1,036	(12)	12/5/2003	—
89	2819 Mokumoa Street - A	Honolulu	HI	Hawaii Properties	(A)	1,821	—	—	1,821	—	1,821	—	12/5/2003	—
90	2819 Mokumoa Street - B	Honolulu	HI	Hawaii Properties	(A)	1,816	—	—	1,816	—	1,816	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
91	2819 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,090	—	34	2,090	34	2,124	(10)	12/5/2003	—
92	2821 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	287	—	287	—	12/5/2003	—
93	2826 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	3,921	—	—	3,921	—	3,921	—	12/5/2003	—
94	2827 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
95	2828 Paa Street	Honolulu	HI	Hawaii Properties	(A)	12,448	—	—	12,448	—	12,448	—	12/5/2003	—
96	2829 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,720	2	8	1,720	10	1,730	(2)	12/5/2003	—
97	2829 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	287	—	287	—	12/5/2003	—
98	2829 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
99	2830 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,146	—	—	2,146	—	2,146	—	12/5/2003	—
100	2831 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	860	—	7	860	7	867	—	12/5/2003	—
101	2831 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,272	529	55	1,272	584	1,856	(248)	12/5/2003	—
102	2833 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	601	—	—	601	—	601	—	12/5/2003	—
103	2833 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,701	—	—	1,701	—	1,701	—	12/5/2003	—
104	2833 Paa Street #2	Honolulu	HI	Hawaii Properties	(A)	1,675	—	—	1,675	—	1,675	—	12/5/2003	—
105	2836 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,353	—	—	1,353	—	1,353	—	12/5/2003	—
106	2838 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	4,262	—	—	4,262	—	4,262	—	12/5/2003	—
107	2839 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	627	—	—	627	—	627	—	12/5/2003	—
108	2839 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,942	—	—	1,942	—	1,942	—	12/5/2003	—
109	2840 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,149	—	—	2,149	—	2,149	—	12/5/2003	—
110	2841 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
111	2844 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,960	14	—	1,960	14	1,974	(13)	12/5/2003	—
112	2846-A Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	2,181	954	—	2,181	954	3,135	(407)	12/5/2003	—
113	2847 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	582	303	—	582	303	885	(129)	12/5/2003	—
114	2849 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	860	—	—	860	—	860	—	12/5/2003	—
115	2850 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	287	172	—	287	172	459	(73)	12/5/2003	—
116	2850 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,143	—	—	2,143	—	2,143	—	12/5/2003	—
117	2850 Paa Street	Honolulu	HI	Hawaii Properties	(A)	22,827	—	—	22,827	—	22,827	—	12/5/2003	—
118	2855 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
119	2855 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
120	2857 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	983	—	—	983	—	983	—	12/5/2003	—
121	2858 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
122	2861 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	3,867	—	—	3,867	—	3,867	—	12/5/2003	—
123	2864 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,836	—	7	1,836	7	1,843	(5)	12/5/2003	—
124	2864 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,092	—	—	2,092	—	2,092	—	12/5/2003	—
125	2865 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
126	2868 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
127	2869 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,794	—	—	1,794	—	1,794	—	12/5/2003	—
128	2875 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,330	—	—	1,330	—	1,330	—	12/5/2003	—
129	2879 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,789	—	—	1,789	—	1,789	—	12/5/2003	—
130	2879 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,691	—	44	1,691	44	1,735	(13)	12/5/2003	—
131	2886 Paa Street	Honolulu	HI	Hawaii Properties	(A)	2,205	—	—	2,205	—	2,205	—	12/5/2003	—
132	2889 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,783	5	—	1,783	5	1,788	—	12/5/2003	—
133	2906 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,814	2	—	1,814	2	1,816	(1)	12/5/2003	—
134	2908 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,798	23	—	1,798	23	1,821	(2)	12/5/2003	—
135	2915 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	2,579	—	—	2,579	—	2,579	—	12/5/2003	—
136	2927 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,778	—	—	1,778	—	1,778	—	12/5/2003	—
137	2928 Kaihikapu Street - A	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
138	2928 Kaihikapu Street - B	Honolulu	HI	Hawaii Properties	(A)	1,948	—	—	1,948	—	1,948	—	12/5/2003	—
139	2960 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,977	—	—	1,977	—	1,977	—	12/5/2003	—
140	2965 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,140	—	—	2,140	—	2,140	—	12/5/2003	—
141	2969 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	4,038	15	—	4,038	15	4,053	(9)	12/5/2003	—
142	2970 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,722	—	—	1,722	—	1,722	—	12/5/2003	—
143	33 S. Vineyard Boulevard	Honolulu	HI	Hawaii Properties	(A)	844	—	—	844	—	844	—	12/5/2003	—
144	525 N. King Street	Honolulu	HI	Hawaii Properties	(A)	1,342	—	—	1,342	—	1,342	—	12/5/2003	—
145	609 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	616	—	—	616	—	616	—	12/5/2003	—
146	619 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,401	2	12	1,401	14	1,415	(2)	12/5/2003	—
147	645 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	882	—	—	882	—	882	—	12/5/2003	—
148	659 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	860	20	—	860	20	880	(18)	12/5/2003	—
149	659 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
150	660 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,783	4	7	1,783	11	1,794	(3)	12/5/2003	—
151	667 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	860	2	—	860	2	862	(2)	12/5/2003	—
152	669 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	14	62	1,801	76	1,877	(26)	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
153	673 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
154	675 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,081	—	—	1,081	—	1,081	—	12/5/2003	—
155	679 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,807	3	—	1,807	3	1,810	(3)	12/5/2003	—
156	685 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
157	689 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,801	20	—	1,801	20	1,821	(18)	12/5/2003	—
158	692 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,796	2	—	1,796	2	1,798	—	12/5/2003	—
159	697 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	994	811	—	994	811	1,805	(347)	12/5/2003	—
160	702 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,784	3	1	1,784	4	1,788	(3)	12/5/2003	—
161	704 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,390	685	—	2,390	685	3,075	(292)	12/5/2003	—
162	709 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
163	719 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,960	—	—	1,960	—	1,960	—	12/5/2003	—
164	729 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
165	733 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,403	—	—	3,403	—	3,403	—	12/5/2003	—
166	739 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
167	759 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,766	3	—	1,766	3	1,769	(3)	12/5/2003	—
168	761 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,757	2	—	3,757	2	3,759	(1)	12/5/2003	—
169	766 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
170	770 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
171	789 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,608	3	—	2,608	3	2,611	(3)	12/5/2003	—
172	80 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	7,972	—	—	7,972	—	7,972	—	12/5/2003	—
173	803 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,804	—	—	3,804	—	3,804	—	12/5/2003	—
174	808 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,279	—	—	3,279	—	3,279	—	12/5/2003	—
175	812 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,960	25	625	2,610	—	2,610	—	12/5/2003	—
176	819 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	4,821	583	11	4,821	594	5,415	(261)	12/5/2003	—
177	822 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,795	15	—	1,795	15	1,810	(14)	12/5/2003	—
178	830 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	25	—	1,801	25	1,826	(22)	12/5/2003	—
179	855 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,265	—	—	3,265	—	3,265	—	12/5/2003	—
180	842 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,795	14	—	1,795	14	1,809	(12)	12/5/2003	—
181	846 Ala Lilikoi Boulevard B	Honolulu	HI	Hawaii Properties	(A)	234	—	—	234	—	234	—	12/5/2003	—
182	848 Ala Lilikoi Boulevard A	Honolulu	HI	Hawaii Properties	(A)	9,426	—	—	9,426	—	9,426	—	12/5/2003	—
183	850 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	2,682	2	—	2,682	2	2,684	(2)	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
184	852 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
185	855 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,834	—	—	1,834	—	1,834	—	12/5/2003	—
186	865 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,846	—	—	1,846	—	1,846	—	12/5/2003	—
187	889 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	5,888	315	—	5,888	315	6,203	(64)	11/21/2012	—
188	905 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,148	—	—	1,148	—	1,148	—	12/5/2003	—
189	918 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,820	—	—	3,820	—	3,820	—	12/5/2003	—
190	930 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,654	—	—	3,654	—	3,654	—	12/5/2003	—
191	944 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,219	—	—	1,219	—	1,219	—	12/5/2003	—
192	949 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	11,568	—	—	11,568	—	11,568	—	12/5/2003	—
193	950 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,724	—	—	1,724	—	1,724	—	12/5/2003	—
194	960 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	614	—	—	614	—	614	—	12/5/2003	—
195	960 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,933	—	—	1,933	—	1,933	—	12/5/2003	—
196	970 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	817	—	—	817	—	817	—	12/5/2003	—
197	91-027 Kaomi Loop	Kapolei	HI	Hawaii Properties		2,667	—	—	2,667	—	2,667	—	6/15/2005	—
198	91-064 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,826	—	—	1,826	—	1,826	—	6/15/2005	—
199	91-080 Hanua	Kapolei	HI	Hawaii Properties		2,187	—	—	2,187	—	2,187	—	6/15/2005	—
200	91-083 Hanua	Kapolei	HI	Hawaii Properties		716	—	—	716	—	716	—	6/15/2005	—
201	91-086 Kaomi Loop	Kapolei	HI	Hawaii Properties		13,884	—	—	13,884	—	13,884	—	6/15/2005	—
202	91-087 Hanua	Kapolei	HI	Hawaii Properties		381	—	—	381	—	381	—	6/15/2005	—
203	91-091 Hanua	Kapolei	HI	Hawaii Properties		552	—	—	552	—	552	—	6/15/2005	—
204	91-102 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,599	—	—	1,599	—	1,599	—	6/15/2005	—
205	91-110 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,293	—	—	1,293	—	1,293	—	6/15/2005	—
206	91-119 Olai	Kapolei	HI	Hawaii Properties		1,981	—	—	1,981	—	1,981	—	6/15/2005	—
207	91-141 Kalaeloa	Kapolei	HI	Hawaii Properties		11,624	—	—	11,624	—	11,624	—	6/15/2005	—
208	91-150 Kaomi Loop	Kapolei	HI	Hawaii Properties		3,159	—	—	3,159	—	3,159	—	6/15/2005	—
209	91-171 Olai	Kapolei	HI	Hawaii Properties		218	—	13	218	13	231	(3)	6/15/2005	—
210	91-174 Olai	Kapolei	HI	Hawaii Properties		962	—	47	962	47	1,009	(22)	6/15/2005	—
211	91-175 Olai	Kapolei	HI	Hawaii Properties		1,243	—	43	1,243	43	1,286	(23)	6/15/2005	—
212	91-185 Kalaeloa	Kapolei	HI	Hawaii Properties		1,761	—	—	1,761	—	1,761	—	6/15/2005	—
213	91-202 Kalaeloa	Kapolei	HI	Hawaii Properties		1,722	—	326	1,722	326	2,048	(61)	6/15/2005	1964
214	91-120 Kauhi	Kapolei	HI	Hawaii Properties		567	—	—	567	—	567	—	6/15/2005	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
215	91-210 Olai	Kapolei	HI	Hawaii Properties		706	—	—	706	—	706	—	6/15/2005	—
216	91-218 Olai	Kapolei	HI	Hawaii Properties		1,622	—	62	1,622	62	1,684	(26)	6/15/2005	—
217	91-220 Kalaeloa	Kapolei	HI	Hawaii Properties		242	1,457	141	242	1,598	1,840	(594)	6/15/2005	1991
218	91-222 Olai	Kapolei	HI	Hawaii Properties		2,035	—	—	2,035	—	2,035	—	6/15/2005	—
219	91-238 Kauhi	Kapolei	HI	Hawaii Properties		1,390	—	9,331	1,390	9,331	10,721	(3,078)	6/15/2005	1981
220	91-241 Kalaeloa	Kapolei	HI	Hawaii Properties		426	3,983	865	426	4,848	5,274	(1,740)	6/15/2005	1990
221	91-250 Komohana	Kapolei	HI	Hawaii Properties		1,506	—	—	1,506	—	1,506	—	6/15/2005	—
222	91-252 Kauhi	Kapolei	HI	Hawaii Properties		536	—	—	536	—	536	—	6/15/2005	—
223	91-255 Hanua	Kapolei	HI	Hawaii Properties		1,230	—	37	1,230	37	1,267	(5)	6/15/2005	—
224	91-259 Olai	Kapolei	HI	Hawaii Properties		2,944	—	—	2,944	—	2,944	—	6/15/2005	—
225	91-265 Hanua	Kapolei	HI	Hawaii Properties		1,569	—	—	1,569	—	1,569	—	6/15/2005	—
226	91-300 Hanua	Kapolei	HI	Hawaii Properties		1,381	—	18	1,381	18	1,399	—	6/15/2005	1994
227	91-329 Kauhi	Kapolei	HI	Hawaii Properties		294	2,297	2,701	294	4,998	5,292	(1,718)	6/15/2005	1980
228	91-349 Kauhi	Kapolei	HI	Hawaii Properties		649	—	—	649	—	649	—	6/15/2005	—
229	91-399 Kauhi	Kapolei	HI	Hawaii Properties		27,405	—	—	27,405	—	27,405	—	6/15/2005	—
230	91-400 Komohana	Kapolei	HI	Hawaii Properties		1,494	—	—	1,494	—	1,494	—	6/15/2005	—
231	91-410 Komohana	Kapolei	HI	Hawaii Properties		418	—	12	418	12	430	(3)	6/15/2005	—
232	91-416 Komohana	Kapolei	HI	Hawaii Properties		713	—	11	713	11	724	(3)	6/15/2005	—
233	AES HI Easement	Kapolei	HI	Hawaii Properties		1,250	—	—	1,250	—	1,250	—	6/15/2005	—
234	Other Easements & Lots	Kapolei	HI	Hawaii Properties		358	—	1,395	358	1,395	1,753	(518)	6/15/2005	—
235	Tesaro 967 Easement	Kapolei	HI	Hawaii Properties		6,593	—	—	6,593	—	6,593	—	6/15/2005	—
236	Texaco Easement	Kapolei	HI	Hawaii Properties		2,657	—	—	2,657	—	2,657	—	6/15/2005	—
237	94-240 Pupuole Street	Waipahu	HI	Hawaii Properties	(A)	717	—	—	717	—	717	—	12/5/2003	—
238	951 Trails Road	Eldridge	IA	Mainland Properties		470	7,480	1,188	470	8,668	9,138	(2,853)	4/2/2007	1994
239	3425 Maple Drive	Fort Dodge	IA	Mainland Properties		100	2,000	—	100	2,000	2,100	(99)	4/9/2019	2014
240	2300 North 33rd Avenue East	Newton	IA	Mainland Properties		500	13,236	162	500	13,398	13,898	(4,119)	9/29/2008	2008
241	7121 South Fifth Avenue	Pocatello	ID	Mainland Properties		400	4,201	436	400	4,637	5,037	(650)	1/29/2015	2007
242	1230 West 171st Street	Harvey	IL	Mainland Properties		800	1,673	—	800	1,673	2,473	(248)	1/29/2015	2004
243	5156 American Road	Rockford	IL	Mainland Properties		400	1,529	239	400	1,768	2,168	(259)	1/29/2015	1996
244	3201 Bearing Drive	Franklin	IN	Mainland Properties		1,100	15,403	(2)	1,100	15,401	16,501	(888)	4/9/2019	1973
245	2482 Century Drive	Goshen	IN	Mainland Properties		840	9,061	7	840	9,068	9,908	(447)	4/9/2019	2005
246	6825 West County Road 400 North	Greenfield	IN	Mainland Properties		918	14,300	665	918	14,965	15,883	(796)	2/14/2019	2008

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
247	900 Commerce Parkway West Drive	Greenwood	IN	Mainland Properties		1,483	16,253	—	1,483	16,253	17,736	(873)	2/14/2019	2007
248	9347 E Pendleton Pike	Lawrence	IN	Mainland Properties		3,763	34,877	1	3,763	34,878	38,641	(1,874)	2/14/2019	2009
249	17001 West Mercury Street	Gardner	KS	Mainland Properties		5,740	32,701	—	5,740	32,701	38,441	(3)	12/30/2020	2018
250	1985 International Way	Hebron	KY	Mainland Properties		1,453	8,546	1,275	1,453	9,821	11,274	(579)	2/14/2019	1997
251	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Properties		1,700	8,860	—	1,700	8,860	10,560	(1,310)	1/29/2015	2014
252	209 South Bud Street	Lafayette	LA	Mainland Properties		700	4,549	15	700	4,564	5,264	(675)	1/29/2015	2010
253	4000 Principio Parkway	North East	MD	Mainland Properties		4,200	71,518	803	4,200	72,321	76,521	(10,647)	1/29/2015	2012
254	3800 Midlink Drive	Kalamazoo	MI	Mainland Properties		2,630	40,599	—	2,630	40,599	43,229	(6,006)	1/29/2015	2014
255	2401 Cram Avenue SE	Bemidji	MN	Mainland Properties		100	2,137	—	100	2,137	2,237	(316)	1/29/2015	2013
256	10100 89th Avenue N	Maple Grove	MN	Mainland Properties		3,469	21,284	—	3,469	21,284	24,753	(1,306)	10/16/2018	2015
257	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Properties		200	1,859	—	200	1,859	2,059	(275)	1/29/2015	2012
258	3502 Enterprise Avenue	Joplin	MO	Mainland Properties		1,380	12,121	—	1,380	12,121	13,501	(598)	4/9/2019	2014
259	5501 Providence Hill Drive	St. Joseph	MO	Mainland Properties		400	3,500	24	400	3,524	3,924	(176)	4/9/2019	2014
260	628 Patton Avenue	Asheville	NC	Mainland Properties		500	1,514	—	500	1,514	2,014	(224)	1/29/2015	1987
261	3900 NE 6th Street	Minot	ND	Mainland Properties		700	3,223	—	700	3,223	3,923	(477)	1/29/2015	2013
262	1415 West Commerce Way	Lincoln	NE	Mainland Properties		2,200	8,518	388	2,200	8,906	11,106	(1,280)	1/29/2015	1971
263	52 Pettengill Road	Londonderry	NH	Mainland Properties		5,871	43,335	7	5,871	43,342	49,213	(2,139)	4/9/2019	2015
264	309 Dulty's Lane	Burlington	NJ	Mainland Properties		1,600	51,400	—	1,600	51,400	53,000	(7,603)	1/29/2015	2001
265	725 Darlington Avenue	Mahwah	NJ	Mainland Properties		8,492	9,451	1,413	8,492	10,864	19,356	(1,806)	4/9/2014	1999
266	2375 East Newlands Road	Fernley	NV	Mainland Properties		1,100	17,314	286	1,100	17,600	18,700	(2,628)	1/29/2015	2007
267	7000 West Post Road	Las Vegas	NV	Mainland Properties		4,230	13,472	246	4,230	13,718	17,948	(790)	4/9/2019	2010
268	55 Commerce Avenue	Albany	NY	Mainland Properties		1,000	10,105	179	1,000	10,284	11,284	(1,535)	1/29/2015	2013
269	158 West Yard Road	Feura Bush	NY	Mainland Properties		1,870	7,931	—	1,870	7,931	9,801	(685)	4/9/2019	1989
270	32150 Just Imagine Drive	Avon	OH	Mainland Properties		2,200	23,280	—	2,200	23,280	25,480	(6,742)	5/29/2009	1996
271	1415 Industrial Drive	Chillicothe	OH	Mainland Properties		1,200	3,265	—	1,200	3,265	4,465	(483)	1/29/2015	2012
272/273/274	1580, 1590 & 1600 Williams Road	Columbus	OH	Mainland Properties		2,060	29,143	—	2,060	29,143	31,203	(1,678)	4/9/2019	1992
275	5300 Centerpoint Parkway	Groveport	OH	Mainland Properties		2,701	29,863	68	2,701	29,931	32,632	(4,419)	1/29/2015	2014
276	200 Orange Point Drive	Lewis Center	OH	Mainland Properties		1,300	8,613	162	1,300	8,775	10,075	(1,312)	1/29/2015	2013
277/278	2353 & 2373 Global Drive	Obetz	OH	Mainland Properties		2,393	27,363	8	2,393	27,371	29,764	(1,061)	8/23/2019	2018
279	301 Commerce Drive	South Point	OH	Mainland Properties		600	4,530	—	600	4,530	5,130	(670)	1/29/2015	2013
280	2820 State Highway 31	McAlester	OK	Mainland Properties		581	2,237	4,582	581	6,819	7,400	(708)	1/29/2015	2012
281	1990 Hood Road	Greer	SC	Mainland Properties		400	10,702	—	400	10,702	11,102	(528)	4/9/2019	2015

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings and	Subsequent to		Buildings and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
282	996 Paragon Way	Rock Hill	SC	Mainland Properties		2,600	35,920	3	2,600	35,923	38,523	(5,313)	1/29/2015	2014
283	700 Marine Drive	Rock Hill	SC	Mainland Properties		820	8,381	668	820	9,049	9,869	(516)	4/9/2019	1986
284	510 John Dodd Road	Spartanburg	SC	Mainland Properties		3,300	57,998	347	3,300	58,345	61,645	(8,609)	1/29/2015	2012
285	5001 West Delbridge Street	Sioux Falls	SD	Mainland Properties		2,570	14,832	—	2,570	14,832	17,402	(732)	4/9/2019	2016
286	4836 Hickory Hill Road	Memphis	TN	Mainland Properties		1,402	10,769	1,033	1,402	11,802	13,204	(1,772)	12/23/2014	1984
287	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Properties		7,500	55,259	154	7,500	55,413	62,913	(8,174)	1/29/2015	2012
288	1095 South 4800 West	Salt Lake City	UT	Mainland Properties		1,500	6,913	20	1,500	6,933	8,433	(1,025)	1/29/2015	2012
289	1901 Meadowville Technology Parkway	Chester	VA	Mainland Properties		4,000	67,511	—	4,000	67,511	71,511	(9,987)	1/29/2015	2012
						$708,449	$1,052,875	$47,746	$709,099	$1,099,971	$1,809,070	$(141,406)
(1)    Represents mortgage notes and includes the unamortized balance of debt issuance costs totaling $4,421. Certain of our properties are encumbered as follows:

	Encumbrance	Undepreciated Cost
(A) - 186 properties encumbered by one mortgage loan	$645,579	$505,155

(2)    Excludes value of real estate intangibles.
(3)    Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.
(4)    The total aggregate cost for U.S. federal income tax purposes is approximately $1,924,900.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2020
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2017	$1,343,602	$(74,614)
Additions	118,898	(18,781)
Disposals	(104)	104
Balance at December 31, 2018	1,462,396	(93,291)
Additions	873,568	(38,177)
Balance at December 31, 2019	2,335,964	(131,468)
Additions	109,020	(43,821)
Disposals	(635,914)	33,883
Balance at December 31, 2020	$1,809,070	$(141,406)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer

Dated: February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	February 18, 2021
John G. Murray

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal	February 18, 2021
Richard W. Siedel, Jr.	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 18, 2021
Adam D. Portnoy

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 18, 2021
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 18, 2021
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 18, 2021
Joseph L. Morea

/s/ Kevin C. Phelan	Independent Trustee	February 18, 2021
Kevin C. Phelan