Form 10-Q
period 2021-03-31
Industrial Logistics Properties Trust
filed 2021-04-26
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 22, 2021: 65,301,088

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

March 31, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$709,099	$709,099
Buildings and improvements	1,100,183	1,099,971
Total real estate properties, gross	1,809,282	1,809,070
Accumulated depreciation	(149,003)	(141,406)
Total real estate properties, net	1,660,279	1,667,664
Investment in unconsolidated joint venture	62,511	60,590
Acquired real estate leases, net	78,394	83,644
Cash and cash equivalents	26,147	22,834
Rents receivable, including straight line rents of $64,797 and $62,753, respectively	70,411	69,511
Deferred leasing costs, net	5,208	4,595
Debt issuance costs, net	1,108	1,477
Due from related persons	1,409	2,665
Other assets, net	3,552	2,765
Total assets	$1,909,019	$1,915,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$217,000	$221,000
Mortgage notes payable, net	645,715	645,579
Assumed real estate lease obligations, net	14,053	14,630
Accounts payable and other liabilities	14,720	14,716
Rents collected in advance	7,522	7,811
Security deposits	6,569	6,540
Due to related persons	2,224	2,279
Total liabilities	907,803	912,555

Commitments and contingencies

Shareholders' Equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,301,088 shares issued and outstanding for both periods presented	653	653
Additional paid in capital	1,011,058	1,010,819
Cumulative net income	243,563	224,226
Cumulative common distributions	(254,058)	(232,508)
Total shareholders' equity	1,001,216	1,003,190
Total liabilities and shareholders' equity	$1,909,019	$1,915,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Rental income	$54,217	$64,278

Expenses:
Real estate taxes	7,247	8,811
Other operating expenses	4,976	5,181
Depreciation and amortization	12,678	18,290
General and administrative	3,756	4,831
Total expenses	28,657	37,113

Interest income	—	111
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $505 and $586, respectively)	(8,741)	(14,519)
Income before income tax expense and equity in earnings of investees	16,819	12,757
Income tax expense	(63)	(63)
Equity in earnings of investees	2,581	—
Net income	19,337	12,694
Net loss attributable to noncontrolling interest	—	152
Net income attributable to common shareholders	$19,337	$12,846

Weighted average common shares outstanding - basic	65,139	65,075
Weighted average common shares outstanding - diluted	65,177	65,082

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.30	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

						Total Equity	Total Equity
	Number of		Additional		Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Cumulative	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	$(232,508)	$1,003,190	$—	$1,003,190
Net income (loss)	—	—	—	19,337	—	19,337	—	19,337
Share grants	—	—	239	—	—	239	—	239
Distributions to common shareholders	—	—	—	—	(21,550)	(21,550)	—	(21,550)
Balance at March 31, 2021	65,301,088	$653	$1,011,058	$243,563	$(254,058)	$1,001,216	$—	$1,001,216

Balance at December 31, 2019	65,180,628	$652	$999,302	$142,155	$(146,419)	$995,690	$—	$995,690
Net income (loss)	—	—	—	12,846	—	12,846	(152)	12,694
Share grants	6,000	—	326	—	—	326	—	326
Share repurchases	(951)	—	(18)	—	—	(18)	—	(18)
Distributions to common shareholders	—	—	—	—	(21,510)	(21,510)	—	(21,510)
Contributions from noncontrolling interest	—	—	6,972	—	—	6,972	100,668	107,640
Balance at March 31, 2020	65,185,677	$652	$1,006,582	$155,001	$(167,929)	$994,306	$100,516	$1,094,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,337	$12,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,617	11,294
Net amortization of debt issuance costs, premiums and discounts	505	586
Amortization of acquired real estate leases and assumed real estate lease obligations	4,673	6,530
Amortization of deferred leasing costs	211	273
Straight line rental income	(2,044)	(1,967)
Other non-cash expenses	239	326
Unconsolidated joint venture distributions	660	—
Equity in earnings of investees	(2,581)	—
Change in assets and liabilities:
Rents receivable	1,144	(775)
Deferred leasing costs	(771)	(273)
Due from related persons	1,256	481
Other assets	(787)	(4,420)
Accounts payable and other liabilities	508	3,196
Rents collected in advance	(289)	1,289
Security deposits	29	12
Due to related persons	(55)	199
Net cash provided by operating activities	29,652	29,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(71,628)
Real estate improvements	(789)	(2,307)
Net cash used in investing activities	(789)	(73,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	9,000	125,000
Repayments of revolving credit facility	(13,000)	(170,000)
Distributions to common shareholders	(21,550)	(21,510)
Proceeds from noncontrolling interest, net	—	107,640
Repurchase of common shares	—	(18)
Net cash (used in) provided by financing activities	(25,550)	41,112

Increase (decrease) in cash, cash equivalents and restricted cash	3,313	(3,378)
Cash, cash equivalents and restricted cash at beginning of period	22,834	34,550
Cash, cash equivalents and restricted cash at end of period	$26,147	$31,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Interest paid	$8,240	$14,143

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2021	2020
Cash and cash equivalents	$26,147	$19,870
Restricted cash	—	11,302
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$26,147	$31,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company, ILPT, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, impairments of real estate and related intangibles.
Note 2. Real Estate Investments

As of March 31, 2021, our portfolio was comprised of 289 wholly owned properties containing approximately 34,870,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,756,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 63 properties containing approximately 18,114,000 rentable square feet of industrial properties located in 30 other states, or our Mainland Properties. As of March 31, 2021, we also owned a 22% equity interest in an unconsolidated joint venture which owns 12 properties located in nine states totaling approximately 9,227,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended March 31, 2021 and 2020, approximately 50.2% and 41.1%, respectively, of our rental income was from our Hawaii Properties. In addition, a subsidiary of Amazon.com, Inc., which is a tenant at certain of our Mainland Properties, accounted for $5,538, or 10.2%, and $9,662, or 15.0%, of our rental income for the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021, we committed $3,256 for expenditures related to leasing related costs for leases executed during the period for approximately 620,000 square feet. Committed but unspent tenant related obligations based on existing leases as of March 31, 2021 were $1,704.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have plans to change the use of those lands. As of both March 31, 2021 and December 31, 2020, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.
In March 2021, we entered into an agreement to acquire a newly built property located near the Rickenbacker intermodal terminal and airport in Columbus, Ohio containing approximately 358,000 rentable square feet and net leased to a single tenant for a purchase price of $31,500, excluding acquisition related costs. This acquisition is expected to close during the second quarter of 2021. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that the terms will not change.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Joint Venture Activities
As of March 31, 2021, we have an equity investment in a joint venture that consists of the following:

		ILPT Carrying Value of
	ILPT	Investment at March 31,	Number of		Square
Joint Venture	Ownership	2021	Properties	Location	Feet
12 properties	22%	$62,511	12	Nine states	9,226,729
The following table provides a summary of the mortgage debts of our joint venture:

			Principal Balance
			at March 31,
Joint Venture	Coupon Rate (1)	Maturity Date	2021 (2)
Mortgage note payable (secured by one property in Florida)	3.60%	10/1/2023	$56,980
Mortgage note payable (secured by 11 other properties in eight states)	3.33%	11/7/2029	350,000
Weighted average/total	3.37%		$406,980
(1) Includes the effect of mark to market purchase accounting.
(2) Amounts are not adjusted for our minority interest; none of the debt is recourse to us.
During the three months ended March 31, 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States, or our joint venture, with an Asian institutional investor, and contributed those 12 properties to our joint venture. We received an aggregate of $108,266 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. During the three months ended March 31, 2020, we incurred transaction costs of $626 in connection with the formation of this joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2020. The portion of our joint venture's net loss not attributable to us, or $152 for the three months ended March 31, 2020, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. No distributions were made by our joint venture during the three months ended March 31, 2020.
In November 2020, we sold an additional 39% equity interest from our remaining 61% equity interest to a second unrelated third party institutional investor and retained a 22% equity interest in our joint venture. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
During the three months ended March 31, 2021, we recorded the change in the fair value of our investment in our joint venture of $2,581 as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three months ended March 31, 2021, our joint venture made aggregate cash distributions of $660 to us. See Note 5 for more information regarding our joint venture.
Note 3. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $9,872 and

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

$11,520 for the three months ended March 31, 2021 and 2020, respectively, of which tenant reimbursements totaled $9,627 and $11,275, respectively.
We increased rental income to record revenue on a straight line basis by $2,044 and $1,967 for the three months ended March 31, 2021 and 2020, respectively.
During the year ended December 31, 2020, certain of our tenants requested relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic. In most cases, the tenants granted deferrals were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. As of March 31, 2021 and December 31, 2020, deferred payments totaling $1,725 and $2,630, respectively, are included in rents receivable in our condensed consolidated balance sheets. These deferred amounts did not impact our operating results for the three months ended March 31, 2021.
Note 4. Indebtedness

As of March 31, 2021, our outstanding indebtedness consisted of the following:

					Net Book
					Value
	Principal Balance as of				of Collateral
	March 31,	December 31,	Interest		At March 31,
	2021 (1)	2020 (1)	Rate	Maturity	2021
Unsecured revolving credit facility (2)	$217,000	$221,000	1.41%	Dec 2021	$—
Mortgage notes payable (secured by 186 properties in Hawaii)	650,000	650,000	4.31%	Feb 2029	491,336
	867,000	871,000			$491,336
Unamortized debt issuance costs	(4,285)	(4,421)
	$862,715	$866,579

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

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of March 31, 2021, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 130 basis points and our commitment fee was 25 basis points. As of March 31, 2021 and December 31, 2020, the interest rate payable on borrowings under our revolving credit facility was 1.41% and 1.70%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 1.57% and 3.23% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and April 22, 2021, we had $217,000 outstanding under our revolving credit facility, and $533,000 available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at March 31, 2021.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At March 31, 2021 and December 31, 2020, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At March 31, 2021		At December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$645,715	$706,152	$645,579	$730,119
(1)Includes unamortized debt issuance costs of $4,285 and $4,421 as of March 31, 2021 and December 31, 2020, respectively.

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
The table below presents certain of our assets measured on a recurring basis at fair value at March 31, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$62,511	$—	$—	$62,511
(1) We own a 22% equity interest in a joint venture that owns 12 properties and is included in investment in unconsolidated joint venture in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates of between 4.8% and 7.3%, exit capitalization rates of between 4.4% and 6.8%, holding periods of approximately 10 years and market rents. The assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 2 for further information regarding our investment in this joint venture.
Note 6. Shareholders’ Equity

Distributions:
During the three months ended March 31, 2021, we declared and paid a regular quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 25, 2021	February 18, 2021	$0.33	$21,550
On April 15, 2021, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,550, to shareholders of record on April 26, 2021. We expect to pay this distribution to our shareholders on or about May 20, 2021.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 7. Per Common Share Amounts

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average common shares for basic earnings per share	65,139	65,075
Effect of dilutive securities: unvested share awards	38	7
Weighted average common shares for diluted earnings per share	65,177	65,082

Note 8. Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $2,544 and $3,307 for the three months ended March 31, 2021 and 2020, respectively. The net business management fees we recognized for the three months ended March 31, 2020 include $129 of management fees paid to RMR LLC for that period by our joint venture we then owned a majority interest in and whose operating results we reported on a consolidated basis. Beginning in November 2020, our ownership in our joint venture was reduced to a minority interest; as a result, we ceased at that time to consolidate our joint venture’s operating results and, since then, we do not include the management fees it pays to RMR LLC in the management fees we pay to RMR LLC. Our joint venture is further described in Notes 2 and 9. Based on our common share total return, as defined in our business management agreement, as of March 31, 2021 and 2020, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2021, and will be payable in 2022. We did not incur any incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,594 and $1,923 for the three months ended March 31, 2021 and 2020, respectively. Of these amounts, for the three months ended March 31, 2021 and 2020, $1,582 and $1,860, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income and $12 and $63, respectively, were capitalized as building improvements in our condensed consolidated balance sheets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,141 and $1,199 for these expenses and costs for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
See Note 9 for further information regarding our relationships, agreements and transactions with RMR LLC.
Note 9. Related Person Transactions

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
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 8 for further information regarding our management agreements with RMR LLC.
For further information about these and other such relationships and certain other related person transactions, see our 2020 Annual Report.
Our Joint Venture. As of March 31, 2021 and December 31, 2020, our joint venture owed to us $1,409 and $2,665, respectively, for post-closing adjustments relating to our sale of some of our equity interests to a second third party institutional investor in November 2020. These amounts are presented as due from related persons in our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2020 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2021, our portfolio was comprised of 289 wholly owned properties containing approximately 34.9 million rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16.8 million rentable square feet located on the island of Oahu, Hawaii, and 63 properties containing approximately 18.1 million rentable square feet located in 30 other states. As of March 31, 2021, we also owned a 22% equity interest in an unconsolidated joint venture which owns 12 properties located in nine states containing approximately 9.2 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 8.0 years. As of March 31, 2021, our consolidated properties were approximately 98.6% leased (based on rentable square feet) to 253 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.4 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of March 31, 2021, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
Our business is focused on industrial and logistics properties. The industrial and logistics sector has fared better than some other industries thus far during the COVID-19 pandemic, including other real estate sectors, due to the demand for e-commerce. Although, to date, the COVID-19 pandemic has not had a significant adverse impact on our business, certain of our tenants requested relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic. As of April 23, 2021, we granted requests to certain of our tenants to defer aggregate rent payments of $3,103 with respect to leases that represent, as of March 31, 2021, approximately 1.5% of our annualized rental revenues. As of March 31, 2021, we recognized $1,725 in our accounts receivable related to the remaining deferred amounts. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. These deferred amounts did not negatively impact our operating results for the three months ended March 31, 2021, and will continue to be reflected in our financial results in the applicable future reporting periods, assuming these tenants continue to pay the deferred rents due to us. Our manager, RMR LLC, has taken various actions in response to the COVID-19 pandemic to address its operating and financial impact on us and to protect the health and safety of our tenants and other persons who visit our properties. In addition, we are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. See our 2020 Annual Report for further information regarding these actions and monitoring activities.
There are uncertainties surrounding the COVID-19 pandemic and, as a result of these uncertainties, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1, “Business—Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report.
Property Operations
Occupancy data for our properties as of March 31, 2021 and 2020 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2021	2020	2021	2020
Total properties	289	301	287	287
Total rentable square feet (2)	34,870	43,759	33,404	33,404
Percent leased (3)	98.6%	98.9%	98.5%	98.5%
(1)Consists of properties that we owned continuously since January 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2021, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Average effective rental rates per square foot leased: (1)
All properties	$6.31	$6.02
Comparable properties (2)	$6.35	$6.11
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since January 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.

During the three months ended March 31, 2021, we entered new and renewal leases for approximately 620,000 square feet at weighted average (by square feet) rental rates that were approximately 16.0% higher than prior rates for the same land area or building area (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 11.7 years. Commitments for tenant improvements, leasing costs and concessions for leases entered during the three months ended March 31, 2021 totaled $3,256, or approximately $0.45 per square foot per year of the new weighted average lease term.
As shown in the table below, approximately 0.9% of both our total leased square feet and our total annualized rental revenues as of March 31, 2021 are included in leases scheduled to expire by December 31, 2021.
As of March 31, 2021, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total Leased	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2021-12/31/2021	14	322	0.9%	0.9%	$2,165	1.0%	1.0%
2022	60	2,683	7.8%	8.7%	19,499	9.2%	10.2%
2023	31	2,575	7.5%	16.2%	16,871	8.0%	18.2%
2024	31	6,709	19.5%	35.7%	28,638	13.6%	31.8%
2025	15	2,364	6.9%	42.6%	13,156	6.2%	38.0%
2026	7	1,028	3.0%	45.6%	7,121	3.4%	41.4%
2027	11	4,578	13.3%	58.9%	24,696	11.7%	53.1%
2028	20	2,459	7.2%	66.1%	17,881	8.5%	61.6%
2029	8	1,697	4.9%	71.0%	5,393	2.6%	64.2%
2030	9	1,232	3.6%	74.6%	9,516	4.5%	68.7%
Thereafter	82	8,719	25.4%	100.0%	66,147	31.3%	100.0%
Total	288	34,366	100.0%		$211,083	100.0%

Weighted average remaining lease term (in years):		8.3			9.4
(1)Leased square feet is pursuant to existing leases as of March 31, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of March 31, 2021, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Leased	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Leased Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc.	AZ, SC, TN, VA	4	3,869	11.3%	10.0%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.8%	4.5%
3	Restoration Hardware, Inc.	MD	1	1,195	3.5%	2.9%
4	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	2.1%	2.5%
5	Servco Pacific Inc.	HI	6	590	1.7%	2.4%
6	UPS Supply Chain Solutions Inc.	NH	1	614	1.8%	2.3%
7	Par Hawaii Refining, LLC	HI	3	3,148	9.2%	2.3%
8	EF Transit, Inc.	IN	1	535	1.6%	1.9%
9	BJ's Wholesale Club, Inc.	NJ	1	634	1.8%	1.7%
10	Shurtech Brands, LLC	OH	1	645	1.9%	1.6%
11	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	1.0%	1.6%
12	Safeway Inc.	HI	2	146	0.4%	1.6%
13	ELC Distribution Center LLC	KS	1	645	1.9%	1.5%
14	Manheim Remarketing, Inc.	HI	1	338	1.0%	1.5%
15	Exel Inc.	SC	1	945	2.8%	1.4%
16	Avnet, Inc.	OH	1	581	1.7%	1.4%
17	Warehouse Rentals Inc.	HI	5	278	0.8%	1.3%
18	YNAP Corporation	NJ	1	167	0.5%	1.2%
19	ODW Logistics, Inc.	OH	3	760	2.2%	1.1%
20	Honolulu Warehouse Co., Ltd.	HI	1	298	0.9%	1.1%
21	Refresco Beverages US Inc.	MO, SC	2	421	1.2%	1.1%
22	Hellmann Worldwide Logistics Inc.	FL	1	240	0.7%	1.1%
23	AES Hawaii, Inc.	HI	2	1,242	3.6%	1.0%
24	General Mills Operations, LLC	MI	1	158	0.5%	1.0%
	Total		66	19,474	56.9%	50.0%
(1)Leased square feet is pursuant to existing leases as of March 31, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of March 31, 2021, our Mainland Properties represented approximately 49.2% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of March 31, 2021, our Hawaii Properties represented approximately 50.8% of our annualized rental revenues. As of March 31, 2021, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of March 31, 2021 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
March 31, 2021
Scheduled to Reset
4/1/2021-12/31/2021	$701
2022	3,860
2023	2,535
2024	2,103
2025	3,115
2026 and thereafter	17,018
Total	$29,332
As of March 31, 2021, $2,725, or 1.3%, of our annualized rental revenues are included in leases scheduled to expire through March 31, 2022 and 1.4% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew, or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
Tenant Review Process. Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.
Investing and Financing Activities (dollars in thousands)
In March 2021, we entered into an agreement to acquire a newly built property located near the Rickenbacker intermodal terminal and airport in Columbus, Ohio containing approximately 358,000 rentable square feet and net leased to a single tenant for a purchase price of $31,500, excluding acquisition related costs. This acquisition is expected to close during the second quarter of 2021. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that the terms will not change.
During the three months ended March 31, 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,266 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. As of March 31, 2020, we incurred transaction costs of $626 in connection with the formation of this joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2020. The portion of our joint venture's net loss not attributable to us, or $152 for the three months ended March 31, 2020, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. No distributions were made by our joint venture during the three months ended March 31, 2020.

In November 2020, we sold an additional 39% equity interest from our remaining 61% equity interest to a second unrelated third party institutional investor and retained a 22% equity interest in our joint venture. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
During the three months ended March 31, 2021, we recorded the change in the fair value of our investment in our joint venture of $2,581 in our condensed consolidated statements of comprehensive income. In addition, during the three months ended March 31, 2021, our joint venture made aggregate cash distributions of $660 to us.
For further information regarding our investing and financing activities, see Notes 2 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2021	2020	Change	Change	2021	2020	Change	2021	2020	Change	Change

Rental income	$52,181	$50,358	$1,823	3.6%	$2,036	$13,920	$(11,884)	$54,217	$64,278	$(10,061)	(15.7%)

Operating expenses:
Real estate taxes	7,036	6,996	40	0.6%	211	1,815	(1,604)	7,247	8,811	(1,564)	(17.8%)
Other operating expenses	4,824	3,808	1,016	26.7%	152	1,373	(1,221)	4,976	5,181	(205)	(4.0%)
Total operating expenses	11,860	10,804	1,056	9.8%	363	3,188	(2,825)	12,223	13,992	(1,769)	(12.6%)

Net operating income (3)	$40,321	$39,554	$767	1.9%	$1,673	$10,732	$(9,059)	41,994	50,286	(8,292)	(16.5%)

Other expenses:
Depreciation and amortization								12,678	18,290	(5,612)	(30.7%)
General and administrative								3,756	4,831	(1,075)	(22.3%)
Total other expenses								16,434	23,121	(6,687)	(28.9%)
Interest income								—	111	(111)	(100.0%)
Interest expense								(8,741)	(14,519)	5,778	(39.8%)
Income before income tax expense and equity in earnings of investees								16,819	12,757	4,062	31.8%
Income tax expense								(63)	(63)	—	—%
Equity in earnings of investees								2,581	—	2,581	N/M
Net income								19,337	12,694	6,643	52.3%
Net loss attributable to noncontrolling interest								—	152	(152)	(100.0%)
Net income attributable to common shareholders								$19,337	$12,846	$6,491	50.5%

Weighted average common shares outstanding - basic								65,139	65,075	64	0.1%
Weighted average common shares outstanding - diluted								65,177	65,082	95	0.1%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$0.30	$0.20	$0.1	50.0%

N/M - Not Meaningful

(1)Consists of properties that we owned continuously since January 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.

(2)Consists of two properties that we acquired during the period from January 1, 2020 to March 31, 2021, one property we sold in 2020 and 12 properties we contributed in the first quarter of 2020 to a joint venture in which we currently own a 22% equity interest. We consolidated our properties owned by the joint venture until November 2020.

(3)See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Rental income. The decrease in rental income is primarily a result of our acquisition and disposition activities, which includes the contribution of 12 properties to our joint venture that was deconsolidated in November 2020, partially offset by increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $2,044 for the 2021 period and approximately $1,967 for the 2020 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $180 for the 2021 period and approximately $200 for the 2020 period.
Real estate taxes. The decrease in real estate taxes primarily reflects our acquisition and disposition activities.

Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The decrease in other operating expenses is primarily due to our acquisition and disposition activities, partially offset by an increase in snow removal and insurance costs in the 2021 period at certain of our comparable properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects our acquisition and disposition activities, partially offset by certain leasing related assets becoming fully amortized in the 2021 period.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR LLC, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The decrease in general and administrative expenses is primarily due to a decrease in business management fees as a result of our net disposition of properties since April 1, 2020.
Interest income. Interest income represents interest earned on our cash balances. The decrease in interest income is primarily due to a decrease in the interest rate earned on invested cash during the 2021 period as compared to the 2020 period.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding indebtedness during the 2021 period as compared to the 2020 period.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of investees. Equity in earnings of investees is the change in the fair value of our investment in our joint venture.
Net income. The increase in net income for the 2021 period compared to the 2020 period reflects the changes noted above.
Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest represents the net loss attributable to the 39% equity interest in our joint venture that we did not own during the 2020 period when we owned a 61% equity interest in the venture.
Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since January 1, 2020.
Net income attributable to common shareholders per common share - basic and diluted. The increase in net income attributable to common shareholders per common share reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

Non-GAAP Financial Measures

We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or SEC, including net operating income, or NOI, funds from operations, or FFO, attributable to common shareholders and Normalized FFO attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and net income attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net income to NOI for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Income to NOI:
Net income	$19,337	$12,694
Equity in earnings of investees	(2,581)	—
Income tax expense	63	63
Income before income tax expense and equity earnings of investees	16,819	12,757
Interest expense	8,741	14,519
Interest income	—	(111)
General and administrative	3,756	4,831
Depreciation and amortization	12,678	18,290
NOI	$41,994	$50,286

NOI:
Hawaii Properties	$19,992	$19,517
Mainland Properties	22,002	30,769
NOI	$41,994	$50,286

Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and equity in earnings of an unconsolidated joint venture, plus real estate depreciation and amortization of consolidated properties and our proportionate share of FFO of unconsolidated joint venture properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for our unconsolidated joint venture, if any. FFO attributable to common shareholders and

Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders:
Net income attributable to common shareholders	$19,337	$12,846
Depreciation and amortization	12,678	18,290
Equity in earnings of unconsolidated joint venture	(2,581)	—
Share of FFO from unconsolidated joint venture	1,236	—
FFO adjustments attributable to noncontrolling interest	—	(977)
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders	$30,670	$30,159

Weighted average common shares outstanding - basic	65,139	65,075
Weighted average common shares outstanding - diluted	65,177	65,082

Per common share data (basic and diluted)
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders	$0.47	$0.46

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties and borrowings under our revolving credit facility. With $533,000 of availability under our revolving credit facility as of April 22, 2021, 72.3% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 1.3% of our annualized rental revenues as of March 31, 2021 from expiring leases over the next 12 months, we believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$22,834	$34,550
Net cash provided by (used in):
Operating activities	29,652	29,445
Investing activities	(789)	(73,935)
Financing activities	(25,550)	41,112
Cash and cash equivalents and restricted cash at end of period	$26,147	$31,172
The increase in net cash provided by operating activities for the three months ended March 31, 2021 compared to the 2020 period is primarily due to changes in our working capital. The decrease in net cash used in investing activities for the three months ended March 31, 2021 compared to the 2020 period is primarily due to the acquisition of one property during the 2020 period compared to no property acquisitions during the 2021 period. The change in net cash provided by financing activities for the three months ended March 31, 2021 to net cash provided by financing activities for the 2020 period is primarily due to the proceeds we received from our sale of equity interests in our joint venture in the 2020 period.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, but we may conduct construction or redevelopment activities on our properties.

As of March 31, 2021, we had cash and cash equivalents of $26,147. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At March 31, 2021, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.41%. As of March 31, 2021 and April 22, 2021, we had $217,000 outstanding under our revolving credit facility, and $533,000 available to borrow under our revolving credit facility.
Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.
As of March 31, 2021, our debt maturities (other than our revolving credit facility), consisted of mortgage notes with an aggregate principal amount of $650,000, which is scheduled to mature in 2029.
During the three months ended March 31, 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,266 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. As of March 31, 2020, we incurred transaction costs of $626 in connection with the formation of this joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2020. The portion of our joint venture's net loss not attributable to us, or $152 for the three months ended March 31, 2020, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. No distributions were made by our joint venture during the three months ended March 31, 2020.
In November 2020, we sold an additional 39% equity interest from our remaining 61% equity interest to a second unrelated third party institutional investor and retained a 22% equity interest in our joint venture. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
During the three months ended March 31, 2021, we recorded the change in the fair value of our investment in our joint venture of $2,581 as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three months ended March 31, 2021, our joint venture made aggregate cash distributions of $660 to us.
For further information regarding our investing and financing activities, see Notes 2 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect to use borrowings under our revolving credit facility, payments we may receive for pro rata equity contributions from the other investors in our joint venture in connection with properties we may contribute to our joint venture, equity contributions from the third party investors in our joint venture and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage notes in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

The completion and the costs of any future financings will depend primarily upon our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then current credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investing and financing activities. However, as noted elsewhere in this Quarterly Report on Form 10-Q, it is uncertain what the duration and severity of the current economic downturn resulting from the COVID-19 pandemic will be. A protracted and extensive downturn may have various negative consequences, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
During the three months ended March 31, 2021, we paid a quarterly cash distribution to our shareholders totaling $21,550 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distribution we paid in 2021, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On April 15, 2021, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,550, to shareholders of record on April 26, 2021. We expect to pay this distribution to our shareholders on or about May 20, 2021 using existing cash balances and borrowings under our revolving credit facility.
During the three months ended March 31, 2021 and 2020, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2021	2020
Tenant improvements and leasing costs (1)	$823	$293
Building improvements (2)	232	1,237
Development, redevelopment and other activities (3)	—	1
	$1,055	$1,531
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

As of March 31, 2021, we had estimated unspent leasing related obligations of $1,704.

During the three months ended March 31, 2021, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows:

	Three Months Ended March 31, 2021
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	273	347	620
Total leasing costs and concession commitments (1)	$1,964	$1,292	$3,256
Total leasing costs and concession commitments per square foot (1)	$7.20	$3.72	$5.25
Weighted average lease term by square feet (years)	8.5	14.2	11.7
Total leasing costs and concession commitments per square foot per year (1)	$0.85	$0.26	$0.45
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2021 were borrowings outstanding under our revolving credit facility and a $650,000 non-recourse, mortgage loan that is secured by 186 of our properties. The mortgage loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2021, we believe we were in compliance with all the covenants and other terms under our credit agreement.
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
The loan agreement and related documents governing our mortgage loan contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2021, we believe we were in compliance with all the covenants and other terms under this mortgage loan agreement.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2020 Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2020 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2020. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt
At March 31, 2021, our outstanding fixed rate debt consisted of the following mortgage notes:

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
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at March 31, 2021 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $46,008.
Floating Rate Debt

At March 31, 2021, our floating rate debt consisted of $217,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2021:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2021	1.41%	$217,000	$3,060	$(0.05)
One percentage point increase	2.41%	$217,000	$5,230	$(0.08)
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2021.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2021	1.41%	$750,000	$10,575	$(0.16)
One percentage point increase	2.41%	$750,000	$18,075	$(0.28)
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2021.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our tenants,
•Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the COVID-19 pandemic and current economic conditions,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our acquisitions or sales of properties,
•Our ability to compete for acquisitions and tenancies effectively,
•The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to expand our existing or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint venture or any real estate joint ventures we may enter into,
•Whether we may contribute additional properties to our joint venture and receive proceeds from the other investors in our joint venture in connection with those contributions,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our ability to maintain sufficient liquidity for the duration of the COVID-19 pandemic and resulting economic downturn,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expectation that we benefit from our relationships with RMR LLC,
•Our qualification for taxation as a REIT,
•Changes in federal or state tax laws,

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of economic conditions and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including COVID-19, or other manmade or natural disasters beyond our control.
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

•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,
•Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investing and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. However, if challenging market conditions last for a long period or worsen, our tenants may experience liquidity constraints and as a result may be unable to pay rent to us and our ability to operate our business effectively may be challenged. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy those covenants and conditions,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.5 billion in certain circumstances. However, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions. However, the applicable conditions may not be met,
•The premiums used to determine the interest rate payable on our revolving credit facility and the unused fee payable on our revolving credit facility are based on our leverage. Changes in our leverage may cause the interest and fees we pay to increase,
•We may not reduce our level of indebtedness or maintain any reduction we may effect and increased leverage may restrict our ability to acquire properties and pursue business opportunities,
•We may spend more for capital expenditures than we currently expect or than we have in the past,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,

•Our Board of Trustees considers, among other factors, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,
•We face limited lease expirations in 2021 and we have granted requests to certain of our tenants to defer rent payments in exchange for increased payments over, in most cases, a 12-month period which began in September 2020. However, current market and economic conditions may deteriorate and such deterioration may result in an increase in tenant defaults and terminations, and these concessions and assistance given to our tenants may not allow them to continue to be successful during this challenging time,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and
•We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, acts of terrorism, natural disasters, changes in our tenants’ financial conditions, the market demand for leased space or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2020 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

PART II. Other Information

Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2020 Annual Report.

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
Dated: April 26, 2021

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 26, 2021