Form 10-Q
period 2021-06-30
Industrial Logistics Properties Trust
filed 2021-07-28
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 26, 2021: 65,314,355

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

June 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$712,909	$709,099
Buildings and improvements	1,128,255	1,099,971
Total real estate properties, gross	1,841,164	1,809,070
Accumulated depreciation	(156,644)	(141,406)
Total real estate properties, net	1,684,520	1,667,664
Investment in unconsolidated joint venture	62,923	60,590
Acquired real estate leases, net	76,889	83,644
Cash and cash equivalents	30,512	22,834
Rents receivable, including straight line rents of $66,748 and $62,753, respectively	72,507	69,511
Deferred leasing costs, net	5,457	4,595
Debt issuance costs, net	738	1,477
Due from related persons	—	2,665
Other assets, net	1,141	2,765
Total assets	$1,934,687	$1,915,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$244,000	$221,000
Mortgage notes payable, net	645,851	645,579
Assumed real estate lease obligations, net	13,514	14,630
Accounts payable and other liabilities	14,473	14,716
Rents collected in advance	8,948	7,811
Security deposits	6,761	6,540
Due to related persons	2,064	2,279
Total liabilities	935,611	912,555

Commitments and contingencies

Shareholders' Equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,314,355 and 65,301,088 shares issued and outstanding, respectively	653	653
Additional paid in capital	1,011,636	1,010,819
Cumulative net income	262,394	224,226
Cumulative common distributions	(275,607)	(232,508)
Total shareholders' equity	999,076	1,003,190
Total liabilities and shareholders' equity	$1,934,687	$1,915,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Rental income	$54,180	$65,110	$108,397	$129,388

Expenses:
Real estate taxes	7,489	8,932	14,736	17,743
Other operating expenses	4,341	5,041	9,317	10,222
Depreciation and amortization	11,830	18,525	24,508	36,815
Acquisition and certain other transaction related costs	646	—	646	—
General and administrative	4,234	4,846	7,990	9,677
Total expenses	28,540	37,344	57,197	74,457

Interest income	—	2	—	113
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $506, $642, $1,011 and $1,229, respectively)	(8,643)	(13,205)	(17,384)	(27,724)
Gain on early extinguishment of debt	—	120	—	120
Income before income tax expense and equity in earnings of investees	16,997	14,683	33,816	27,440
Income tax expense	(42)	(126)	(105)	(189)
Equity in earnings of investees	1,876	—	4,457	—
Net income	18,831	14,557	38,168	27,251
Net loss attributable to noncontrolling interest	—	264	—	416
Net income attributable to common shareholders	$18,831	$14,821	$38,168	$27,667

Weighted average common shares outstanding - basic	65,146	65,089	65,142	65,082
Weighted average common shares outstanding - diluted	65,207	65,091	65,192	65,087

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.29	$0.23	$0.58	$0.42

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of		Additional		Cumulative
	Common	Common	Paid In	Cumulative	Common	Total
	Shares	Shares	Capital	Net Income	Distributions	Equity
Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	$(232,508)	$1,003,190
Net income (loss)	—	—	—	19,337	—	19,337
Share grants	—	—	239	—	—	239
Distributions to common shareholders	—	—	—	—	(21,550)	(21,550)
Balance at March 31, 2021	65,301,088	653	1,011,058	243,563	(254,058)	1,001,216
Net income (loss)	—	—	—	18,831	—	18,831
Share grants	21,000	—	780	—	—	780
Share repurchases	(7,733)	—	(202)	—	—	(202)
Distributions to common shareholders	—	—	—	—	(21,549)	(21,549)
Balance at June 30, 2021	65,314,355	$653	$1,011,636	$262,394	$(275,607)	$999,076

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,168	$27,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,257	22,789
Net amortization of debt issuance costs, premiums and discounts	1,011	1,229
Amortization of acquired real estate leases and assumed real estate lease obligations	8,503	13,025
Amortization of deferred leasing costs	402	610
Straight line rental income	(3,995)	(4,063)
Gain on early extinguishment of debt	—	(120)
Other non-cash expenses	1,019	980
Unconsolidated joint venture distributions	1,320	—
Equity in earnings of investees	(4,457)	—
Change in assets and liabilities:
Rents receivable	999	(447)
Deferred leasing costs	(1,205)	(273)
Due from related persons	2,665	481
Other assets	1,624	1,380
Accounts payable and other liabilities	153	2,269
Rents collected in advance	1,137	(1,947)
Security deposits	221	(83)
Due to related persons	(215)	(182)
Net cash provided by operating activities	62,607	62,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(34,081)	(71,628)
Real estate improvements	(1,351)	(3,089)
Proceeds from sale of joint venture	804	—
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Net cash used in investing activities	(34,628)	(74,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	36,000	180,000
Repayments of revolving credit facility	(13,000)	(170,000)
Repayment of mortgage note payable	—	(48,750)
Distributions to common shareholders	(43,099)	(43,021)
Proceeds from noncontrolling interest, net	—	107,640
Distributions to noncontrolling interest	—	(1,898)
Repurchase of common shares	(202)	(31)
Net cash (used in) provided by financing activities	(20,301)	23,940

Increase (decrease) in cash, cash equivalents and restricted cash	7,678	12,409
Cash, cash equivalents and restricted cash at beginning of period	22,834	34,550
Cash, cash equivalents and restricted cash at end of period	$30,512	$46,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Interest paid	$16,184	$26,914
Income taxes paid	$167	$199

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$174	$1,137

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$30,512	$33,256
Restricted cash	—	13,703
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$30,512	$46,959

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
Note 2. Real Estate Investments

As of June 30, 2021, our portfolio was comprised of 291 wholly owned properties containing approximately 35,201,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 65 properties containing approximately 18,472,000 rentable square feet of industrial properties located in 31 other states, or our Mainland Properties. As of June 30, 2021, we also owned a 22% equity interest in an unconsolidated joint venture which owns 12 properties located in nine states totaling approximately 9,227,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended June 30, 2021 and 2020, approximately 51.3% and 41.3%, respectively, of our rental income was from our Hawaii Properties. For the six months ended June 30, 2021 and 2020, approximately 50.8% and 41.2%, respectively, of our rental income was from our Hawaii Properties. In addition, subsidiaries of Amazon.com, Inc., which are tenants at certain of our Mainland Properties, accounted for $5,348, or 9.9%, and $10,399, or 16.0%, of our rental income for the three months ended June 30, 2021 and 2020, respectively, and $10,886, or 10.0%, and $20,061, or 15.5%, of our rental income for the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, we acquired one parcel of developable land and one property containing 357,504 rentable square feet for an aggregate purchase price of $34,081, including acquisition related costs of $381. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets as follows:

		Number	Rentable			Buildings	Acquired
		of	Square	Purchase		and	Real Estate
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases
May 2021	Dallas, TX	1	—	$2,319	$2,319	$—	$—
June 2021	Columbus, OH	1	357,504	31,762	1,491	27,407	2,864
		2	357,504	$34,081	$3,810	$27,407	$2,864
During the six months ended June 30, 2021, we committed $4,547 for expenditures related to leasing related costs for leases executed during the period for approximately 1,184,000 square feet. Committed but unspent tenant related obligations based on existing leases as of June 30, 2021 were $1,730.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have plans to change the use of those lands. As of both June 30, 2021 and December 31, 2020, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.
Joint Venture Activities
As of June 30, 2021, we have an equity investment in a joint venture that consists of the following:

		ILPT Carrying Value of
	ILPT	Investment at June 30,	Number of		Square
Joint Venture	Ownership	2021	Properties	Location	Feet
12 properties	22%	$62,923	12	Nine states	9,226,729
The following table provides a summary of the mortgage debts of our joint venture:

			Principal Balance
			at June 30,
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
During the six months ended June 30, 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States, or our joint venture, with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,266 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. During the six months ended June 30, 2020, we incurred transaction costs of $626 in connection with the formation of our joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and six months ended June 30, 2020. The portion of our joint venture's net loss not attributable to us, or $264 and $416 for the three and six months ended June 30, 2020, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2020, our joint venture made aggregate cash distributions of $1,898 to the first joint venture investor, which were reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets.
In November 2020, we sold an additional 39% equity interest from our then remaining 61% equity interest to a second unrelated third party institutional investor and retained a 22% equity interest in our joint venture. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
During the three and six months ended June 30, 2021, we recorded an increase in the fair value of our investment in our joint venture of $1,876 and $4,457, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three and six months ended June 30, 2021, our joint venture made aggregate cash distributions of $660 and $1,320, respectively, to us. See Note 5 for more information regarding our joint venture.

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
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $9,383 and $11,640 for the three months ended June 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $9,138 and $11,395, respectively, and $19,255 and $23,160 for the six months ended June 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $18,765 and $22,670, respectively.
We increased rental income to record revenue on a straight line basis by $1,951 and $2,096 for the three months ended June 30, 2021 and 2020, respectively, and $3,995 and $4,063 for the six months ended June 30, 2021 and 2020, respectively. Rents receivable included $66,748 and $62,753 of straight line rents at June 30, 2021 and December 31, 2020, respectively.
During the year ended December 31, 2020, certain of our tenants requested, and we granted, relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic. In most cases, the tenants granted deferrals were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. As of June 30, 2021 and December 31, 2020, deferred payments totaling $1,383 and $2,630, respectively, are included in rents receivable in our condensed consolidated balance sheets. These deferred amounts did not impact our operating results for the three or six months ended June 30, 2021 or 2020.
Note 4. Indebtedness

As of June 30, 2021, our outstanding indebtedness consisted of the following:

					Net Book
					Value
	Principal Balance as of				of Collateral
	June 30,	December 31,	Interest		At June 30,
	2021 (1)	2020 (1)	Rate	Maturity	2021
Unsecured revolving credit facility (2)	$244,000	$221,000	1.40%	Dec 2021	$—
Mortgage notes payable (secured by 186 properties in Hawaii)	650,000	650,000	4.31%	Feb 2029	491,357
	894,000	871,000			$491,357
Unamortized debt issuance costs	(4,149)	(4,421)
	$889,851	$866,579

(1)The principal balances are the amounts stated in contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)The maturity date of our revolving credit facility is December 29, 2021 and we have the option to extend the maturity date for two, six month periods through December 29, 2022.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We are also required to pay a commitment fee on the unused portion of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of June 30, 2021, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 130 basis points and our commitment fee was 25 basis points. As of June 30, 2021 and December 31, 2020, the interest rate payable on borrowings under our revolving credit facility was 1.40% and 1.70%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 1.41% and 2.04% for the three months ended June 30, 2021 and 2020, respectively, and 1.49% and 2.80% for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021 and July 26, 2021, we had $244,000 outstanding under our revolving credit facility, and $506,000 available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at June 30, 2021.
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
Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At June 30, 2021 and December 31, 2020, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At June 30, 2021		At December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$645,851	$719,023	$645,579	$730,119
(1)Includes unamortized debt issuance costs of $4,149 and $4,421 as of June 30, 2021 and December 31, 2020, respectively.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The table below presents certain of our assets measured on a recurring basis at fair value at June 30, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$62,923	$—	$—	$62,923
(1)We own a 22% equity interest in a joint venture that owns 12 properties and is included in investment in unconsolidated joint venture in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates of between 4.8% and 7.3%, exit capitalization rates of between 4.4% and 6.8%, holding periods of approximately 10 years and market rents. The assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 2 for further information regarding our investment in this joint venture.

Note 6. Shareholders’ Equity

Common Share Awards
On June 2, 2021, in accordance with our Trustee compensation arrangements, we awarded to each of our six Trustees 3,500 of our common shares, valued at $25.62 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.
Share Repurchases
During the six months ended June 30, 2021, we purchased an aggregate of 7,733 of our common shares valued at a weighted average share price of $26.14 per share, from certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the six months ended June 30, 2021, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distribution
January 14, 2021	January 25, 2021	February 18, 2021	$0.33	$21,550
April 15, 2021	April 26, 2021	May 20, 2021	0.33	21,549
			$0.66	$43,099
On July 15, 2021, we declared a regular quarterly distribution to common shareholders of record on July 26, 2021 of $0.33 per share, or approximately $21,550 in aggregate. We expect to pay this distribution to our shareholders on or about August 19, 2021.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 7. Per Common Share Amounts

We calculate basic earnings per common share by dividing net income attributable to common shareholders by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerators:
Net income attributable to common shareholders	$18,831	$14,821	$38,168	$27,667
Income attributable to unvested participating securities	(47)	(24)	(95)	(45)
Net income attributable to common shareholder used in calculating earnings per share	$18,784	$14,797	$38,073	$27,622

Denominators:
Weighted average common shares for basic earnings per share	65,146	65,089	65,142	65,082
Effect of dilutive securities: unvested share awards	61	2	50	5
Weighted average common shares for diluted earnings per share	65,207	65,091	65,192	65,087

Net income attributable to common shareholders per common share - basic	$0.29	$0.23	$0.58	$0.42
Net income attributable to common shareholders per common share - diluted	$0.29	$0.23	$0.58	$0.42
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $2,580 and $5,124 for the three and six months ended June 30, 2021, respectively, and $3,277 and $6,584 for the three and six months ended June 30, 2020, respectively. The net business management fees we recognized for the three and six months ended June 30, 2020 include $347 and $476, respectively, of management fees paid to RMR LLC for those periods by our joint venture we then owned a majority interest in and whose operating results we reported on a consolidated basis. Beginning in November 2020, our ownership in our joint venture was reduced to a minority interest; as a result, we ceased at that time to consolidate our joint venture’s operating results and, since then, we do not include the management fees it pays to RMR LLC in the management fees we pay to RMR LLC. Our joint venture is further described in Notes 2 and 9. Based on our common share total return, as defined in our business management agreement, as of June 30, 2021 and 2020, no incentive fees are included in the net business management fees we recognized for the three or six months ended June 30, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2021, and will be payable in January 2022. We did not incur any incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,591 and $3,185 for the three and six months ended June 30, 2021, respectively, and $1,860 and $3,783 for the three and six months ended June 30, 2020, respectively. Of these amounts, for the three and six months ended June 30, 2021, $1,571 and $3,153, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $20 and $32 were capitalized as building improvements in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets. For the three and six months ended June 30, 2020, $1,813 and $3,673, respectively, were expensed to other operating expenses in our condensed

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

consolidated financial statements and $47 and $110, respectively, were capitalized as building improvements in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,125 and $2,267 for these expenses and costs for the three and six months ended June 30, 2021, respectively, and $1,217 and $2,416 for the three and six months ended June 30, 2020, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
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
Our Joint Venture. As of December 31, 2020, our joint venture owed to us $2,665 for post-closing adjustments relating to our sale of some of our equity interests in the joint venture to a second third party institutional investor in November 2020. Our joint venture paid these amounts due to us during the six months ended June 30, 2021.
TA. In May 2021, we acquired a property located in the Dallas, Texas market from TravelCenters of America Inc., or TA, for a purchase price of $2,319, including acquisition related costs of $119. RMR LLC provides management services to TA and Mr. Portnoy serves as the chair of the board of directors and as a managing director of TA. See Note 2 for further information regarding this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2020 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2021, our portfolio was comprised of 291 wholly owned properties containing approximately 35.2 million rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet located on the island of Oahu, Hawaii, and 65 properties containing approximately 18.5 million rentable square feet located in 31 other states. As of June 30, 2021, we also owned a 22% equity interest in an unconsolidated joint venture which owns 12 properties located in nine states containing approximately 9.2 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 7.7 years. As of June 30, 2021, our consolidated properties were approximately 99.0% leased (based on rentable square feet) to 259 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.2 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of June 30, 2021, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
Our business is focused on industrial and logistics properties. The industrial and logistics sector has fared better than some other industries thus far during the COVID-19 pandemic, including other real estate sectors, due, in part, to the demand for e-commerce. Although, to date, the COVID-19 pandemic has not had a significant adverse impact on our business, certain of our tenants requested relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic. As of July 26, 2021, we granted requests to certain of our tenants to defer aggregate rent payments of $3,753 with respect to leases that represent, as of June 30, 2021, approximately 1.8% of our annualized rental revenues. As of June 30, 2021, we recognized $1,383 in our accounts receivable related to the remaining deferred amounts. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. These deferred amounts did not negatively impact our operating results for the three or six months ended June 30, 2021, and will continue to be reflected in our financial results in the applicable future reporting periods, assuming these tenants continue to pay the deferred rents due to us.
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
Property Operations
Occupancy data for our properties as of June 30, 2021 and 2020 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2021	2020	2021	2020
Total properties	291	301	287	287
Total rentable square feet (2)	35,201	43,759	33,377	33,404
Percent leased (3)	99.0%	98.8%	98.9%	98.4%
(1)Consists of properties that we owned continuously since January 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2021, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average effective rental rates per square foot leased: (1)
All properties	$6.29	$6.02	$6.31	$6.01
Comparable properties (2)	$6.32	$6.16	$6.34	$6.14
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Comparable properties for the three months ended June 30, 2021 and 2020 consist of 288 buildings, leasable land parcels and easements that we owned continuously since April 1, 2020 and exclude 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest. Comparable properties for the six months ended June 30, 2021 and 2020 consist of 287 buildings, leasable land parcels and easements that are owned continuously since January 1, 2020 and exclude 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.

During the three and six months ended June 30, 2021, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended June 30, 2021
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	114	371	485
Weighted average rental rate change (by rentable square feet)	12.3%	14.7%	14.2%
Weighted average lease term by square feet (years) (2)	11.8	6.3	7.6
Total leasing costs and concession commitments (1)	$691	$600	$1,291
Total leasing costs and concession commitments per square foot (1)	$6.06	$1.62	$2.66
Total leasing costs and concession commitments per square foot per year (1)	$0.51	$0.26	$0.35

	Six Months Ended June 30, 2021
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	387	718	1,105
Weighted average rental rate change (by rentable square feet)	11.9%	16.9%	15.2%
Weighted average lease term by square feet (years) (2)	9.5	10.1	9.9
Total leasing costs and concession commitments (1)	$2,655	$1,892	$4,547
Total leasing costs and concession commitments per square foot (1)	$6.86	$2.64	$4.11
Total leasing costs and concession commitments per square foot per year (1)	$0.72	$0.26	$0.42
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
(2)The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 7.6 years for the three months ended June 30, 2021 and 9.9 years for the six months ended June 30, 2021.
During the three and six months ended June 30, 2021, we completed rent resets for approximately 79,000 square feet of land at our Hawaii Properties at rental rates that were approximately 37.4% higher than the prior rental rates.

As shown in the table below, approximately 0.2% of our total leased square feet and approximately 0.4% of our total annualized rental revenues as of June 30, 2021 are included in leases scheduled to expire by December 31, 2021.
As of June 30, 2021, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total Leased	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2021-12/31/2021	10	75	0.2%	0.2%	$797	0.4%	0.4%
2022	58	2,602	7.5%	7.7%	18,662	8.7%	9.1%
2023	32	2,581	7.4%	15.1%	16,953	7.9%	17.0%
2024	34	6,775	19.4%	34.5%	29,505	13.8%	30.8%
2025	16	2,554	7.3%	41.8%	14,123	6.6%	37.4%
2026	8	1,033	3.0%	44.8%	7,202	3.4%	40.8%
2027	11	4,578	13.1%	57.9%	24,647	11.5%	52.3%
2028	21	2,817	8.1%	66.0%	19,664	9.2%	61.5%
2029	8	1,697	4.9%	70.9%	5,393	2.5%	64.0%
2030	9	1,232	3.5%	74.4%	9,516	4.5%	68.5%
Thereafter	87	8,889	25.6%	100.0%	67,258	31.5%	100.0%
Total	294	34,833	100.0%		$213,720	100.0%

Weighted average remaining lease term (in years):		8.1			9.2
(1)Leased square feet is pursuant to existing leases as of June 30, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of June 30, 2021, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Leased	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Leased Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc. / Amazon.com Services LLC	AZ, SC, TN, VA	4	3,869	11.1%	9.9%
2	Federal Express Corporation / FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.7%	4.5%
3	Restoration Hardware, Inc.	MD	1	1,195	3.4%	2.9%
4	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	2.1%	2.5%
5	Servco Pacific Inc.	HI	6	590	1.7%	2.4%
6	UPS Supply Chain Solutions Inc.	NH	1	614	1.8%	2.3%
7	Par Hawaii Refining, LLC	HI	3	3,148	9.0%	2.3%
8	EF Transit, Inc.	IN	1	535	1.5%	1.9%
9	BJ's Wholesale Club, Inc.	NJ	1	634	1.8%	1.7%
10	Shurtech Brands, LLC	OH	1	645	1.9%	1.6%
11	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	1.0%	1.6%
12	Safeway Inc.	HI	2	146	0.4%	1.6%
13	ELC Distribution Center LLC	KS	1	645	1.9%	1.5%
14	Manheim Remarketing, Inc.	HI	1	338	1.0%	1.5%
15	Exel Inc.	SC	1	945	2.7%	1.4%
16	Avnet, Inc.	OH	1	581	1.7%	1.4%
17	Warehouse Rentals Inc.	HI	5	278	0.8%	1.2%
18	YNAP Corporation	NJ	1	167	0.5%	1.1%
19	ODW Logistics, Inc.	OH	3	760	2.2%	1.1%
20	Honolulu Warehouse Co., Ltd.	HI	1	298	0.9%	1.1%
21	Refresco Beverages US Inc.	MO, SC	2	421	1.2%	1.1%
22	Hellmann Worldwide Logistics Inc.	FL	1	240	0.7%	1.1%
23	General Mills Operations, LLC	MI	1	158	0.5%	1.0%
24	AES Hawaii, Inc.	HI	2	1,242	3.6%	1.0%
	Total		66	19,474	56.1%	49.7%
(1)Leased square feet is pursuant to existing leases as of June 30, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of June 30, 2021, our Mainland Properties represented approximately 49.4% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of June 30, 2021, our Hawaii Properties represented approximately 50.6% of our annualized rental revenues. As of June 30, 2021, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
The following chart shows the annualized rental revenues as of June 30, 2021 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
June 30, 2021
Scheduled to Reset
7/1/2021-12/31/2021	$701
2022	3,237
2023	2,535
2024	2,103
2025	3,115
2026 and thereafter	16,990
Total	$28,681
As of June 30, 2021, $3,447, or 1.6%, of our annualized rental revenues are included in leases scheduled to expire through June 30, 2022 and 1.0% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew, or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
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
Investing and Financing Activities (dollars in thousands)
During the six months ended June 30, 2021, we acquired one parcel of developable land located in the Dallas, Texas market and one property located near the Rickenbacker intermodal terminal and airport in Columbus, Ohio containing 357,504 rentable square feet for an aggregate purchase price of $33,700, excluding acquisition related costs of $381.
During the six months ended June 30, 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,266 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. As of June 30, 2020, we incurred transaction costs of $626 in connection with the formation of our joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and six months ended June 30, 2020. The portion of our joint venture's net loss not attributable to us, or $264 and $416 for the three and six months ended June 30, 2020, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2020, our joint venture made aggregate cash distributions of $4,867, including $1,898 to the first joint venture investor.
In November 2020, we sold an additional 39% equity interest from our then remaining 61% equity interest to a second unrelated third party institutional investor and retained a 22% equity interest in our joint venture. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
During the three and six months ended June 30, 2021, we recorded an increase in the fair value of our investment in our joint venture of $1,876 and $4,457, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three and six months ended June 30, 2021, our joint venture made aggregate cash distributions of $660 and $1,320, respectively, to us.
For further information regarding our investing and financing activities, see Notes 2 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2021	2020	Change	Change	2021	2020	Change	2021	2020	Change	Change

Rental income	$53,324	$51,816	$1,508	2.9%	$856	$13,294	$(12,438)	$54,180	$65,110	$(10,930)	(16.8%)

Operating expenses:
Real estate taxes	7,464	7,128	336	4.7%	25	1,804	(1,779)	7,489	8,932	(1,443)	(16.2%)
Other operating expenses	4,263	3,906	357	9.1%	78	1,135	(1,057)	4,341	5,041	(700)	(13.9%)
Total operating expenses	11,727	11,034	693	6.3%	103	2,939	(2,836)	11,830	13,973	(2,143)	(15.3%)

Net operating income (3)	$41,597	$40,782	$815	2.0%	$753	$10,355	$(9,602)	42,350	51,137	(8,787)	(17.2%)

Other expenses:
Depreciation and amortization								11,830	18,525	(6,695)	(36.1%)
Acquisition and certain other transaction related costs								646	—	646	N/M
General and administrative								4,234	4,846	(612)	(12.6%)
Total other expenses								16,710	23,371	(6,661)	(28.5%)
Interest income								—	2	(2)	(100.0%)
Interest expense								(8,643)	(13,205)	4,562	(34.5%)
Gain on early extinguishment of debt								—	120	(120)	(100.0%)
Income before income tax expense and equity in earnings of investees								16,997	14,683	2,314	15.8%
Income tax expense								(42)	(126)	84	(66.7%)
Equity in earnings of investees								1,876	—	1,876	N/M
Net income								18,831	14,557	4,274	29.4%
Net loss attributable to noncontrolling interest								—	264	(264)	(100.0%)
Net income attributable to common shareholders								$18,831	$14,821	$4,010	27.1%

Weighted average common shares outstanding - basic								$65,146	$65,089	$57	0.1%
Weighted average common shares outstanding - diluted								$65,207	$65,091	$116	0.2%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$0.29	$0.23	$0.06	26.1%

N/M - Not Meaningful

(1)Consists of 288 properties that we owned continuously since April 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.

(2)Consists of three properties that we acquired during the period from April 1, 2020 to June 30, 2021, one property we sold in 2020 and 12 properties we contributed during the six months ended June 30, 2020 to our joint venture in which we currently own a 22% equity interest. We consolidated our properties owned by the joint venture until November 2020.

(3)See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Rental income. The decrease in rental income is primarily a result of our acquisition and disposition activities, which includes the contribution of 12 properties to our joint venture that was deconsolidated in November 2020, partially offset by increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $1,951 for the 2021 period and approximately $2,096 for the 2020 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $171 for the 2021 period and approximately $204 for the 2020 period.

Real estate taxes. The decrease in real estate taxes primarily reflects our acquisition and disposition activities, partially offset by higher tax assessments at certain of our comparable properties.
Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The decrease in other operating expenses is primarily due to our acquisition and disposition activities and higher insurance costs during the 2020 period, partially offset by an increase in repairs and maintenance costs at certain of our comparable properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects our acquisition and disposition activities and an increase in depreciation of improvements made to certain of our properties after April 1, 2020, partially offset by certain leasing related assets becoming fully amortized in the 2021 period.

Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs consist of costs related to potential acquisitions that were not completed or other transactions.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR LLC, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The decrease in general and administrative expenses is primarily due to a decrease in business management fees as a result of our net disposition of properties in the 2020 period.
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

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2021	2020	Change	Change	2021	2020	Change	2021	2020	Change	Change

Rental income	$104,298	$100,974	$3,324	3.3%	$4,099	$28,414	$(24,315)	$108,397	$129,388	$(20,991)	(16.2%)

Operating expenses:
Real estate taxes	14,310	13,904	406	2.9%	426	3,839	(3,413)	14,736	17,743	(3,007)	(16.9%)
Other operating expenses	8,971	7,626	1,345	17.6%	346	2,596	(2,250)	9,317	10,222	(905)	(8.9%)
Total operating expenses	23,281	21,530	1,751	8.1%	772	6,435	(5,663)	24,053	27,965	(3,912)	(14.0%)

Net operating income (3)	$81,017	$79,444	$1,573	2.0%	$3,327	$21,979	$(18,652)	84,344	101,423	(17,079)	(16.8%)

Other expenses:
Depreciation and amortization								24,508	36,815	(12,307)	(33.4%)
Acquisition and certain other transaction related costs								646	—	646	N/M
General and administrative								7,990	9,677	(1,687)	(17.4%)
Total other expenses								33,144	46,492	(13,348)	(28.7%)
Interest income								—	113	(113)	(100.0%)
Interest expense								(17,384)	(27,724)	10,340	(37.3%)
Gain on early extinguishment of debt								—	120	(120)	(100.0%)
Income before income tax expense and equity in earnings of investees								33,816	27,440	6,376	23.2%
Income tax expense								(105)	(189)	84	(44.4%)
Equity in earnings of investees								4,457	—	4,457	N/M
Net income								38,168	27,251	10,917	40.1%
Net loss attributable to noncontrolling interest								—	416	(416)	(100.0%)
Net income attributable to common shareholders								$38,168	$27,667	$10,501	38.0%

Weighted average common shares outstanding - basic								65,142	65,082	60	0.1%
Weighted average common shares outstanding - diluted								65,192	65,087	105	0.2%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$0.58	$0.42	$0.16	38.1%
N/M - Not Meaningful
(1)Consists of 287 buildings, leasable land parcels and easements that we owned continuously since January 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Consists of four properties that we acquired during the period from January 1, 2020 to June 30, 2021, one property we sold in 2020 and 12 properties we contributed in the first quarter of 2020 to a joint venture in which we currently own a 22% equity interest. We consolidated our properties owned by the joint venture until November 2020.

(3)See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Rental income. The decrease in rental income is primarily a result of our acquisition and disposition activities, which includes the contribution of 12 properties to our joint venture that was deconsolidated in November 2020, partially offset by increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $3,995 for the 2021 period and approximately $4,063 for the 2020 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $351 for the 2021 period and approximately $404 for the 2020 period.

Real estate taxes. The decrease in real estate taxes primarily reflects our acquisition and disposition activities, partially offset by higher tax assessments at certain of our comparable properties.

Other operating expenses. The decrease in other operating expenses is primarily due to our acquisition and disposition activities, partially offset by an increase in snow removal, repairs and maintenance and insurance costs during the 2021 period at certain of our comparable properties.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects our acquisition and disposition activities and an increase in depreciation of improvements made to certain of our properties after January 1, 2020, partially offset by certain leasing related assets becoming fully amortized in the 2021 period.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs consist of costs related to potential acquisitions that were not completed or other transactions.
General and administrative. The decrease in general and administrative expenses is primarily due to a decrease in business management fees as a result of our net disposition of properties in the 2020 period.
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

Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or SEC, including net operating income, or NOI, funds from operations, or FFO, attributable to common shareholders and normalized funds from operations, or Normalized FFO, attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and net income attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net income to NOI for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Net Income to NOI:
Net income	$18,831	$14,557	$38,168	$27,251
Equity in earnings of investees	(1,876)	—	(4,457)	—
Income tax expense	42	126	105	189
Income before income tax expense and equity in earnings of investees	16,997	14,683	33,816	27,440
Gain on early extinguishment of debt	—	(120)	—	(120)
Interest expense	8,643	13,205	17,384	27,724
Interest income	—	(2)	—	(113)
General and administrative	4,234	4,846	7,990	9,677
Acquisition and transaction related costs	646	—	646	—
Depreciation and amortization	11,830	18,525	24,508	36,815
NOI	$42,350	$51,137	$84,344	$101,423

NOI:
Hawaii Properties	$20,693	$19,783	$40,684	$39,301
Mainland Properties	21,657	31,354	43,660	62,122
NOI	$42,350	$51,137	$84,344	$101,423

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
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Net Income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders:
Net income attributable to common shareholders	$18,831	$14,821	$38,168	$27,667
Depreciation and amortization	11,830	18,525	24,508	36,815
Equity in earnings of unconsolidated joint venture	(1,876)	—	(4,457)	—
Share of FFO from unconsolidated joint venture	1,170	—	2,406	—
FFO adjustments attributable to noncontrolling interest	—	(2,657)	—	(3,634)
FFO attributable to common shareholders	$29,955	$30,689	$60,625	$60,848
Acquisition and certain other transaction related costs	646	—	646	—
Gain on early extinguishment of debt	—	(120)	—	(120)
Normalized FFO attributable to common shareholders	$30,601	$30,569	$61,271	$60,728

Per common share data (basic and diluted)
FFO attributable to common shareholders	$0.46	$0.47	$0.93	$0.93
Normalized FFO attributable to common shareholders	$0.47	$0.47	$0.94	$0.93

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties and borrowings under our revolving credit facility. With $506,000 of availability under our revolving credit facility as of July 26, 2021, 71.7% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 1.6% of our annualized rental revenues as of June 30, 2021 from expiring leases over the next 12 months, we believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties;
•control our operating cost increases;
•purchase additional properties that produce cash flows in excess of our costs of acquisition capital and property operating expenses; and
•develop properties to produce cash flows in excess of our cost of capital.

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$22,834	$34,550
Net cash provided by (used in):
Operating activities	62,607	62,899
Investing activities	(34,628)	(74,430)
Financing activities	(20,301)	23,940
Cash and cash equivalents and restricted cash at end of period	$30,512	$46,959
The decrease in net cash provided by operating activities for the six months ended June 30, 2021 compared to the 2020 period is primarily due to changes in our working capital. The decrease in net cash used in investing activities for the six months ended June 30, 2021 compared to the 2020 period is primarily due to our acquisition of two properties for an aggregate purchase price of $34,081 during the 2021 period as compared to one property for a purchase price of $71,628 during the 2020 period. The change in net cash used in financing activities for the six months ended June 30, 2021 from net cash provided by financing activities for the 2020 period is primarily due to the proceeds we received from our sale of equity interests in our joint venture and net debt repayments in the 2020 period, partially offset by higher net borrowings under our revolving credit facility during the 2021 period to fund acquisitions.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention and upon our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, but we may undertake construction or redevelopment activities on our properties. During the three months ended June 30, 2021, we acquired a developable land parcel for $2,319, including acquisition costs of $119. We expect to spend approximately $12,700 to construct a building for lease on this land.

As of June 30, 2021, we had cash and cash equivalents of $30,512. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At June 30, 2021, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.40%. As of June 30, 2021 and July 26, 2021, we had $244,000 outstanding under our revolving credit facility, and $506,000 available to borrow under our revolving credit facility.
Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.
As of June 30, 2021, our debt maturities (other than our revolving credit facility), consisted of mortgage notes with an aggregate principal amount of $650,000, which is scheduled to mature in 2029.
During the six months ended June 30, 2020, we entered into agreements related to a joint venture for 12 of our properties in the mainland United States with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,266 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. As of June 30, 2020, we incurred transaction costs of $626 in connection with the formation of our joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and six months ended June 30, 2020. The portion of our joint venture's net loss not attributable to us, or $264 and $416 for the three and six months ended June 30, 2020, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2020, our joint venture made aggregate cash distribution of $4,867, including $1,898 to the first joint venture investor.
In November 2020, we sold an additional 39% equity interest from our then remaining 61% equity interest to a second unrelated third party institutional investor and retained a 22% equity interest in our joint venture. Effective as of the date of the sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
During the three months and six months ended June 30, 2021, we recorded an increase in the fair value of our investment in our joint venture of $1,876 and $4,457, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three and six months ended June 30, 2021, our joint venture made aggregate cash distributions of $660 and $1,320, respectively, to us.
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
The completion and the costs of any future financings will depend primarily upon our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then current credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investing and financing activities. However, as noted elsewhere in this Quarterly Report on Form 10-Q, it is uncertain what the duration and severity of the current economic impact resulting from the COVID-19 pandemic will be. A protracted and extensive downturn may have various negative consequences, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.
During the six months ended June 30, 2021, we paid quarterly cash distributions to our shareholders totaling $43,099 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distribution we paid in 2021, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 15, 2021, we declared a regular quarterly distribution to common shareholders of record on July 26, 2021 of $0.33 per common share, or approximately $21,550 in aggregate. We expect to pay this distribution to our shareholders on or about August 19, 2021 using existing cash balances and borrowings under our revolving credit facility.
During the three and six months ended June 30, 2021 and 2020, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Tenant improvements and leasing costs (1)	$441	$344	$1,264	$637
Building improvements (2)	560	741	792	1,978
Development, redevelopment and other activities (3)	104	—	104	1
	$1,105	$1,085	$2,160	$2,616
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

As of June 30, 2021, we had estimated unspent leasing related obligations of $1,730.
Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2021 were borrowings outstanding under our revolving credit facility and a $650,000 non-recourse, mortgage loan that is secured by 186 of our properties. The mortgage loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.

Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2021, we believe we were in compliance with all the covenants and other terms under our credit agreement.
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
The loan agreement and related documents governing our mortgage loan contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2021, we believe we were in compliance with all the covenants and other terms under this mortgage loan agreement.
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
At June 30, 2021, our outstanding fixed rate debt consisted of the following mortgage notes:

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at June 30, 2021 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $45,729.
Floating Rate Debt

At June 30, 2021, our floating rate debt consisted of $244,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2021:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2021	1.40%	$244,000	$3,416	$(0.05)
One percentage point increase	2.40%	$244,000	$5,856	$(0.09)
(1)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2021.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2021	1.40%	$750,000	$10,500	$(0.16)
One percentage point increase	2.40%	$750,000	$18,000	$(0.28)
(1)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2021.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our acquisitions or sales of properties,
•Our ability to compete for acquisitions and tenancies effectively,
•The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to expand our existing or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint venture or any real estate joint ventures we may enter into,
•Whether we may contribute additional properties to our joint venture and receive proceeds from the other investors in our joint venture in connection with those contributions,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•The duration and severity of the COVID-19 pandemic and its impact on us and our tenants,
•Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the COVID-19 pandemic and current economic conditions,
•Our ability to maintain sufficient liquidity for the duration of the COVID-19 pandemic and any resulting economic impact,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expectation that we benefit from our relationships with RMR LLC,
•Our qualification for taxation as a REIT,

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
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, and any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•Rents that we can charge at our properties may decline upon rent resets, lease renewals or lease expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant at these properties,
•Certain of our Hawaii Properties are lands leased for rents that periodically reset based on then current fair market values. Rental income from our properties in Hawaii have generally increased during our and our predecessors’ ownership as the leases for those properties have been reset, extended or renewed. Although we expect that rents for our Hawaii Properties could increase in the future, subject to the impact of the COVID-19 pandemic, we cannot be sure they will increase. Future rents from these properties could decrease or not increase to the extent they have in the past or by the amount we expect, particularly in the current economic conditions,
•Any possible development or redevelopment of our properties may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,
•Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investing and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. However, if challenging market conditions last for a long period or worsen, our tenants may experience liquidity constraints and as a result may be unable to pay rent to us and our ability to operate our business effectively may be challenged. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy those covenants and conditions,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.5 billion in certain circumstances. However, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions. However, the applicable conditions may not be met,

•The premiums used to determine the interest rate payable on our revolving credit facility and the unused fee payable on our revolving credit facility are based on our leverage. Changes in our leverage may cause the interest and fees we pay to increase,
•We may not reduce our level of indebtedness or maintain any reduction we may effect and increased leverage may restrict our ability to acquire properties and pursue business opportunities,
•We may spend more for capital expenditures than we currently expect or than we have in the past,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our Board of Trustees considers, among other factors, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,
•We face limited lease expirations in 2021 and we have granted requests to certain of our tenants to defer rent payments in exchange for increased payments over, in most cases, a 12-month period which began in September 2020. However, current market and economic conditions may deteriorate and such deterioration may result in an increase in tenant defaults and terminations, and these concessions and assistance given to our tenants may not allow them to continue to be successful during this challenging time,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and
•We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
June 2021	7,733	$26.14	—	$—
Total	7,733	$26.14	—	$—

(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR LLC in connection with the vesting of our common share awards. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2021.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: July 28, 2021

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 28, 2021