Form 10-Q
period 2021-09-30
Industrial Logistics Properties Trust
filed 2021-10-27
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 25, 2021: 65,404,592

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

September 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information
Item 1.  Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$718,565	$709,099
Buildings and improvements	1,217,458	1,099,971
Total real estate properties, gross	1,936,023	1,809,070
Accumulated depreciation	(164,843)	(141,406)
Total real estate properties, net	1,771,180	1,667,664
Investment in unconsolidated joint venture	63,260	60,590
Acquired real estate leases, net	79,475	83,644
Cash and cash equivalents	44,093	22,834
Rents receivable, including straight line rents of $68,426 and $62,753, respectively	74,224	69,511
Deferred leasing costs, net	7,037	4,595
Debt issuance costs, net	464	1,477
Due from related persons	—	2,665
Other assets, net	8,362	2,765
Total assets	$2,048,095	$1,915,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$354,000	$221,000
Mortgage notes payable, net	645,987	645,579
Assumed real estate lease obligations, net	13,037	14,630
Accounts payable and other liabilities	16,942	14,716
Rents collected in advance	11,823	7,811
Security deposits	6,933	6,540
Due to related persons	3,344	2,279
Total liabilities	1,052,066	912,555

Commitments and contingencies

Shareholders' Equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,404,879 and 65,301,088 shares issued and outstanding, respectively	654	653
Additional paid in capital	1,011,835	1,010,819
Cumulative net income	280,701	224,226
Cumulative common distributions	(297,161)	(232,508)
Total shareholders' equity	996,029	1,003,190
Total liabilities and shareholders' equity	$2,048,095	$1,915,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Rental income	$54,981	$65,106	$163,378	$194,494

Expenses:
Real estate taxes	7,617	9,036	22,353	26,779
Other operating expenses	4,417	5,511	13,734	15,733
Depreciation and amortization	12,694	18,488	37,202	55,303
Acquisition and certain other transaction related costs	—	178	646	178
General and administrative	4,728	5,180	12,718	14,857
Total expenses	29,456	38,393	86,653	112,850

Gain on sale of real estate	940	—	940	—
Interest income	—	—	—	113
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $505, $664, $1,516 and $1,893, respectively)	(9,084)	(12,886)	(26,468)	(40,610)
Gain on early extinguishment of debt	—	—	—	120
Income before income tax expense and equity in earnings of investees	17,381	13,827	51,197	41,267
Income tax expense	(72)	(13)	(177)	(202)
Equity in earnings of investees	998	—	5,455	—
Net income	18,307	13,814	56,475	41,065
Net loss attributable to noncontrolling interest	—	275	—	691
Net income attributable to common shareholders	$18,307	$14,089	$56,475	$41,756

Weighted average common shares outstanding - basic	65,178	65,112	65,154	65,092
Weighted average common shares outstanding - diluted	65,230	65,129	65,205	65,101

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.28	$0.22	$0.86	$0.64

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of		Additional		Cumulative
	Common	Common	Paid In	Cumulative	Common	Total
	Shares	Shares	Capital	Net Income	Distributions	Equity
Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	$(232,508)	$1,003,190
Net income	—	—	—	19,337	—	19,337
Share grants	—	—	239	—	—	239
Distributions to common shareholders	—	—	—	—	(21,550)	(21,550)
Balance at March 31, 2021	65,301,088	653	1,011,058	243,563	(254,058)	1,001,216
Net income	—	—	—	18,831	—	18,831
Share grants	21,000	—	780	—	—	780
Share repurchases	(7,733)	—	(202)	—	—	(202)
Distributions to common shareholders	—	—	—	—	(21,549)	(21,549)
Balance at June 30, 2021	65,314,355	653	1,011,636	262,394	(275,607)	999,076
Net income	—	—	—	18,307	—	18,307
Share grants	118,800	1	916	—	—	917
Share repurchases	(27,576)	—	(713)	—	—	(713)
Share forfeitures	(700)	—	(4)	—	—	(4)
Distributions to common shareholders	—	—	—	—	(21,554)	(21,554)
Balance at September 30, 2021	65,404,879	$654	$1,011,835	$280,701	$(297,161)	$996,029

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,475	$41,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,500	34,307
Net amortization of debt issuance costs, premiums and discounts	1,516	1,893
Amortization of acquired real estate leases and assumed real estate lease obligations	12,567	19,458
Amortization of deferred leasing costs	620	952
Straight line rental income	(5,673)	(6,183)
Gain on sale of real estate	(940)	—
Gain on early extinguishment of debt	—	(120)
Other non-cash expenses	1,932	1,652
Unconsolidated joint venture distributions	1,980	—
Equity in earnings of investees	(5,455)	—
Change in assets and liabilities:
Rents receivable	960	(1,984)
Deferred leasing costs	(2,758)	(514)
Due from related persons	2,665	1,504
Other assets	(5,596)	(2,413)
Accounts payable and other liabilities	1,657	3,865
Rents collected in advance	4,012	(1,210)
Security deposits	393	71
Due to related persons	1,065	589
Net cash provided by operating activities	88,920	92,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(134,730)	(71,628)
Real estate improvements	(2,373)	(4,495)
Proceeds from sale of real estate	1,206	—
Proceeds from sale of joint venture	804	—
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Net cash used in investing activities	(135,093)	(75,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	246,000	180,000
Repayments of revolving credit facility	(113,000)	(170,000)
Repayment of mortgage note payable	—	(48,750)
Distributions to common shareholders	(64,653)	(64,540)
Proceeds from noncontrolling interest, net	—	107,942
Distributions to noncontrolling interest	—	(4,005)
Repurchase of common shares	(915)	(382)
Net cash provided by financing activities	67,432	265

Increase in cash, cash equivalents and restricted cash	21,259	17,361
Cash, cash equivalents and restricted cash at beginning of period	22,834	34,550
Cash, cash equivalents and restricted cash at end of period	$44,093	$51,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Interest paid	$24,708	$39,125
Income taxes paid	$386	$199

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$799	$741

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$44,093	$39,105
Restricted cash	—	12,806
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$44,093	$51,911

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
Note 2. Real Estate Investments

As of September 30, 2021, our portfolio was comprised of 294 wholly owned properties containing approximately 36,488,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 68 properties containing approximately 19,759,000 rentable square feet of industrial properties located in 32 other states, or our Mainland Properties. As of September 30, 2021, we also owned a 22% equity interest in an unconsolidated joint venture which owns 12 properties located in nine states totaling approximately 9,227,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended September 30, 2021 and 2020, approximately 50.5% and 40.7%, respectively, of our rental income was from our Hawaii Properties. For the nine months ended September 30, 2021 and 2020, approximately 50.7% and 41.0%, respectively, of our rental income was from our Hawaii Properties. In addition, subsidiaries of Amazon.com, Inc., which are tenants at certain of our Mainland Properties, accounted for $5,231, or 9.5%, and $10,288, or 15.8%, of our rental income for the three months ended September 30, 2021 and 2020, respectively, and $16,117, or 9.9%, and $30,349, or 15.6%, of our rental income for the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, we acquired four industrial properties and one parcel of developable land containing 1,644,508 rentable square feet for an aggregate purchase price of $134,730, including acquisition related costs of $1,030. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets as follows:

		Number	Rentable			Buildings	Acquired	Acquired
		of	Square	Purchase		and	Real Estate	Real Estate
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases	Lease Obligations
May 2021	Dallas, TX	1	—	$2,319	$2,319	$—	$—	$—
June 2021	Columbus, OH	1	357,504	31,762	1,491	27,407	2,864	—
August 2021	Memphis, TN	3	1,287,004	100,649	5,922	87,600	7,192	(65)
		5	1,644,508	$134,730	$9,732	$115,007	$10,056	$(65)
As a result of eminent domain taking in September 2021, we sold a portion of a land parcel located in Rock Hill, South Carolina for $1,400, excluding closing costs, resulting in a net gain on sale of real estate of $940.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In October 2021, we entered into an agreement to acquire a recently built property located in the Detroit, Michigan market area containing approximately 1,009,000 rentable square feet and net leased to a single e-commerce tenant for a purchase price of $120,000, excluding acquisition related costs. This acquisition is expected to close during the fourth quarter of 2021. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition, that this will not be delayed or that the terms will not change.
During the nine months ended September 30, 2021, we committed $7,074 for expenditures related to leasing related costs for leases executed during the period for approximately 2,002,000 square feet. Committed but unspent tenant related obligations based on existing leases as of September 30, 2021 were $2,315. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have plans to change the use of those lands. As of both September 30, 2021 and December 31, 2020, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income.
Joint Venture Activities
As of September 30, 2021, we have an equity investment in a joint venture that consists of the following:

		ILPT Carrying Value
	ILPT	of Investment at	Number of		Square
Joint Venture	Ownership	September 30, 2021	Properties	Location	Feet
12 properties	22%	$63,260	12	Nine states	9,226,729
The following table provides a summary of the mortgage debts of our joint venture:

			Principal Balance
			at September 30,
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
During the nine months ended September 30, 2020, we entered into agreements related to this joint venture for 12 of our properties in the mainland United States, or our joint venture, with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,676 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and nine months ended September 30, 2020. The portion of our joint venture's net loss not attributable to us, or $275 and $691 for the three and nine months ended September 30, 2020, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2020, our joint venture made aggregate cash distributions of $2,107 and $4,005, respectively, to the first joint venture investor, which were reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets.

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
During the three and nine months ended September 30, 2021, we recorded an increase in the fair value of our investment in our joint venture of $998 and $5,455, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three and nine months ended September 30, 2021, our joint venture made aggregate cash distributions of $660 and $1,980, respectively, to us. See Note 5 for more information regarding our joint venture.
Note 3. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $9,478 and $11,943 for the three months ended September 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $9,233 and $11,698, respectively, and $28,733 and $35,103 for the nine months ended September 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $27,998 and $34,368, respectively.
We increased rental income to record revenue on a straight line basis by $1,678 and $2,120 for the three months ended September 30, 2021 and 2020, respectively, and $5,673 and $6,183 for the nine months ended September 30, 2021 and 2020, respectively. Rents receivable included $68,426 and $62,753 of straight line rents at September 30, 2021 and December 31, 2020, respectively.
During the year ended December 31, 2020, certain of our tenants requested, and we granted, relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic. In most cases, the tenants granted deferrals were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. As of September 30, 2021 and December 31, 2020, deferred payments totaling $1,168 and $2,630, respectively, are included in rents receivable in our condensed consolidated balance sheets. These deferred amounts did not impact our operating results for the three or nine months ended September 30, 2021 or 2020.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 4. Indebtedness

As of September 30, 2021, our outstanding indebtedness consisted of the following:

					Net Book
					Value
	Principal Balance as of				of Collateral
	September 30,	December 31,	Interest		At September 30,
	2021 (1)	2020 (1)	Rate	Maturity	2021
Unsecured revolving credit facility (2)	$354,000	$221,000	1.39%	Dec 2021	$—
Mortgage notes payable (secured by 186 properties in Hawaii)	650,000	650,000	4.31%	Feb 2029	491,119
	1,004,000	871,000			$491,119
Unamortized debt issuance costs	(4,013)	(4,421)
	$999,987	$866,579

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
We have a $750,000 unsecured revolving credit facility, or our revolving credit facility, that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility is December 29, 2021. We have the option to extend the maturity date of our revolving credit facility for two, six month periods, subject to payment of extension fees and satisfaction of other conditions. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We are also required to pay a commitment fee on the unused portion of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of September 30, 2021, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 130 basis points and our commitment fee was 25 basis points. As of September 30, 2021 and December 31, 2020, the interest rate payable on borrowings under our revolving credit facility was 1.39% and 1.70%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 1.42% and 1.57% for the three months ended September 30, 2021 and 2020, respectively, and 1.46% and 2.51% for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and October 25, 2021, we had $354,000 and $327,000, respectively, outstanding under our revolving credit facility, and $396,000 and $423,000, respectively, available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants, including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at September 30, 2021.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, rents collected in advance, security deposits and amounts due from or to related persons. At September 30, 2021 and December 31, 2020, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At September 30, 2021		At December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$645,987	$713,330	$645,579	$730,119
(1)Includes unamortized debt issuance costs of $4,013 and $4,421 as of September 30, 2021 and December 31, 2020, respectively.

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
The table below presents certain of our assets measured on a recurring basis at fair value at September 30, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$63,260	$—	$—	$63,260
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
On September 15, 2021, we awarded under our equity compensation plan an aggregate of 118,800 of our common shares, valued at $25.98 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC.
Common Share Repurchases
During the three and nine months ended September 30, 2021, we purchased an aggregate of 27,576 and 35,309 of our common shares valued at a weighted average share price of $25.84 and $25.98 per share, respectively, from our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2021, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distribution
January 14, 2021	January 25, 2021	February 18, 2021	$0.33	$21,550
April 15, 2021	April 26, 2021	May 20, 2021	0.33	21,549
July 15, 2021	July 26, 2021	August 19, 2021	0.33	21,554
			$0.99	$64,653
On October 14, 2021, we declared a regular quarterly distribution to common shareholders of record on October 25, 2021 of $0.33 per share, or approximately $21,600 in aggregate. We expect to pay this distribution to our shareholders on or about November 18, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerators:
Net income attributable to common shareholders	$18,307	$14,089	$56,475	$41,756
Income attributable to unvested participating securities	(43)	(24)	(140)	(70)
Net income attributable to common shareholders used in calculating earnings per share	$18,264	$14,065	$56,335	$41,686

Denominators:
Weighted average common shares for basic earnings per share	65,178	65,112	65,154	65,092
Effect of dilutive securities: unvested share awards	52	17	51	9
Weighted average common shares for diluted earnings per share	65,230	65,129	65,205	65,101

Net income attributable to common shareholders per common share - basic	$0.28	$0.22	$0.86	$0.64
Net income attributable to common shareholders per common share - diluted	$0.28	$0.22	$0.86	$0.64
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $2,708 and $7,832 for the three and nine months ended September 30, 2021, respectively, and $3,410 and $9,994 for the three and nine months ended September 30, 2020, respectively. The net business management fees we recognized for the three and nine months ended September 30, 2020 include $347 and $823, respectively, of management fees paid to RMR LLC for those periods by our joint venture we then owned a majority interest in and whose operating results we reported on a consolidated basis. Beginning in November 2020, our ownership in our joint venture was reduced to a minority interest; as a result, we ceased at that time to consolidate our joint venture’s operating results and, since then, we do not include the management fees it pays to RMR LLC in the management fees we pay to RMR LLC. Our joint venture is further described in Notes 2 and 9. Based on our common share total return, as defined in our business management agreement, as of September 30, 2021 and 2020, no incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2021, and will be payable in January 2022. We did not incur any incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
We and RMR LLC amended our business management agreement effective August 1, 2021 to replace the benchmark index used in the calculation of incentive management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Industrial REIT Index will replace the discontinued SNL U.S. REIT Industrial Index and be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Industrial Index will continue to be used. Accordingly, the calculation

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

of incentive management fees for the next three measurement periods will continue to use the SNL U.S. REIT Industrial Index in calculating the benchmark returns for periods through July 31, 2021. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Industrial Index.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,675 and $4,860 for the three and nine months ended September 30, 2021, respectively, and $1,914 and $5,697 for the three and nine months ended September 30, 2020, respectively. Of these amounts, for the three and nine months ended September 30, 2021, $1,598 and $4,751, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $77 and $109, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, $1,866 and $5,539, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $48 and $158, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $1,184 and $3,451 for these expenses and costs for the three and nine months ended September 30, 2021, respectively, and $1,328 and $3,744 for the three and nine months ended September 30, 2020, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
See Note 9 for further information regarding our relationships, agreements and transactions with RMR LLC.
Note 9. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors and as a managing trustee or managing director of those companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
See Note 6 for information relating to the awards of our common shares we made in September 2021 to our officers and certain other employees of RMR LLC and common shares we purchased from our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 8 for further information regarding our management agreements with RMR LLC.
Our Joint Venture. As of December 31, 2020, our joint venture owed to us $2,665 for post-closing adjustments relating to our sale of some of our equity interests in the joint venture to a second third party institutional investor in November 2020. Our joint venture paid these amounts due to us during the nine months ended September 30, 2021.

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
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2021, our portfolio was comprised of 294 wholly owned properties containing approximately 36.5 million rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet located on the island of Oahu, Hawaii, and 68 properties containing approximately 19.8 million rentable square feet located in 32 other states. As of September 30, 2021, we also owned a 22% equity interest in an unconsolidated joint venture which owns 12 properties located in nine states containing approximately 9.2 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 7.7 years. As of September 30, 2021, our consolidated properties were approximately 99.0% leased (based on rentable square feet) to 261 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.0 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of September 30, 2021, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
Our business is focused on industrial and logistics properties. The industrial and logistics sector has fared better than some other industries thus far during the COVID-19 pandemic, including other real estate sectors, due, in part, to the demand for e-commerce. Although, to date, the COVID-19 pandemic has not had a significant adverse impact on our business, certain of our tenants requested relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic. As of October 25, 2021, we granted requests to certain of our tenants to defer aggregate rent payments of $3,753 with respect to leases that represent, as of September 30, 2021, approximately 1.7% of our annualized rental revenues. As of September 30, 2021, we recognized $1,168 in our accounts receivable related to the remaining deferred amounts. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. These deferred amounts did not negatively impact our operating results for the three or nine months ended September 30, 2021, and will continue to be reflected in our financial results in the applicable future reporting periods, assuming these tenants continue to pay the deferred rents due to us.
There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic. As a result, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1, “Business—Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report.
Property Operations
Occupancy data for our properties as of September 30, 2021 and 2020 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2021	2020	2021	2020
Total properties	294	301	287	287
Total rentable square feet (2)	36,488	43,759	33,377	33,404
Percent leased (3)	99.0%	98.8%	98.9%	98.4%
(1)Consists of properties that we owned continuously since January 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2021, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average effective rental rates per square foot leased: (1)
All properties	$6.22	$6.03	$6.28	$6.01
Comparable properties (2)	$6.28	$6.15	$6.32	$6.15
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Comparable properties for the three months ended September 30, 2021 and 2020 consist of 288 buildings, leasable land parcels and easements that we owned continuously since July 1, 2020 and exclude 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest. Comparable properties for the nine months ended September 30, 2021 and 2020 consist of 287 buildings, leasable land parcels and easements that are owned continuously since January 1, 2020 and exclude 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.

During the three and nine months ended September 30, 2021, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended September 30, 2021
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	17	754	771
Weighted average rental rate change (by rentable square feet)	24.2%	19.3%	19.5%
Weighted average lease term by square feet (years) (2)	8.3	8.2	8.2
Total leasing costs and concession commitments (1)	$21	$2,505	$2,526
Total leasing costs and concession commitments per square foot (1)	$1.20	$3.33	$3.28
Total leasing costs and concession commitments per square foot per year (1)	$0.15	$0.41	$0.40

	Nine Months Ended September 30, 2021
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	404	1,472	1,876
Weighted average rental rate change (by rentable square feet)	12.8%	18.1%	17.0%
Weighted average lease term by square feet (years) (2)	9.4	9.1	9.2
Total leasing costs and concession commitments (1)	$2,676	$4,397	$7,073
Total leasing costs and concession commitments per square foot (1)	$6.63	$2.99	$3.77
Total leasing costs and concession commitments per square foot per year (1)	$0.70	$0.33	$0.41
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
(2)The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 8.2 years for the three months ended September 30, 2021 and 9.2 years for the nine months ended September 30, 2021.
During the three and nine months ended September 30, 2021, we completed rent resets for approximately 47,000 and 127,000 square feet of land at our Hawaii Properties, respectively, at rental rates that were approximately 34.5% and 36.3%, respectively, higher than the prior rental rates.

As shown in the table below, approximately 0.1% of our total leased square feet and approximately 0.2% of our total annualized rental revenues as of September 30, 2021 are included in leases scheduled to expire by December 31, 2021.
As of September 30, 2021, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total Leased	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
10/1/2021-12/31/2021	5	33	0.1%	0.1%	$350	0.2%	0.2%
2022	52	2,046	5.7%	5.8%	14,687	6.6%	6.8%
2023	35	3,368	9.3%	15.1%	21,143	9.5%	16.3%
2024	34	6,483	17.9%	33.0%	28,215	12.7%	29.0%
2025	16	2,554	7.1%	40.1%	14,102	6.4%	35.4%
2026	10	1,736	4.8%	44.9%	10,571	4.8%	40.2%
2027	13	4,648	12.9%	57.8%	25,383	11.4%	51.6%
2028	21	2,817	7.8%	65.6%	19,685	8.9%	60.5%
2029	9	1,853	5.1%	70.7%	6,657	3.0%	63.5%
2030	9	1,232	3.4%	74.1%	9,522	4.3%	67.8%
Thereafter	92	9,350	25.9%	100.0%	71,501	32.2%	100.0%
Total	296	36,120	100.0%		$221,816	100.0%

Weighted average remaining lease term (in years):		7.9			9.0
(1)Leased square feet is pursuant to existing leases as of September 30, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of September 30, 2021, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Leased	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Leased Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc./ Amazon.com Services LLC	AZ, SC, TN, VA	4	3,869	10.7%	9.5%
2	Federal Express Corporation/ FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.6%	4.3%
3	Restoration Hardware, Inc.	MD	1	1,195	3.3%	2.8%
4	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	2.0%	2.4%
5	Servco Pacific, Inc.	HI	6	590	1.6%	2.3%
6	Par Hawaii Refining, LLC	HI	3	3,148	8.7%	2.2%
7	UPS Supply Chain Solutions, Inc.	NH	1	614	1.7%	2.2%
8	EF Transit, Inc.	IN	1	535	1.5%	1.9%
9	BJ's Wholesale Club, Inc.	NJ	1	634	1.8%	1.6%
10	Shurtech Brands, LLC	OH	1	645	1.8%	1.6%
11	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	1.0%	1.6%
12	Safeway Inc.	HI	2	146	0.4%	1.5%
13	ELC Distribution Center LLC	KS	1	645	1.8%	1.5%
14	Manheim Remarketing, Inc.	HI	1	338	0.9%	1.4%
15	Exel Inc.	SC	1	945	2.6%	1.4%
16	Avnet, Inc.	OH	1	581	1.6%	1.4%
17	StyleCraft Home Collection, Inc.	MS	1	603	1.7%	1.3%
18	Warehouse Rentals Inc.	HI	5	278	0.8%	1.2%
19	YNAP Corporation	NJ	1	167	0.5%	1.1%
20	ODW Logistics, Inc.	OH	3	760	2.1%	1.1%
21	Refresco Beverages US Inc.	MO, SC	2	421	1.2%	1.0%
22	Honolulu Warehouse Co., Ltd.	HI	1	298	0.8%	1.0%
23	Hellmann Worldwide Logistics, Inc.	FL	1	240	0.7%	1.0%
24	Flextronics International Holding LLC	TN	1	438	1.2%	1.0%
	Total		65	19,115	53.0%	48.3%
(1)Leased square feet is pursuant to existing leases as of September 30, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of September 30, 2021, our Mainland Properties represented approximately 50.7% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of September 30, 2021, our Hawaii Properties represented approximately 49.3% of our annualized rental revenues. As of September 30, 2021, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
The following chart shows the annualized rental revenues as of September 30, 2021 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
September 30, 2021
Scheduled to Reset
10/1/2021-12/31/2021	$323
2022	3,224
2023	2,085
2024	2,101
2025	3,103
2026 and thereafter	16,927
Total	$27,763
As of September 30, 2021, $4,306, or 1.9%, of our annualized rental revenues are included in leases scheduled to expire through September 30, 2022 and 1.0% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew, or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
Tenant Review Process. Our manager, RMR LLC, employs a tenant review process on our behalf. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.
Investing and Financing Activities (dollars in thousands)
During the nine months ended September 30, 2021, we acquired four industrial properties and one parcel of developable land containing 1,644,508 rentable square feet for an aggregate purchase price of $134,730, including acquisition related costs of $1,030. As a result of eminent domain taking in September 2021, we sold a portion of a land parcel located in Rock Hill, South Carolina for $1,400, excluding closing costs, resulting in a net gain on sale of real estate of $940.
In October 2021, we entered into an agreement to acquire a recently built property located in Detroit, Michigan market area containing approximately 1,009,000 rentable square feet and net leased to a single e-commerce tenant for a purchase price of $120,000, excluding acquisition related costs. This acquisition is expected to close during the fourth quarter of 2021. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that the terms will not change.
During the nine months ended September 30, 2020, we entered into agreements related to our joint venture for 12 of our properties in the mainland United States with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,676 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and nine months ended September 30, 2020. The portion of our joint venture's net loss not attributable to us, or $275 and $691 for the three and nine months ended September 30, 2020, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2020, our joint venture made aggregate cash distributions of $5,402 and $10,269, respectively, including $2,107 and $4,005, respectively, to the first joint venture investor.
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
During the three and nine months ended September 30, 2021, we recorded an increase in the fair value of our investment in our joint venture of $998 and $5,455, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three and nine months ended September 30, 2021, our joint venture made aggregate cash distributions of $660 and $1,980, respectively, to us.
For further information regarding our investing and financing activities, see Notes 2 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2021	2020	Change	Change	2021	2020	Change	2021	2020	Change	Change

Rental income	$53,138	$51,741	$1,397	2.7%	$1,843	$13,365	$(11,522)	$54,981	$65,106	$(10,125)	(15.6%)

Operating expenses:
Real estate taxes	7,488	7,244	244	3.4%	129	1,792	(1,663)	7,617	9,036	(1,419)	(15.7%)
Other operating expenses	4,253	4,303	(50)	(1.2%)	164	1,208	(1,044)	4,417	5,511	(1,094)	(19.9%)
Total operating expenses	11,741	11,547	194	1.7%	293	3,000	(2,707)	12,034	14,547	(2,513)	(17.3%)

Net operating income (3)	$41,397	$40,194	$1,203	3.0%	$1,550	$10,365	$(8,815)	42,947	50,559	(7,612)	(15.1%)

Other expenses:
Depreciation and amortization								12,694	18,488	(5,794)	(31.3%)
Acquisition and certain other transaction related costs								—	178	(178)	(100.0%)
General and administrative								4,728	5,180	(452)	(8.7%)
Total other expenses								17,422	23,846	(6,424)	(26.9%)
Gain on sale of real estate								940	—	940	N/M
Interest expense								(9,084)	(12,886)	3,802	(29.5%)
Income before income tax expense and equity in earnings of investees								17,381	13,827	3,554	25.7%
Income tax expense								(72)	(13)	(59)	N/M
Equity in earnings of investees								998	—	998	N/M
Net income								18,307	13,814	4,493	32.5%
Net loss attributable to noncontrolling interest								—	275	(275)	(100.0%)
Net income attributable to common shareholders								$18,307	$14,089	$4,218	29.9%

Weighted average common shares outstanding - basic								65,178	65,112	66	0.1%
Weighted average common shares outstanding - diluted								65,230	65,129	101	0.2%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$0.28	$0.22	$0.06	27.3%

N/M - Not Meaningful

(1)Consists of 288 properties that we owned continuously since July 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Consists of six properties that we acquired during the period from July 1, 2020 to September 30, 2021, one property we sold in 2020 and 12 properties we contributed during the nine months ended September 30, 2020 to our joint venture in which we currently own a 22% equity interest. We consolidated our properties owned by the joint venture until November 2020.
(3)See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Rental income. The decrease in rental income is primarily a result of our acquisition and disposition activities, which includes the contribution of 12 properties to our joint venture that was deconsolidated in November 2020, partially offset by increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $1,678 for the 2021 period and approximately $2,120 for the 2020 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $174 for the 2021 period and approximately $202 for the 2020 period.
Real estate taxes. The decrease in real estate taxes primarily reflects our acquisition and disposition activities, partially offset by higher tax assessments at certain of our comparable properties.
Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The decrease in other operating expenses is primarily due to our acquisition and disposition activities and decreases in repairs and maintenance costs at certain of our comparable properties in the 2021 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects our acquisition and disposition activities and certain leasing related assets becoming fully amortized in the 2021 period, partially offset by an increase in depreciation of improvements made to certain of our properties after July 1, 2020.

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
Gain on sale of real estate. Gain on sale of real estate represents the net gain from the sale of a portion of a land parcel as a result of an eminent domain taking in the 2021 period.
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
Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since July 1, 2020.
Net income attributable to common shareholders per common share - basic and diluted. The increase in net income attributable to common shareholders per common share reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2021	2020	Change	Change	2021	2020	Change	2021	2020	Change	Change

Rental income	$156,226	$151,488	$4,738	3.1%	$7,152	$43,006	$(35,854)	$163,378	$194,494	$(31,116)	(16.0%)

Operating expenses:
Real estate taxes	21,608	20,969	639	3.0%	745	5,810	(5,065)	22,353	26,779	(4,426)	(16.5%)
Other operating expenses	13,112	11,810	1,302	11.0%	622	3,923	(3,301)	13,734	15,733	(1,999)	(12.7%)
Total operating expenses	34,720	32,779	1,941	5.9%	1,367	9,733	(8,366)	36,087	42,512	(6,425)	(15.1%)

Net operating income (3)	$121,506	$118,709	$2,797	2.4%	$5,785	$33,273	$(27,488)	127,291	151,982	(24,691)	(16.2%)

Other expenses:
Depreciation and amortization								37,202	55,303	(18,101)	(32.7%)
Acquisition and certain other transaction related costs								646	178	468	N/M
General and administrative								12,718	14,857	(2,139)	(14.4%)
Total other expenses								50,566	70,338	(19,722)	(28.1%)
Gain on sale of real estate								940	—	940	N/M
Interest income								—	113	(113)	(100.0%)
Interest expense								(26,468)	(40,610)	14,142	(34.8%)
Gain on early extinguishment of debt								—	120	(120)	(100.0%)
Income before income tax expense and equity in earnings of investees								51,197	41,267	9,930	24.1%
Income tax expense								(177)	(202)	25	(12.4%)
Equity in earnings of investees								5,455	—	5,455	N/M
Net income								56,475	41,065	15,410	37.5%
Net loss attributable to noncontrolling interest								—	691	(691)	(100.0%)
Net income attributable to common shareholders								$56,475	$41,756	$14,719	35.3%

Weighted average common shares outstanding - basic								65,154	65,092	62	0.1%
Weighted average common shares outstanding - diluted								65,205	65,101	104	0.2%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$0.86	$0.64	$0.22	34.4%
N/M - Not Meaningful
(1)Consists of 287 buildings, leasable land parcels and easements that we owned continuously since January 1, 2020 and excludes 12 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Consists of seven properties that we acquired during the period from January 1, 2020 to September 30, 2021, one property we sold in 2020 and 12 properties we contributed in the first quarter of 2020 to a joint venture in which we currently own a 22% equity interest. We consolidated our properties owned by the joint venture until November 2020.
(3)See our definition of NOI and our reconciliation of net income to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Rental income. The decrease in rental income is primarily a result of our acquisition and disposition activities, which includes the contribution of 12 properties to our joint venture that was deconsolidated in November 2020, partially offset by increases from leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $5,673 for the 2021 period and approximately $6,183 for the 2020 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $525 for the 2021 period and approximately $606 for the 2020 period.
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

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects our acquisition and disposition activities and certain leasing related assets becoming fully amortized in the 2021 period, partially offset by an increase in depreciation of improvements made to certain of our properties after January 1, 2020.
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
Gain on real estate. Gain on sale of real estate represents the net gain from the sale of a portion of a land parcel as a result of an eminent domain taking in the 2021 period.
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
The following table presents the reconciliation of net income to NOI for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Net Income to NOI:
Net income	$18,307	$13,814	$56,475	$41,065
Equity in earnings of investees	(998)	—	(5,455)	—
Income tax expense	72	13	177	202
Income before income tax expense and equity in earnings of investees	17,381	13,827	51,197	41,267
Gain on sale of real estate	(940)	—	(940)	—
Gain on early extinguishment of debt	—	—	—	(120)
Interest expense	9,084	12,886	26,468	40,610
Interest income	—	—	—	(113)
General and administrative	4,728	5,180	12,718	14,857
Acquisition and transaction related costs	—	178	646	178
Depreciation and amortization	12,694	18,488	37,202	55,303
NOI	$42,947	$50,559	$127,291	$151,982

NOI:
Hawaii Properties	$20,628	$19,273	$61,312	$58,573
Mainland Properties	22,319	31,286	65,979	93,409
NOI	$42,947	$50,559	$127,291	$151,982

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
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Net Income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders:
Net income attributable to common shareholders	$18,307	$14,089	$56,475	$41,756
Depreciation and amortization	12,694	18,488	37,202	55,303
Equity in earnings of unconsolidated joint venture	(998)	—	(5,455)	—
Share of FFO from unconsolidated joint venture	1,215	—	3,621	—
Gain on sale of real estate	(940)	—	(940)	—
FFO adjustments attributable to noncontrolling interest	—	(2,638)	—	(6,272)
FFO attributable to common shareholders	30,278	29,939	90,903	90,787
Acquisition and certain other transaction related costs	—	178	646	178
Gain on early extinguishment of debt	—	—	—	(120)
Normalized FFO attributable to common shareholders	$30,278	$30,117	$91,549	$90,845

Per common share data:
FFO attributable to common shareholders - basic	$0.46	$0.46	$1.40	$1.39
FFO attributable to common shareholders - diluted	$0.46	$0.46	$1.39	$1.39
Normalized FFO attributable to common shareholders - basic	$0.46	$0.46	$1.41	$1.40
Normalized FFO attributable to common shareholders - diluted	$0.46	$0.46	$1.40	$1.40
LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties and borrowings under our revolving credit facility. With $423,000 of availability under our revolving credit facility as of October 25, 2021, 70.9% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 1.9% of our annualized rental revenues as of September 30, 2021 from expiring leases over the next 12 months, we believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$22,834	$34,550
Net cash provided by (used in):
Operating activities	88,920	92,932
Investing activities	(135,093)	(75,836)
Financing activities	67,432	265
Cash and cash equivalents and restricted cash at end of period	$44,093	$51,911
The decrease in net cash provided by operating activities for the nine months ended September 30, 2021 compared to the 2020 period is primarily due to changes in our working capital. The increase in net cash used in investing activities for the nine months ended September 30, 2021 compared to the 2020 period is primarily due to our acquisition of four properties and one parcel of developable land for an aggregate purchase price of $134,730 during the 2021 period as compared to one property for a purchase price of $71,628 during the 2020 period. The increase in net cash provided by financing activities for the nine months ended September 30, 2021 compared to the 2020 period is primarily due to higher net borrowings under our revolving credit facility during the 2021 period to fund acquisitions.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities to, and our ability to successfully, acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, but we may undertake construction or redevelopment activities on our properties. During the nine months ended September 30, 2021, we acquired a developable land parcel for $2,319, including acquisition costs of $119. We expect to spend approximately $16,600 to construct a building for lease on this land.
As of September 30, 2021, we had cash and cash equivalents of $44,093. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At September 30, 2021, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.39%. As of September 30, 2021 and October 25, 2021, we had $354,000 and $327,000, respectively, outstanding under our revolving credit facility, and $396,000 and $423,000 respectively, available to borrow under our revolving credit facility.
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

As of September 30, 2021, our debt maturities (other than our revolving credit facility), consisted of mortgage notes with an aggregate principal amount of $650,000, which is scheduled to mature in 2029.
During the nine months ended September 30, 2020, we entered into agreements related to our joint venture for 12 of our properties in the mainland United States with an Asian institutional investor and contributed those 12 properties to our joint venture. We received an aggregate of $108,676 from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and nine months ended September 30, 2020. The portion of our joint venture's net loss not attributable to us, or $275 and $691 for the three and nine months ended September 30, 2020, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2020, our joint venture made aggregate cash distribution of $5,402 and $10,269, respectively, including $2,107 and $4,005, respectively, to the first joint venture investor.
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
During the three months and nine months ended September 30, 2021, we recorded an increase in the fair value of our investment in our joint venture of $998 and $5,455, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income. In addition, during the three and nine months ended September 30, 2021, our joint venture made aggregate cash distributions of $660 and $1,980, respectively, to us.
For further information regarding our investing and financing activities, see Notes 2 and 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect to use borrowings under our revolving credit facility, payments we may receive for equity contributions from any third party investors in our joint venture or any future joint ventures we may enter into and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage notes in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
The completion and the costs of any future financings will depend primarily upon our success in operating our business and upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on our then current credit qualities and on market conditions. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay principal balances when they become due by reviewing our financial condition, results of operations, business practices and plans and our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investing and financing activities. However, there remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic and its impact on the economy and public health as well as our business. A protracted and extensive economic downturn resulting from the COVID-19 pandemic or otherwise may have various negative consequences, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.
During the nine months ended September 30, 2021, we paid quarterly cash distributions to our shareholders totaling $64,653 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distribution we paid in 2021, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On October 14, 2021, we declared a regular quarterly distribution to common shareholders of record on October 25, 2021 of $0.33 per common share, or approximately $21,600 in aggregate. We expect to pay this distribution to our shareholders on or about November 18, 2021 using existing cash balances and borrowings under our revolving credit facility.
During the three and nine months ended September 30, 2021 and 2020, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Tenant improvements and leasing costs (1)	$1,819	$242	$3,083	$879
Building improvements (2)	1,625	1,000	2,417	2,978
Development, redevelopment and other activities (3)	—	10	104	11
	$3,444	$1,252	$5,604	$3,868
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

As of September 30, 2021, we had estimated unspent leasing related obligations of $2,315.
Debt Covenants (dollars in thousands)
Our principal debt obligations at September 30, 2021 were borrowings outstanding under our revolving credit facility and a $650,000 non-recourse, mortgage loan that is secured by 186 of our properties. The mortgage loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2021, we believe we were in compliance with all the covenants and other terms under our credit agreement.
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
The loan agreement and related documents governing our mortgage loan contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of September 30, 2021, we believe we were in compliance with all the covenants and other terms under this mortgage loan agreement.

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
At September 30, 2021, our outstanding fixed rate debt consisted of the following mortgage notes:

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
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at September 30, 2021 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $44,108.
Floating Rate Debt

At September 30, 2021, our floating rate debt consisted of $354,000 outstanding under our revolving credit facility. Our revolving credit facility matures on December 29, 2021 and, subject to the payment of extension fees and satisfaction of other conditions, we have the option to extend the maturity date for two, six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2021:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2021	1.39%	$354,000	$4,921	$(0.08)
One percentage point increase	2.39%	$354,000	$8,461	$(0.13)
(1)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2021.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2021	1.39%	$750,000	$10,425	$(0.16)
One percentage point increase	2.39%	$750,000	$17,925	$(0.28)
(1)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2021.

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
LIBOR Phase Out
LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. Interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We cannot be certain of what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended
September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, and any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•Rents that we can charge at our properties may decline upon rent resets, lease renewals or lease expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant at these properties,
•Certain of our Hawaii Properties are lands leased for rents that periodically reset based on then current fair market values. Rental income from our properties in Hawaii have generally increased during our and our predecessors’ ownership as the leases for those properties have been reset, extended or renewed. Although we expect that rents for our Hawaii Properties could increase in the future, subject to the impact of the COVID-19 pandemic, we cannot be sure they will increase. Future rents from these properties could decrease or not increase to the extent they have in the past or by the amount we expect, particularly in the current economic conditions,
•Any possible development or redevelopment of our properties may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,
•Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investing and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. However, if challenging market conditions last for a long period or worsen, our tenants may experience liquidity constraints and as a result may be unable to pay rent to us and our ability to operate our business effectively may be challenged. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy those covenants and conditions,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.5 billion in certain circumstances. However, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions. However, the applicable conditions may not be met,
•The premiums used to determine the interest rate payable on our revolving credit facility and the unused fee payable on our revolving credit facility are based on our leverage. Changes in our leverage may cause the interest and fees we pay to increase,
•We may not reduce our level of indebtedness or maintain any reduction we may effect and increased leverage may restrict our ability to acquire properties and pursue business opportunities,
•We may spend more for capital expenditures than we currently expect or than we have in the past,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our Board of Trustees considers, among other factors, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,
•We believe that we are well positioned to weather the present COVID-19 pandemic conditions in the economy and the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,
•We face limited lease expirations in 2021 and we have granted requests to certain of our tenants to defer rent payments in exchange for increased payments over, in most cases, a 12-month period which began in September 2020. However, current market and economic conditions may deteriorate and such deterioration may result in an increase in tenant defaults and terminations, and these concessions and assistance given to our tenants may not allow them to continue to be successful during this challenging time,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and
•We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, acts of terrorism, natural disasters or climate change, changes in our tenants’ financial conditions, the market demand for leased space or changes in capital markets or the economy generally.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2021:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
September 2021	27,576	$25.84	—	$—
Total	27,576	$25.84	—	$—

(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain current and former officers and employees of RMR LLC in connection with the vesting of our common share awards. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1	Second Amendment to Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: October 27, 2021

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 27, 2021