Form 10-K
period 2021-12-31
Industrial Logistics Properties Trust
filed 2022-02-15
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38342
INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: 617-219-1460
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	ILPT	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was $1.7 billion based on the $26.14 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, an aggregate of 931,806 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 11, 2022: 65,404,592.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The likelihood that we will complete our pending acquisition of Monmouth Real Estate Investment Corporation, or Monmouth, as described in Part I, Item 1, “Business” of this Annual Report on Form 10-K, or the Monmouth Transaction, or successfully execute on our financing plan for the Monmouth Transaction as we currently intend,
•Our expectation that our shareholders will benefit from the Monmouth Transaction,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our acquisitions or sales of properties,
•The development, redevelopment or repositioning of our properties,
•Our ability to compete for tenancies and acquisitions effectively,
•The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our properties in Hawaii,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to expand our existing or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint venture or any real estate joint ventures we may enter into,
•Whether we may contribute additional properties to our joint venture and receive proceeds from the other investors in our joint venture in connection with any such contributions,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the remainder of the COVID-19 pandemic and current economic conditions,
•Our ability to maintain sufficient liquidity for the remainder of the COVID-19 pandemic and any resulting economic impact,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
(i)

•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR LLC,
•Our qualification for taxation as a real estate investment trust, or REIT,
•Changes in federal or state tax laws,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Changes in global supply chain conditions, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations, or FFO, attributable to common shareholders, normalized funds from operations, or Normalized FFO, attributable to common shareholders, net operating income, or NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of economic conditions and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, war, further material or prolonged disruption to supply chains, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. Following the completion of the Monmouth Transaction, we may be unable to further grow our business by acquiring additional properties. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to the properties we acquire in the Monmouth Transaction or other properties we may acquire in the future, and these properties may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•We may experience declining rents or incur significant costs when we renew our leases with current tenants or lease our properties to new tenants or when our rents reset at our properties in Hawaii,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, downturn of business or lease termination of a single tenant at these properties,
(ii)

•Any existing or possible development, redevelopment or repositioning of our properties may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect and we may incur increasing amounts for these and similar purposes in the future,
•Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investing and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. However, if challenging market conditions last for a long period or worsen, our tenants may experience liquidity constraints and as a result may be unable to pay rent to us and our ability to operate our business effectively may be challenged. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy those covenants and conditions,
•Actual costs under our revolving credit facility will be higher than the stated rates because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate payable on our revolving credit facility and the unused fee payable on our revolving credit facility are based on our leverage. Changes in our leverage may cause the interest and fees we pay to increase,
•We intend to incur additional debt, including in connection with the Monmouth Transaction. Additional debt leverage may limit our ability to make acquisitions, pay distributions and pursue other opportunities we may deem desirable. Further, increased leverage may increase our cost of capital,
•Any derivative contracts we may enter into may not have the desired beneficial impact, and may expose us to additional risks such as counterparty credit risk and may involve additional costs,
(iii)

•We may spend more for capital expenditures than we currently expect and we expect to spend more than we have in the past,
•Our existing joint venture plans to incur approximately $134.0 million of debt secured by six properties we sold to it in the fourth quarter of 2021. However, our joint venture may be unable to obtain debt financing in 2022 or at all, and any debt financing arrangement our joint venture may enter into may not be on the terms we expect or desire,
•We plan to use the net proceeds from our recent sale of properties to our existing joint venture and related subsequent debt financing of that joint venture to reduce outstanding borrowings under our revolving credit facility. However, we may not reduce our level of indebtedness or maintain any reduction we may achieve. We have a revolving credit facility under which we may borrow, repay and reborrow amounts and we may seek to obtain additional debt financing in the future in addition to the debt financing we intend to seek with respect to the Monmouth Transaction. As a result, we expect our leverage will increase even if our joint venture succeeds in obtaining its expected debt financing,
•Our existing joint venture and any additional joint ventures we may enter into in the future, including the joint venture in connection with the Monmouth Transaction we expect to enter into, may not be successful,
•Our Board of Trustees considers, among other factors, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR LLC’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may incur extensive costs and may not realize the benefits we expect from such program and initiatives and we or RMR LLC may not succeed in meeting existing or future standards, or investors’ expectations, regarding ESG,
•We believe that our relationships with our related parties, including RMR LLC, The RMR Group Inc., or RMR Inc., and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•We, our wholly owned subsidiary and Monmouth have entered into an Agreement and Plan of Merger, as described in Part I, Item 1, “Business” of this Annual Report on Form 10-K, or the Merger Agreement, to acquire Monmouth and such transaction is expected to close in the first quarter of 2022. The Monmouth Transaction is subject to the satisfaction of conditions, including the receipt of requisite approval by Monmouth’s stockholders. We cannot be sure that these conditions will be satisfied. Accordingly, the Monmouth Transaction may not close when expected or at all, or the terms of the Monmouth Transaction may change,
•We intend to finance the Monmouth Transaction by entering into a joint venture with one or more institutional investors for equity investments, and with proceeds from new mortgage debt and the assumption of existing Monmouth mortgage debt. We may also use proceeds from the sale of certain Monmouth properties to finance this transaction. In addition, in connection with the financing of the Monmouth Transaction, we have obtained commitments from lenders to make a bridge loan available to us. However, we may not be able to enter into such joint venture or obtain such equity investments on favorable terms, and we may not be able to find alternative financing in the expected amount and/or on as favorable terms, if at all. In addition, there are conditions to the funding of the bridge loan facility that may not be satisfied. In the event any of these funds are not available or are available in less than the full amount anticipated, or if we are unable to repay the amounts outstanding under the bridge loan facility prior to its expiration, we will be required to seek alternative financing, and our available cash
(iv)

flow to fund working capital, capital expenditures, acquisitions and other business activities may be reduced. In such event, the alternative financing may be more expensive and the expected benefits of the Monmouth Transaction could be reduced or eliminated, and
•We may not succeed in selling properties we may identify for sale in connection with the long term financing of the Monmouth Transaction and any proceeds we may receive from any such sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
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
(v)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
2021 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States. As of December 31, 2021, our portfolio was comprised of 288 wholly owned properties that were approximately 99.2% leased to 259 tenants with a weighted average (by annualized rental revenues) remaining lease term of approximately 9.4 years. The 288 properties consisted of 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 62 properties containing approximately 17.3 million rentable square feet that were industrial and logistics properties located in 30 other states, or our Mainland Properties.
As of December 31, 2021, our Hawaii Properties represented 52.9% of our annualized rental revenues and our Mainland Properties represented 47.1% of our annualized rental revenues. We define the term annualized rental revenues as used in this Annual Report on Form 10-K as the annualized contractual rents as of December 31, 2021, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
As of December 31, 2021, we also owned a 22% equity interest in an unconsolidated joint venture that owns 18 properties located in 12 states in the mainland United States containing approximately 11.7 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 6.6 years.
In November 2021, we, our wholly owned subsidiary and Monmouth entered into the Merger Agreement, pursuant to which we have agreed to acquire all of the outstanding shares of Monmouth for $21.00 per Monmouth share in cash, in a transaction valued at approximately $4.0 billion, including the assumption of existing Monmouth mortgage debt, as well as transaction costs, referred to as the Monmouth Transaction. The Monmouth Transaction will add 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties containing over 26 million square feet with a weighted average remaining lease term of approximately eight years to our portfolio. We intend to finance the Monmouth Transaction by entering into a joint venture with one or more institutional investors for equity investments and with proceeds from new mortgage debt and the assumption of existing Monmouth mortgage debt. Depending on the ultimate amount of the joint venture equity investments, we may also use proceeds from the sale of some of Monmouth’s properties to finance the Monmouth Transaction. In addition, in connection with the financing of the Monmouth Transaction, we have obtained commitments from lenders to make a bridge loan of up to $4.0 billion available to us. The Monmouth Transaction is subject to the satisfaction of conditions, including the receipt of requisite approval by Monmouth’s stockholders, and is expected to close in the first quarter of 2022. For more information regarding the Monmouth Transaction and the associated risks, see elsewhere in this Annual Report on Form 10-K.
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
External Growth through Acquisitions. Our external growth strategy is to acquire industrial and logistics properties that we believe will produce NOI in excess of our cost of capital used to purchase the properties. We intend to grow our business by investing primarily in industrial and logistics properties that serve the growing needs of e-commerce. We believe that e-commerce sales will continue to grow, in dollar value and volume of units sold and as a percentage of total retail sales, and that this will create strong demand for industrial and logistics properties and rental growth for the next several years. We are focused on acquiring industrial and logistics properties that are of strategic importance to our tenants’ businesses, such as build to suit properties, strategic distribution hubs or other properties in which tenants have invested a significant amount of capital. We target occupied properties, where tenants are financially responsible for all, or substantially all, property operating expenses, including increases with respect thereto. As there are a limited number of industrial and logistics properties in Hawaii, we expect that most of our acquisitions will be in other states. Our external growth strategy is further defined by our investment policies.

Internal Growth through Rent Resets and Leasing Activity, Fixed Increases in Our Leases and Selective Development. Certain of the leases for our Hawaii Properties provide for rents to be reset to fair market value periodically during the lease terms. Since our predecessors began acquiring our Hawaii Properties in December 2003, our Hawaii Properties have remained over 96% leased, and periodic rent resets, together with lease extensions and new leasing activity following lease expirations, at our Hawaii Properties have resulted in significant rent increases. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for rent growth as a result of periodic rent resets, lease extensions and new leasing. In addition to the internal rent growth which may result from our rent resets and lease expirations at our Hawaii Properties, a majority of the leases at our Mainland Properties and certain leases at our Hawaii Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us.
Since the time, in some cases 40 to 50 years ago, certain of our Hawaii Properties’ leases were originally entered into, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents. As our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity in the near term; however, we may undertake such activities on a selective basis. Also, we and our predecessors have sometimes built expansions for tenants at our Mainland Properties in return for lease extensions and rent increases, and we expect to continue such activities.
Our Leases
The following is an overview of the general lease terms for our properties. The terms of a particular lease may vary from those described below.
Mainland Properties’ Leases. In general, our Mainland Properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Many of our Mainland Properties’ leases require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense; however, as we believe our Mainland Properties are being well maintained, we do not believe these expenses will be material to us during the remaining lease terms.
Our Mainland Properties are currently 100% leased. We expect to have opportunities to raise rents or redevelop these properties as lease expirations at these properties approach. Also, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and when these options are exercised. We regularly confer with tenants at our Mainland Properties to determine if they are interested in our expanding or otherwise improving their leased properties in return for increased rents and extended terms.
Hawaii Properties’ Leases. In general, our Hawaii Properties are subject to leases pursuant to which the tenants pay fixed annual rent on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Certain of our Hawaii Properties are leased for fixed annual rents that periodically reset based on fair market values and others are subject to leases with fixed increases. In some cases, the resets are based on fair market value rent and in other cases a percentage of the fair market value of the leased land. Fair market value rent reset rates are generally determined through negotiations between us and individual tenants; however, when no agreement is achieved, our Hawaii Properties’ leases require an appraisal process. In the appraisal process for land leases that are periodically reset based on fair market value rents, the appraisers are required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for land leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, usually exclusive of improvements, with such fair market value being based on the highest and best use of such land and as though unencumbered by the lease, and then the appraisers apply a rent return rate to the land value which may be set in the lease or determined by the appraisers based on market conditions. Historically, this process has resulted in significant reset amounts.
Our Investment Policies
Our target investments include all industrial and logistics buildings in top tier markets. Outside of top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We target estimated capitalization rates of 4% to 7% for new investments. If and as market conditions change, or in certain other instances, our target investments and target estimated capitalization rates may change.

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
•the construction quality, physical condition and design of the property, including various environmental sustainability factors;
•the expected capital expenditures that may be needed at the property;
•the price at which the property may be acquired as compared to the estimated replacement cost of the property;
•the price at which the property may be acquired as compared to the prices of comparable properties as evidenced by recent market sales;
•the strategic fit of the property with the rest of our portfolio;
•the existence of alternative sources, uses or needs for our capital; and
•the tenants’ historic and expected adoption of environmental sustainability in connection with their operations.
Also, we may invest in or enter into real estate joint ventures. We currently own a 22% equity interest in an unconsolidated joint venture. In the future, we may invest in or enter into additional real estate joint ventures, or acquire additional properties with the intention of contributing such properties to our existing joint venture, if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or to take advantage of property valuation differences among private and public sources of equity capital. As noted above, we intend to enter a joint venture in connection with the financing of the Monmouth Transaction.
We have no limitations on the amount or percentage of our total assets that may be invested in any one property and no limits on the concentration of investments in any one location. However, we believe it is prudent to seek portfolio diversification, not concentration.
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
We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes, including for acquisition funding on an interim basis until we are able to refinance acquisitions with equity or debt. In addition, in January 2019, we obtained a $650.0 million mortgage loan secured by 186 properties containing 9.6 million rentable square feet located on the island of Oahu, HI. In connection with the financing of the Monmouth Transaction, we have obtained commitments from lenders to make a bridge loan of up to $4.0 billion available to us, and may enter into an agreement for such bridge loan facility if necessary to fund the Monmouth Transaction. Also, as noted above, we intend to enter a joint venture in connection with the financing of the Monmouth Transaction. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Annual Report on Form 10-K and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
RMR LLC is an alternative asset management company that is focused on commercial real estate and related businesses. RMR LLC or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR LLC provides management services to our existing joint venture. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., and our Chief Operating Officer and Vice President, Yael Duffy, are Senior Vice Presidents of RMR LLC. Messrs. Murray and Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2021, RMR LLC had nearly 600 full time employees in its headquarters and regional offices located throughout the United States.
Board Diversity
As of December 31, 2021, our Board of Trustees was comprised of six Trustees, of which four were independent trustees. Our Board of Trustees is comprised of 16.7% women and 16.7% members of underrepresented minorities.
Corporate Sustainability
Our business strategy incorporates a focus on sustainable approaches to operating our properties in a manner that benefits our shareholders, tenants and the communities in which we are located. We seek to operate our properties in ways that improve the economic performance of their operations, while simultaneously ensuring tenant comfort and safety, managing energy and water consumption, as well as greenhouse gas emissions. Our ESG initiatives are primarily implemented by our manager, RMR LLC, and focus on a complementary set of objectives, including responsible investment, environmental stewardship and investments in human capital. RMR LLC’s annual Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated by reference into this Annual Report on Form 10-K.

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
Segment Information
As of December 31, 2021, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 through 2021 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
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
•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

•If following our acquisition of Monmouth it is determined that Monmouth failed to satisfy one or more of the REIT tests described below, the IRS might allow us, as Monmouth’s successor, the same opportunity for relief as though we were the remediating REIT. In such case, Monmouth would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities whose equity is owned in whole or in part by such TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
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
Subsidiary REITs. We indirectly own real estate through a subsidiary that we believe has qualified and will remain qualified for taxation as a REIT under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own REIT qualification and taxation could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”.
We joined with our subsidiary REIT in filing a protective TRS election, effective for the first quarter of 2020. We have subsequently reaffirmed this protective election with this subsidiary every January thereafter and we may continue to do so unless and until our ownership of this subsidiary falls below 10%. Pursuant to this protective TRS election, we believe that if our subsidiary is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
In addition, any corporation (other than a REIT and other than a QRS) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS (excluding, for this purpose, certain “straight debt” securities). Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which the subsidiary’s TRS election is intended to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
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
•If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property;” if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.
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
Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that we are subject to the 100% penalty tax with respect to any particular transaction. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain that we have recognized, or will recognize, in connection with our disposition of assets and other transactions, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment (including through joint ventures) with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
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
Annual Distribution Requirements. In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:
•the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
•the amount by which our noncash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”
For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”
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
Tax Consequences of the Monmouth Transaction
As discussed above, we intend to complete the Monmouth Transaction, which will include a cash payment by us to the holders of the Monmouth common shares. As a result of the Monmouth Transaction, we will be treated for federal income tax purposes as acquiring the assets of Monmouth for the cash we pay plus the assumption of Monmouth’s liabilities, after which Monmouth will be treated as liquidating and distributing the cash to its shareholders. Monmouth will recognize gain or loss on the disposition of its assets based on the sum of the cash paid by us and the value of the liabilities assumed by us, but this gain or loss plus Monmouth’s operating income is expected to be offset fully by the dividends paid deduction available to liquidating REITs in their final taxable year. Our holding period in the assets we acquire from Monmouth will begin on the day following the completion of the Monmouth Transaction and our initial tax basis in the assets of Monmouth will be equal to the sum of the cash we pay to the holders of Monmouth common shares in conjunction with the Monmouth Transaction, the value of Monmouth’s liabilities that we assume, and the acquisition costs that we capitalize for income tax purposes.
The assets that we acquire in the Monmouth Transaction are generally expected to (a) qualify as real estate assets that satisfy the REIT asset tests that are described above under the heading “—REIT Qualification Requirements—Asset Tests,” and (b) generate gross income that satisfies the REIT gross income tests that are described above under the heading “—REIT Qualification Requirements—Income Tests.” As a result, we believe that our acquisition of Monmouth’s assets will not materially impact our qualification for taxation as a REIT.

If the Monmouth Transaction is not completed, then under specified circumstances we may be entitled to receive a termination fee from Monmouth over time. The timing for the payment of the termination fee has been structured so that we can manage successfully the REIT gross income tests that we must satisfy. In addition, if we become entitled to termination fee payments then we may seek an IRS private letter ruling or opinion of counsel that enables us to receive the termination fee on an accelerated basis while still complying with the REIT gross income tests. In sum, we believe that our receipt of termination fee payments would not materially impact our qualification for taxation as a REIT.
As a condition of the closing of the Monmouth Transaction, Monmouth’s counsel will provide us with an opinion that Monmouth has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the IRC. If, contrary to that opinion and our expectation, Monmouth has failed or fails to qualify for taxation as a REIT for U.S. federal income tax purposes, then we may inherit significant tax liabilities in the Monmouth Transaction because, as the successor by merger to Monmouth, we would generally inherit any corporate income tax liabilities of Monmouth, including penalties and interest.
It is unclear whether the IRC provisions that are generally available to remediate REIT compliance failures will be available to us as a successor in respect of any determination that Monmouth failed to qualify for taxation as a REIT. If and to the extent the remedial provisions are available to us to address Monmouth’s REIT qualification and taxation for the applicable period prior to or including the Monmouth Transaction, we may incur significant cash outlays in connection with the remediation, possibly including (a) required distribution payments to shareholders and associated interest payments to the IRS and (b) tax and interest payments to the IRS and state and local tax authorities. Monmouth’s failure before the Transaction to qualify for taxation as a REIT and our efforts to remedy any such failure could have an adverse effect on our results of operations and financial condition.
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.
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
We expect that shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities, and that receive (a) distributions from us, or (b) proceeds from the sale of our shares, should not have such amounts treated as UBTI, provided in each case (x) that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, (y) that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and (z) that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.
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
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The Nasdaq Stock Market LLC, or Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
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
We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that no other facts or circumstances limiting the transferability of our shares exist, other than those that are enumerated under the regulation as not affecting the free transferability of shares. In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.
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
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below, discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•failure to complete the Monmouth Transaction or to execute on our financing plan for the Monmouth Transaction as we currently intend, including by obtaining equity investments from one or more joint venture investors or by selling properties we have identified for sale for the proceeds we expect, could have material and adverse effects on us;
•our tenants may be unable to satisfy their lease obligations to us, which could materially and adversely affect us;
•we may be unable to renew our leases with current tenants when our leases expire or lease our properties to new tenants without decreasing rents or incurring significant costs, providing certain concessions or otherwise;
•the concentration of our investments in industrial and logistics properties leased to single tenants may result in us being adversely affected by cyclical economic conditions and subject us to greater risks of loss than if our properties had more industry sector and tenant diversity;
•following the completion of the Monmouth Transaction, we may be unable to further grow our business by acquiring additional properties, and we face significant competition for tenants and for acquisition opportunities;

•risks associated with the development, redevelopment or repositioning of our properties may cause delays in leasing those properties and generating cash flows from those properties;
•we have debt and we intend to incur additional debt, including in connection with the Monmouth Transaction, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions;
•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan, and we are subject to risks associated with our qualification for taxation as a REIT;
•our distributions to our shareholders may be reduced or eliminated and the form of payment could change;
•changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events, and we may incur significant costs and invest significant amounts with respect to these matters;
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
•any material failure, inadequacy, interruption or security breach of RMR LLC’s information technology or systems could materially harm us;
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
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to make distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to the Monmouth Transaction

The Monmouth Transaction is subject to the satisfaction of conditions which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Monmouth Transaction could have material and adverse effects on us.
The completion of the Monmouth Transaction is subject to the satisfaction of conditions, including, among others, the approval of the holders of at least two-thirds of Monmouth’s outstanding common stock. These conditions make the timing of the completion of the Monmouth Transaction, and the completion of the Monmouth Transaction itself, uncertain. Either we, or Monmouth, may elect to terminate the Merger Agreement in certain circumstances, and we and Monmouth can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, either before or after approval of the

Monmouth stockholders. In addition, if legal proceedings are instituted against Monmouth, us or others relating to the Merger Agreement, that also could delay or prevent the Merger from becoming effective within the agreed upon timeframe. If the Monmouth Transaction is not completed or is significantly delayed, we may be adversely affected, including as a result of the following:
•we will be required to pay our costs relating to the Merger, such as legal, accounting and financial advisory fees, whether or not the Merger is completed;
•the time and attention committed by our management team to matters relating to the Monmouth Transaction could otherwise have been devoted to pursuing other opportunities; and
•the market price of our common shares could decline to the extent that the then current market price is positively affected by a market assumption that the Monmouth Transaction will be completed.
If we do not enter into a joint venture with one or more institutional investors for equity investments in the amounts we currently expect, or if our committed debt financing is not available, we may be required to obtain alternative financing for the Monmouth Transaction on terms which are materially less favorable to us.
We intend to finance the cash consideration and the fees, expenses and costs incurred in connection with the Monmouth Transaction by entering into a joint venture with one or more institutional investors for equity investments of up to $1.3 billion, and with proceeds from new mortgage debt and the assumption of existing Monmouth mortgage debt. Depending on the ultimate amount of the joint venture equity investments, we may also use proceeds from the sale of up to approximately $1.6 billion of Monmouth properties to finance this transaction. In addition, in connection with the financing of the Monmouth Transaction, we have obtained commitments from lenders to make a bridge loan available to us under which we may borrow up to $4.0 billion for 364 days. However, we may not be able to enter into such joint venture or obtain such equity investments on favorable terms, and we may not be able to find alternative financing in such amount and/or on as favorable terms, if at all. In addition, there are conditions to the funding of the bridge loan facility that may not be satisfied. In the event any of these funds are not available or are available in less than the full amount anticipated, or if we are unable to repay the amounts outstanding under the bridge loan facility prior to its expiration, we will be required to seek alternative financing, and our available cash flow to fund working capital, capital expenditures, acquisitions and other business activities may be reduced. In such event, the alternative financing may be more expensive and the expected benefits of the Monmouth Transaction could be reduced or eliminated.
We may not succeed in selling properties we may identify for sale in connection with the long term financing of the Monmouth Transaction and any proceeds we may receive from any such sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
In connection with the long term financing of the Monmouth Transaction, we may sell up to $1.6 billion of Monmouth properties. Our ability to sell properties and the prices we receive upon any sale, may be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we have identified for sale, changes in the financial condition or prospects of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, industry trends and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales.
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

The majority of our properties are industrial and logistics properties leased to single tenants, which may subject us to greater risks of loss than if our properties had more industry sector and tenant diversity.
Our properties are substantially all industrial and logistics properties leased to single tenants and we intend to acquire similar additional properties, including in the Monmouth Transaction. This concentration may expose us to the risk of economic downturns in the industrial and logistics sector to a greater extent than if we were invested in other sectors of the real estate industry. Further, the value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants. In addition, the default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property.
We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.
We may experience declining rents or incur significant costs to renew our leases with current tenants, lease our properties to new tenants or when our rents reset at our properties in Hawaii.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for those properties are terminated or are not renewed, we may be required to renovate those properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease those properties to new tenants. In addition, some of our Hawaii Properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. When we reset rents at our Hawaii Properties, our rents may decrease.
Following the completion of the Monmouth Transaction, we may be unable to further grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to the properties we acquire in the Monmouth Transaction or other properties we may acquire in the future.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors;
•contingencies in our acquisition agreements; and
•the availability, terms and cost of debt and equity capital.
These risks may limit our ability to grow our business by acquiring additional properties. In addition, we might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination;
•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value; and
•property operating costs for our acquired properties may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired properties not yielding expected returns.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We currently have one property under development and we intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all. These risks could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities and cause delays in leasing these properties and generating cash flows from these properties or possible loss of tenancies, any of which could have a material adverse effect on our business, financial condition and results of operations.
We face significant competition.
We face significant competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. In addition, the continuing strong demand for industrial and logistics properties is encouraging new development of these properties. If the development of new industrial and logistics properties exceeds the increase in demand for these properties, our existing properties may be unable to successfully compete for tenants with newer developed buildings and our income and the values of our properties may decline. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
We also face competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. We believe that the rapid growth in e-commerce sales, which has intensified as a result of the COVID-19 pandemic, will continue to result in strong demand and increase the competition for industrial real estate. Some of our competitors may have greater financial and other resources than us. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
We have debt and we intend to incur additional debt, including in connection with the Monmouth Transaction.
As of December 31, 2021, our consolidated indebtedness was $832.0 million and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 38.7%, and we had $568.0 million available for borrowing under our $750.0 million revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, includes a feature under which the maximum borrowing availability may be increased to up to $1.5 billion in certain circumstances. In addition, in connection with the Monmouth Transaction, we expect to incur up to an additional $4.0 billion of secured debt.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our security holders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to make or sustain distributions to our shareholders.
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
The agreements governing our debt include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders. For example, our credit agreement requires us to comply with certain financial and other covenants.
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
We currently have a $650.0 million mortgage loan secured by 186 of our properties, a $350.0 million mortgage loan secured by 11 properties that are owned by a joint venture in which we own a 22% equity interest, and a $57.0 million mortgage note that is secured by another property owned by such joint venture, subject to certain limitations and we expect that our joint venture will incur additional secured debt in the future. In addition, in connection with the Monmouth Transaction, we expect to incur up to an additional $4.0 billion of secured debt. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us.
Changes in market interest rates may be sudden and may significantly impede our growth. Interest rates have remained at relatively low levels on a historical basis, but the U.S. Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However, the timing, number and amount of any such future interest rate increases are uncertain.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR, and interest we may pay on any future borrowings under our revolving credit facility may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that any changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. We cannot be certain of what standard, if any, will replace LIBOR if it is phased out or transitioned, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.
Interest rate increases may materially and negatively affect us in several ways, including:
•investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We may use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances, as well as to increase our exposure to floating interest rates. There can be no assurance that any such hedging arrangements will have the desired beneficial impact. Such arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our shareholders. The REIT provisions of the IRC may limit our ability to utilize advantageous hedging techniques or cause us to implement some hedges through a TRS, which could further reduce our overall returns. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.
A significant number of our properties are located on the island of Oahu, Hawaii, and we are exposed to risks as a result of this geographic concentration.
A significant number of our properties are located on the island of Oahu, Hawaii. This geographic concentration creates risks. For example, Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, as well as possible sea rise as a result of climate change, which could cause damage to our properties, affect our Hawaii tenants’ abilities to pay rent to us and cause the values of our properties and our securities to decline. Further, the operating results and values of our Hawaii Properties are impacted by local market conditions as well as possible government action that may limit our ability to increase rents.
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
While our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. As of December 31, 2021, we had reserved approximately $6.9 million for potential environmental liabilities arising at our properties. We may incur substantial liabilities and costs for environmental matters.
We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are currently party to a joint venture, we expect to enter into an additional joint venture in connection with the Monmouth Transaction and we may in the future sell or contribute additional properties or acquire, develop or recapitalize properties to or in this joint venture or other joint ventures that we may enter. Our participation in our existing joint venture is subject to risks, including the following:
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
The tenants at our properties are generally responsible for the costs of insurance, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs as a result or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
Changes in global supply chain conditions may result in reduced demand for industrial and logistics properties.
The global economy, including the U.S. economy, has been experiencing supply chain challenges, which, at times, have reduced the availability of goods and materials, caused price inflation and increased the time from order to receipt of goods and materials. In addition, increasing market and government concerns about climate change may cause changes in the process for manufacturing, producing and transporting of goods and materials. Market and governmental actions taken in response to these conditions may result in reduced transporting of goods and lower demand for industrial and logistics properties. For example, if increased onshoring of manufacturing to countries where the goods or materials are consumed, decreased global trade and increased localization of commercial ecosystems occur, there may be reduced volume of, and travel distance for, transporting goods, which may reduce demand for our properties. Further, if 3D printing technology, which allows for more localized manufacture and production of products, expands and gains wide market acceptance, the demand for transporting and storing goods at our properties may decrease and other technological changes could be developed and adopted in the future that have a similar effect. If so, our properties may decline in value and our business, operations and financial condition could be adversely impacted.
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

RMR LLC relies on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR LLC relies on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants and guarantors and lease data. If these systems experience material failures, inadequacies or interruptions, we could incur material costs and losses and our operations could be disrupted as a result. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. The COVID-19 pandemic may adversely impact RMR LLC’s ability to maintain the security, proper function and availability of information technology and systems since a continued period of remote working by its employees or individuals with whom RMR LLC works outside of its organization could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Although most of RMR LLC’s office-based employees have returned to the office, the ongoing transition to in person work arrangements, or any return to remote work in light of the resurgence of the COVID-19 pandemic may result in the continuation of many of the risks of offsite work arrangements. In addition, RMR LLC’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by the failure of, or attack on, their information systems and technology. Any failure by RMR LLC or third party vendors to maintain the security, proper function and availability of RMR LLC’s information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Third party expectations relating to ESG factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors and certain of our tenants and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR LLC’s policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and RMR LLC and cause us and RMR LLC to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR LLC elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR LLC’s policies with respect to corporate responsibility are inadequate. We and RMR LLC may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we and RMR LLC fail to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR LLC’s initiatives are not executed as planned, our and RMR LLC’s reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted.
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
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees who is also one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, as noted elsewhere in this Annual Report on Form 10-K, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of certain of those companies.
John Murray, our other Managing Trustee and our President and Chief Executive Officer, Richard Siedel, Jr., our Chief Financial Officer and Treasurer, and Yael Duffy, our Vice President and Chief Operating Officer, are also officers and employees of RMR LLC. Mr. Murray is also a managing trustee and the president and chief executive officer of Service Properties Trust, or SVC, and Mr. Siedel is also the chief financial officer and treasurer of Diversified Healthcare Trust, or DHC. Messrs. Portnoy, Murray and Siedel and Ms. Duffy have duties to RMR LLC, Mr. Murray has duties to SVC and Mr. Siedel has duties to DHC, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Mr. Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiaries, including our existing and any future joint ventures. We cannot be sure that our Code of Conduct or our governance guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.

Our management agreements with RMR LLC were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR LLC may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
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
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR LLC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
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
Our declaration of trust prohibits any shareholder, other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the current different terms of our Trustees, with a majority of our existing Trustees having terms expiring in 2022 and the remainder having terms expiring in 2023, which could delay a change of control of us (although beginning at our 2023 annual meeting of shareholders and thereafter, all of our Trustees will stand for election for one year terms);
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
Disputes with RMR LLC may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to those asserting claims than in-court litigation.
Our agreements with RMR LLC provide that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against RMR LLC if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, manager or other agents.
Our bylaws currently provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager or other agent of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.
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
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, our income tax expense could increase if jurisdictions in which we hold property modified their income tax treatment of REITs, such as by limiting or eliminating favorable income tax deductions (including the dividends paid deduction). In fact, the Hawaii state legislature passed a bill in 2019 that would have eliminated the dividends paid deduction afforded to REITs under Hawaii tax laws and otherwise required REITs to either file a composite tax return or pay withholding tax attributable to distributions to non-Hawaii resident shareholders. While that bill was ultimately vetoed by the governor of Hawaii, similar legislation has been reintroduced in this year’s legislative session.
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
We may incur adverse tax consequences if Monmouth has failed or fails to qualify for taxation as a REIT for U.S. federal income tax purposes.
As a condition of the closing of the Monmouth Transaction, Monmouth’s counsel will provide us with an opinion that Monmouth has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the IRC. If, contrary to that opinion and our expectation, Monmouth has failed or fails to qualify for taxation as a REIT for U.S. federal income tax purposes, then we may inherit significant tax liabilities in the Monmouth Transaction because, as the successor by merger to Monmouth, we would generally inherit any corporate income tax liabilities of Monmouth, including penalties and interest.
It is unclear whether the IRC provisions that are generally available to remediate REIT compliance failures will be available to us as a successor in respect of any determination that Monmouth failed to qualify for taxation as a REIT. If and to the extent the remedial provisions are available to us to address Monmouth’s REIT qualification and taxation for the applicable period prior to or including the Monmouth Transaction, we may incur significant cash outlays in connection with the remediation, possibly including (a) required distribution payments to shareholders and associated interest payments to the IRS, and (b) tax and interest payments to the IRS and state and local tax authorities.
Monmouth’s failure before the completion of the Monmouth Transaction to qualify for taxation as a REIT and our efforts to remedy any such failure could have an adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, our portfolio was comprised of 288 wholly owned properties located in 31 states containing approximately 34.0 million rentable square feet, including 226 buildings, leasable land parcels and easements located on the island of Oahu, HI containing approximately 16.7 million rentable square feet and 62 properties located in 30 other states throughout the continental United States containing approximately 17.3 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of which own buildings and operate their businesses on our lands.
The following table provides certain information about our wholly owned properties as of December 31, 2021 (dollars in thousands):

		Undepreciated	Depreciated	Annualized
	Number of	Carrying	Carrying	Rental
State	Properties	Value (1)	Value (1)	Revenues
HI	226	$635,222	$611,925	$111,213
OH	9	137,882	119,431	11,883
IN	5	98,921	91,344	10,280
SC	4	120,870	102,919	9,665
TN	2	76,658	64,969	6,551
VA	1	71,681	60,002	6,428
MD	1	76,521	64,053	6,236
NJ	2	72,747	61,724	6,090
NH	1	49,213	45,835	4,919
CO	5	41,189	36,049	4,375
IA	3	25,372	17,648	3,314
KS	1	38,479	37,659	3,286
NV	2	36,648	32,308	2,882
NY	2	21,127	18,248	2,821
MN	2	27,440	25,155	2,819
FL	2	45,222	41,050	2,559
MI	1	43,229	36,208	2,184
CT	2	16,363	13,141	1,856
MO	3	19,484	17,938	1,850
SD	1	17,402	16,246	1,535
LA	2	15,850	13,527	1,324
NE	1	11,106	9,574	1,269
UT	1	8,433	7,233	1,096
KY	1	11,292	10,364	883
OK	1	7,400	6,521	792
IL	2	4,723	4,108	657
AR	1	4,385	3,782	475
ID	1	5,037	4,264	393
ND	1	3,923	3,366	346
NC	1	2,014	1,752	251
TX	1	3,000	3,000	—
Total	288	$1,748,833	$1,581,343	$210,232
(1)Excludes the value of real estate related intangibles.
At December 31, 2021, 186 of our properties located on the island of Oahu, HI with an aggregate undepreciated carrying value of $506.0 million were encumbered by mortgages totaling $650.0 million. For more information regarding our mortgages and our unconsolidated joint venture, see Notes 3, 5 and 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 11, 2022, there were 1,884 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2021:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	of Programs	Programs
October 2021	287	$25.99	—	$—
Total	287	$25.99	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR LLC in connection with the vesting of prior awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 5 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2021, our portfolio was comprised of 288 wholly owned properties containing approximately 34.0 million rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet located on the island of Oahu, HI, and 62 properties containing approximately 17.3 million rentable square feet located in 30 other states. As of December 31, 2021, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states in the mainland United States containing approximately 11.7 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 6.6 years.
In November 2021, we entered into the Merger Agreement related to the Monmouth Transaction, which will add 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties containing over 26 million rentable square feet with a weighted average remaining lease term of approximately eight years to our portfolio. The Monmouth Transaction is subject to the satisfaction of conditions, including the receipt of requisite approval by Monmouth’s stockholders, and is expected to close in the first quarter of 2022. For more information regarding the Monmouth Transaction and the associated risks, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item I, “Business,” and Part I, Item 1A, “Risk Factors.”
As of December 31, 2021, our properties were approximately 99.2% leased (based on rentable square feet) to 259 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.4 years.
Our business is focused on industrial and logistics properties. The industrial and logistics sector has fared better than some other industries thus far during the COVID-19 pandemic, including other real estate sectors, due, in part, to the demand for e-commerce. Although, to date, the COVID-19 pandemic has not had a significant adverse impact on our business, certain of our tenants requested relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic. As of December 31, 2021, we recognized $1,297 in our accounts receivable related to the remaining deferred amounts. In most cases, these tenants were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. These deferred amounts did not negatively impact our operating results for the year ended December 31, 2021 and will continue to be reflected in our financial results in the applicable future reporting periods, assuming these tenants continue to pay the deferred rents due to us. As of February 11, 2022, we collected approximately 99% of our granted rent deferrals.
There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic. As a result, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For more information and risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors.”

Property Operations
Occupancy data for our properties as of December 31, 2021 and 2020 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Total properties	288	289	285	285
Total rentable square feet (2)	33,991	34,870	32,988	33,012
Percent leased (3)	99.2%	98.5%	99.2%	98.4%
(1)Consists of properties that we owned continuously since January 1, 2020 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2021, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Average effective rental rates per square foot leased: (1)
All properties	$6.58	$6.06
Comparable properties (2)	$6.35	$6.20
(1)Average effective rental rates per square foot leased represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since January 1, 2020 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.

During the year ended December 31, 2021, we entered into new and renewal leases as summarized in the following tables:

	Year Ended December 31, 2021
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	556	2,548	3,103
Weighted average rental rate change (by rentable square feet)	16.0%	13.6%	14.1%
Weighted average lease term by square feet (years)	11.0	9.3	9.6
Total leasing costs and concession commitments (1)	$3,715	$6,829	$10,544
Total leasing costs and concession commitments per square foot (1)	$6.69	$2.68	$3.40
Total leasing costs and concession commitments per square foot per year (1)	$0.61	$0.29	$0.35
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

During the year ended December 31, 2021, we completed rent resets for approximately 462,000 square feet of land at our Hawaii Properties at rental rates that were approximately 33.2% higher than the prior rental rates.
As shown in the table below, approximately 5.0% of our total leased square feet and approximately 5.8% of our total annualized rental revenues as of December 31, 2021 are included in leases scheduled to expire by December 31, 2022. As of December 31, 2021, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of	Cumulative
			% of Total	Cumulative %		Annualized	% of
		Leased	Leased	of Total	Annualized	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2022	46	1,685	5.0%	5.0%	$12,156	5.8%	5.8%
2023	30	2,377	7.1%	12.1%	15,592	7.4%	13.2%
2024	37	5,775	17.1%	29.2%	25,072	11.9%	25.1%
2025	15	1,733	5.1%	34.3%	9,161	4.4%	29.5%
2026	9	1,071	3.2%	37.5%	7,689	3.7%	33.2%
2027	15	4,730	14.0%	51.5%	26,033	12.4%	45.6%
2028	21	2,817	8.4%	59.9%	19,737	9.4%	55.0%
2029	9	1,853	5.5%	65.4%	6,657	3.2%	58.2%
2030	9	1,232	3.7%	69.1%	9,519	4.5%	62.7%
2031	9	1,424	4.2%	73.3%	8,401	4.0%	66.7%
Thereafter	92	9,016	26.7%	100.0%	70,215	33.3%	100.0%
Total	292	33,713	100.0%		$210,232	100.0%

Weighted average remaining lease term (in years)		8.2			9.4
(1)Leased square feet is pursuant to existing leases as of December 31, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly in advance. As of December 31, 2021, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

					% of Total	% of Total
			No. of	Leased	Leased	Annualized Rental
		States	Properties	Sq. Ft. (1)	Sq. Ft. (1)	Revenues
1	Amazon.com Services, Inc./ Amazon.com Services LLC	SC, TN, VA	3	3,048	9.0%	7.7%
2	Federal Express Corporation/ FedEx Ground Package System, Inc.	AR, CO, HI, IA, ID, IL, MN, MO, NC, ND, NV, OH, OK, UT	17	952	2.8%	4.8%
3	Restoration Hardware, Inc.	MD	1	1,195	3.5%	3.0%
4	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	2.1%	2.6%
5	Servco Pacific, Inc.	HI	6	590	1.8%	2.5%
6	Par Hawaii Refining, LLC	HI	3	3,148	9.3%	2.4%
7	UPS Supply Chain Solutions, Inc.	NH	1	614	1.8%	2.3%
8	EF Transit, Inc.	IN	1	535	1.6%	1.9%
9	BJ's Wholesale Club, Inc.	NJ	1	634	1.9%	1.7%
10	Coca-Cola Bottling of Hawaii, LLC	HI	4	351	1.0%	1.6%
11	Safeway Inc.	HI	2	146	0.4%	1.6%
12	ELC Distribution Center LLC	KS	1	645	1.9%	1.6%
13	Manheim Remarketing, Inc.	KS	1	338	1.0%	1.5%
14	Exel Inc.	SC	1	945	2.8%	1.4%
15	Avnet, Inc.	OH	1	581	1.7%	1.4%
16	Shurtape Technologies, LLC	OH	1	645	1.9%	1.4%
17	Warehouse Rentals Inc.	HI	5	278	0.8%	1.3%
18	YNAP Corporation	NJ	1	167	0.5%	1.2%
19	ODW Logistics, Inc.	OH	3	760	2.3%	1.1%
20	Refresco Beverages US Inc.	MO, SC	2	421	1.2%	1.1%
21	Honolulu Warehouse Co., Ltd.	HI	1	298	0.9%	1.1%
22	Hellmann Worldwide Logistics, Inc.	FL	1	240	0.7%	1.1%
23	General Mills Operations, LLC	MI	1	158	0.5%	1.0%
24	AES Hawaii, LLC	HI	2	1,242	3.7%	1.0%
	Total		65	18,653	55.1%	48.3%
(1)Leased square feet is pursuant to existing leases as of December 31, 2021 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Mainland Properties. As of December 31, 2021, our Mainland Properties represented approximately 47.1% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of December 31, 2021, our Hawaii Properties represented approximately 52.9% of our annualized rental revenues. As of December 31, 2021, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of December 31, 2021 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of December 31, 2021
Scheduled to Reset
2022	$1,575
2023	2,085
2024	1,266
2025	3,103
2026	1,296
2027 and thereafter	17,099
Total	$26,424
As of December 31, 2021, $12,156, or 5.8%, of our annualized rental revenues are included in leases scheduled to expire by December 31, 2022 and 0.8% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
Since the time, in some cases 40 to 50 years ago, certain of our Hawaii Properties’ leases were originally entered into, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we and our predecessors have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents. Because our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity of ours in the near term; however, we may undertake such activities on a selective basis.
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
Investing and Financing Activities (dollars in thousands)
During the year ended December 31, 2021, we acquired four properties and one parcel of developable land containing 1,644,508 rentable square feet for an aggregate purchase price of $134,730, including acquisition related costs of $1,030.

As a result of an eminent domain taking during the year ended December 2021, we sold a portion of a land parcel located in Rock Hill, South Carolina for $1,400, excluding closing costs, resulting in a net gain on sale of real estate of $940.

In November 2021, we entered into the Merger Agreement related to the Monmouth Transaction, which will add 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties containing over 26 million square feet with a weighted average remaining lease term of approximately eight years to our portfolio. We intend to finance the Monmouth Transaction by entering into a joint venture with one or more institutional investors for equity investments and with proceeds from new mortgage debt and the assumption of existing Monmouth mortgage debt. Depending on the ultimate amount of the joint venture equity investments, we may also use proceeds from the sale of some of Monmouth’s properties to finance the Monmouth Transaction. In addition, in connection with the financing of the Monmouth Transaction, we have obtained commitments from lenders to make a bridge loan of up to $4,000,000 available to us. The Monmouth Transaction is subject to the satisfaction of conditions, including the receipt of requisite approval by Monmouth’s stockholders and is expected to close in the first quarter of 2022. For more information regarding the Monmouth Transaction and the associated risks, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item I, “Business,” and Part I, Item 1A, “Risk Factors.”
In the first quarter of 2020, we entered into agreements related to our joint venture for 12 of our properties in the mainland United States, or our joint venture, with an unrelated third party institutional investor and contributed those 12 properties to our joint venture. We received an aggregate amount of $108,676 which included certain costs associated with the formation of our joint venture from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. In November 2020, we sold an additional 39% equity interest from our then remaining 61% equity interest to a second unrelated third party institutional investor for $108,812, which included certain costs related with the formation of our joint venture, and we retained a 22% equity interest in our joint venture following this sale. Effective as of the date of the sale in November 2020, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
We recognized a 39% noncontrolling interest in our consolidated financial statements for the year ended December 31, 2020. The portion of our joint venture's net loss not attributable to us, or $866 for the year ended December 31, 2020, is reported as noncontrolling interest in our consolidated statements of comprehensive income. During the year ended December 31, 2020, our joint venture made aggregate cash distributions of $14,049, including $5,479 to the first joint venture investor.
In December 2021, we sold six recently acquired properties to our existing joint venture for an aggregate price of approximately $205,789. We received proceeds from the investors, who own an aggregate of 78% equity interest in the joint venture, for an aggregate amount of $160,516 and recognized a net gain on sale of $11,114 on this transaction, which is included in gain on sale of real estate in our consolidated statements of comprehensive income. The sale resulted in an increase in our investment in the joint venture, in which we own a 22% equity interest, of $45,273. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility.
During the year ended December 31, 2021, we recorded an increase in the fair value of our investment in our joint venture of $40,918 as equity in earnings of investees in our consolidated statements of comprehensive income. In addition, during the year ended December 31, 2021, our joint venture made aggregate cash distributions of $2,640 to us. For more information regarding our joint venture and the use of the equity method for our joint venture, see Notes 3 and 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
For more information regarding our investing and financing activities, see elsewhere in this Annual Report on Form 10-K, including “Business—Our Company”, “Business—Our Investment Policies” and “Business—Our Disposition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K, “Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” below and Notes 3 and 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Year Ended December 31, 2021, Compared to Year Ended December 31, 2020 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2021	2020	Change	Change	2021	2020	Change	2021	2020	Change	Change

Rental income	$206,802	$201,051	$5,751	2.9%	$13,072	$53,524	$(40,452)	$219,874	$254,575	$(34,701)	(13.6)%

Operating expenses:
Real estate taxes	28,845	28,162	683	2.4%	1,289	7,023	(5,734)	30,134	35,185	(5,051)	(14.4)%
Other operating expenses	17,353	15,752	1,601	10.2%	1,325	4,997	(3,672)	18,678	20,749	(2,071)	(10.0)%
Total operating expenses	46,198	43,914	2,284	5.2%	2,614	12,020	(9,406)	48,812	55,934	(7,122)	(12.7)%

Net operating income (3)	$160,604	$157,137	$3,467	2.2%	$10,458	$41,504	$(31,046)	171,062	198,641	(27,579)	(13.9)%

Other expenses:
Depreciation and amortization								50,598	70,518	(19,920)	(28.2)%
Acquisition and certain other transaction related costs								1,132	200	932	N/M
General and administrative								16,724	19,580	(2,856)	(14.6)%
Total other expenses								68,454	90,298	(21,844)	(24.2)%
Gain on sale of real estate								12,054	23,996	(11,942)	(49.8)%
Interest income								—	113	(113)	(100.0)%
Interest expense								(35,625)	(51,619)	15,994	(31.0)%
Gain on early extinguishment of debt								—	120	(120)	N/M
Income before income tax expense and equity in earnings of investees								79,037	80,953	(1,916)	(2.4)%
Income tax expense								(273)	(277)	4	(1.4)%
Equity in earnings of investees								40,918	529	40,389	N/M
Net income								119,682	81,205	38,477	47.4%
Net loss attributable to noncontrolling interest								—	866	(866)	N/M
Net income attributable to common shareholders								$119,682	$82,071	$37,611	45.8%

Weighted average common shares outstanding - basic								65,169	65,104	65	0.1%
Weighted average common shares outstanding - diluted								65,211	65,114	97	0.1%

Per common share data (basic and diluted):
Net income attributable to common shareholders								$1.83	$1.26	$0.57	45.2%
N/M - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2020 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Consists of seven properties that we acquired during the period from January 1, 2020 to December 31, 2021, one property we sold in December 2020 and 12 and six properties we contributed and sold in the first quarter of 2020 and in December 2021, respectively, to our joint venture in which we currently own a 22% equity interest. Until November 2020, we consolidated the properties we then owned which were subsequently contributed to our joint venture.
(3)See our definition of NOI and our reconciliation of net income to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2021, compared to the year ended December 31, 2020. For a comparison of consolidated results for the year ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7, “Management's Discussion and

Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Rental income. The decrease in rental income is primarily a result of our acquisition and disposition activities, which includes the contribution of 12 properties to our joint venture that was deconsolidated in November 2020 and the sale of six properties to our joint venture in December 2021, partially offset by increases from the acquisition of two properties during the 2020 period, the acquisition of five properties during the 2021 period and leasing activity and rent resets at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $7,263 and $9,041 for the 2021 and 2020 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $781 and $791 for the 2021 and 2020 periods, respectively.
Real estate taxes. The decrease in real estate taxes primarily reflects our acquisition and disposition activities, partially offset by higher tax assessments at certain of our comparable properties.
Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal and property management fees. The decrease in other operating expenses is primarily due to our acquisition and disposition activities. The increase in other operating expenses at our comparable properties is primarily due to an increase in snow removal, repairs and maintenance costs and insurance expense in the 2021 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects our acquisition and disposition activities and certain leasing related assets becoming fully amortized in the 2021 period, partially offset by an increase in depreciation and amortization of improvements made to certain of our properties after January 1, 2021.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs consist of costs related to potential acquisitions that were not completed or other transactions.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR LLC, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The decrease in general and administrative expenses is primarily due to a decrease in business management fees as a result of our net disposition of properties since January 1, 2020.
Gain on sale of real estate. Gain on sale of real estate represents the net gain of $11,114 from the sale of six properties to our joint venture and a $940 gain from the sale of a portion of a land parcel as a result of an eminent domain taking in the 2021 period. During the 2020 period, we recorded a $23,966 aggregate gain on sale of real estate, resulting from the deconsolidation of and sale of equity interests in our joint venture and the sale of one other property.
Interest income. Interest income represents interest earned on our cash balances. The decrease in interest income is primarily due to lower returns on invested cash during the 2021 period as compared to the 2020 period.
Interest expense. The decrease in interest expense in the 2021 period is primarily due to lower average outstanding indebtedness in the 2021 period as compared to the 2020 period.
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
Net income attributable to common shareholders. The increase in net income attributable to common shareholders for the 2021 period compared to the 2020 period reflects the changes noted above.
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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including NOI, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income or net income attributable to common shareholders as presented in our consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net income to NOI for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020
Reconciliation of Net Income to NOI:
Net income	$119,682	$81,205
Equity in earnings of investees	(40,918)	(529)
Income tax expense	273	277
Income before income tax expense and equity in earnings of investees	79,037	80,953
Gain on early extinguishment of debt	—	(120)
Interest expense	35,625	51,619
Interest income	—	(113)
Gain on sale of real estate	(12,054)	(23,996)
General and administrative	16,724	19,580
Acquisition and certain other transaction related costs	1,132	200
Depreciation and amortization	50,598	70,518
NOI	$171,062	$198,641

NOI:
Hawaii Properties	$82,436	$79,028
Mainland Properties	88,626	119,613
NOI	$171,062	$198,641
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
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Reconciliation of Net Income attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders:
Net income attributable to common shareholders	$119,682	$82,071
Depreciation and amortization	50,598	70,518
Equity in earnings of unconsolidated joint venture	(40,918)	(529)
Share of FFO from unconsolidated joint venture	4,823	556
Gain on sale of real estate	(12,054)	(23,996)
FFO adjustments attributable to noncontrolling interest	—	(7,656)
FFO attributable to common shareholders	122,131	120,964
Acquisition and certain other transaction related costs	1,132	200
Gain on early extinguishment of debt	—	(120)
Normalized FFO attributable to common shareholders	$123,263	$121,044

Weighted average common shares outstanding - basic	65,169	65,104
Weighted average common shares outstanding - diluted	65,211	65,114

Per common share data (basic and diluted)
FFO attributable to common shareholders	$1.87	$1.86
Normalized FFO attributable to common shareholders	$1.89	$1.86

LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties and borrowings under our revolving credit facility. With $568,000 of availability under our revolving credit facility as of February 11, 2022, 71.9% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 5.8% of our annualized rental revenues as of December 31, 2021 from expiring leases over the next 12 months, we believe that these sources of funds will be sufficient to meet our current operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and the foreseeable future thereafter. The pending Monmouth Transaction and our financing of such acquisition may adversely affect our operating liquidity and resources as further described in “Risk Factors—Risks Related to the Monmouth Transaction—If we do not enter into a joint venture with one or more institutional investors for equity investments in the amounts we currently expect, or if our committed debt financing is not available, we may be required to obtain alternative financing for the Monmouth Transaction on terms which are materially less favorable to us.” in this Annual Report on Form 10-K.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$22,834	$34,550
Net cash provided by (used in):
Operating activities	110,650	114,564
Investing activities	22,875	(4,522)
Financing activities	(126,962)	(121,758)
Cash and cash equivalents and restricted cash at end of period	$29,397	$22,834
The decrease in net cash provided by operating activities for the year ended December 31, 2021 compared to the prior year is primarily due to changes in our working capital. The change in net cash provided by investing activities in the 2021 period to net cash used by investing activities in the 2020 period is primarily due to the sale of six properties to our joint venture, partially offset by our acquisition of five properties in the 2021 period compared to the acquisition of two properties in the 2020 period. The increase in net cash used in financing activities in the 2021 period compared to the 2020 period was primarily due to the proceeds we received from our joint venture transactions in the 2020 period, partially offset by a prepayment of a mortgage note and higher net borrowings under our revolving credit facility in the 2020 period.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Except as described below with respect to the Monmouth Transaction, our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities to, and our ability to successfully, acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on our debt covenants and certain other financial metrics. We generally do not intend to purchase ‘‘turn around’’ properties, or properties that do not generate positive cash flows, but we may undertake construction or redevelopment activities on our properties. During the year ended December 31, 2021, we acquired a developable land parcel for $2,319, including acquisition costs of $119. We expect to spend approximately $14,000 to construct a building for lease on this land.
As of December 31, 2021, we had cash and cash equivalents of $29,397. To maintain our qualification for taxation as a REIT under the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. In order to fund cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions, to pay operating or capital expenses or to fund any future property acquisitions, development or redevelopment efforts, we maintain a $750,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility was December 29, 2021. In November 2021, we exercised our option to extend the maturity date of our revolving credit facility by six months to June 29, 2022. We have an additional option to extend the maturity date of our revolving credit facility for one six month period, subject to the payment of an extension fee and meeting other conditions. We pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium that varies based on our leverage ratio. We are required to pay a commitment fee on the unused portion of our revolving credit facility. At December 31, 2021, the interest rate premium on our revolving credit facility was 130 basis points and our commitment fee was 25 basis points. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.41%. As of December 31, 2021 and February 11, 2022, we had $182,000 outstanding under our revolving credit facility, and $568,000 available to borrow under our revolving credit facility.
Our credit agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1,500,000 in certain circumstances.
As of December 31, 2021, our debt maturities (other than revolving credit facility), consisted of mortgage notes with an aggregate principal amount of $650,000, which is secured by 186 of our properties (178 land parcels and eight buildings) containing approximately 9.6 million square feet located on the island of Oahu, HI. This non-amortizing loan matures on February 7, 2029 and requires monthly payments of interest only at a fixed rate of 4.31% per annum.
During the year ended December 31, 2021, we acquired four industrial properties and one parcel of developable land containing 1,644,508 rentable square feet for an aggregate purchase price of $134,730, including acquisition related costs of $1,030.
In November 2021, we entered into the Merger Agreement related to the Monmouth Transaction, which will add 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties containing over 26 million square feet with a weighted average remaining lease term of approximately eight years to our portfolio. We intend to finance the Monmouth Transaction by entering into a joint venture with one or more institutional investors for equity investments and with proceeds from new mortgage debt and the assumption of existing Monmouth mortgage debt. Depending on the ultimate amount of the joint venture equity investments, we may also use proceeds from the sale of some of Monmouth’s properties to finance the Monmouth Transaction. In addition, in connection with the financing of the Monmouth Transaction, we have obtained commitments from lenders to make a bridge loan of up to $4,000,000 available to us. The Monmouth Transaction is subject to the satisfaction of conditions, including the receipt of requisite approval by Monmouth’s stockholders and is expected to close in the first quarter of 2022. For more information regarding the Monmouth Transaction and the associated risks, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item I, “Business,” and Part I, Item 1A, “Risk Factors.”

In the first quarter of 2020, we entered into agreements related to our joint venture for 12 of our properties in the mainland United States with an unrelated third party institutional investor and contributed those 12 properties to our joint venture. We received an aggregate amount of $108,676, which included certain costs associated with the formation of our joint venture from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. In November 2020, we sold an additional 39% equity interest from our then remaining 61% equity interest to a second unrelated third party institutional investor for an additional $108,812, which included certain costs associated with the formation of our joint venture, and we retained a 22% equity interest in our joint venture following the sale. Effective as of the sale in November 2020, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option.
We recognized a 39% noncontrolling interest in our consolidated financial statements for the year ended December 31, 2020. The portion of our joint venture's net loss not attributable to us, or $866 for the year ended December 31, 2020, is reported as noncontrolling interest in our consolidated statements of comprehensive income. During the year ended December 31, 2020, our joint venture made aggregate cash distributions of $14,049, including $5,479 to the first joint venture investor.
In December 2021, we sold six recently acquired properties to our joint venture for an aggregate price of approximately $205,789. We received proceeds from the investors, who own an aggregate of 78% equity interest in the joint venture, for an aggregate amount of $160,516 and recognized a net gain on sale of $11,114 on this transaction, which is included in gain on sale of real estate in our consolidated statements of comprehensive income. We used the net proceeds from this transaction to reduce outstanding borrowings under our revolving credit facility.
During the year ended December 31, 2021, we recorded an increase in the fair value of our investment in our joint venture of $45,273, as equity in earnings of investees in our consolidated statements of comprehensive income. In addition, during the year ended December 31, 2021 our joint venture made aggregate cash distributions of $2,640 to us.
For more information regarding our investing and financing activities, our joint venture, the use of the equity method for our joint venture, see Notes 2, 3 and 6 to the Notes to Consolidated Financial Statements included in Part IV, of this Annual Report on Form 10-K.
We expect to use borrowings under our revolving credit facility, proceeds we may receive from sales of properties to or equity investments in our joint venture or any future joint ventures we may enter into and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage notes in connection with future acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our revolving credit facility or our other debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, extending the maturity date of our revolving credit facility, participating in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
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
During the year ended December 31, 2021, we paid quarterly cash distributions to our shareholders totaling $86,236 using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2020, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, of this Annual Report on Form 10-K.

On January 13, 2022, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,600, to shareholders of record on January 24, 2022. We expect to pay this distribution to our shareholders on or about February 17, 2022 using existing cash balances and borrowings under our revolving credit facility.
During the years ended December 31, 2021 and 2020, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2021	2020
Tenant improvements and leasing costs (1)	$5,819	$2,880
Building improvements (2)	3,732	4,141
Development, redevelopment and other activities (3)	660	26
	$10,211	$7,047
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

As of December 31, 2021, we had estimated unspent leasing related obligations of $2,224, of which $1,671 is expected to be spent during the next 12 months.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2021 were borrowings outstanding under our revolving credit facility and a $650,000 non-recourse, mortgage loan that is secured by 186 of our properties. The mortgage loan agreement contains certain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement contains covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions to our shareholders in certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2021, we believe we were in compliance with all the covenants and other terms under our credit agreement.
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
The loan agreement and related documents governing our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of December 31, 2021, we believe we were in compliance with all the covenants and other terms under this loan agreement.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our other filings with the SEC, including our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant's financial condition (which may be affected by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations, we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. RMR LLC’s annual Sustainability Report summarizes the ESG initiatives of RMR LLC and its client companies, including ILPT. RMR LLC's Sustainability Report may be accessed on RMR Inc.'s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated into this Annual Report on Form 10-K.
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
Fixed Rate Debt
As of December 31, 2021, our outstanding fixed rate debt consisted of the following mortgage notes:

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
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at December 31, 2021 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $42,600.
Floating Rate Debt
At December 31, 2021, our floating rate debt consisted of $182,000 outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2022, We have an option to extend the maturity date of our revolving credit facility for one six month period, subject to the payment of extension fees and satisfaction of other conditions. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at LIBOR plus a premium that varies based on our leverage ratio. Accordingly, we are vulnerable to changes in the U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of this obligation, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2021:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2021	1.41%	$182,000	$2,566	$(0.04)
One percentage point increase	2.41%	$182,000	$4,386	$(0.07)
(1)    Based on the diluted weighted average common shares outstanding for the year ended December 31, 2021.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2021	1.41%	$750,000	$10,575	$(0.16)
One percentage point increase	2.41%	$750,000	$18,075	$(0.28)
(1)Based on the diluted weighted average common shares outstanding for the year ended December 31, 2021.

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
LIBOR Phase Out

As of December 31, 2021, LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR and interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that any changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We cannot be certain of what standard, if any, will replace LIBOR.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2021, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2021 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2018 Equity Compensation Plan, or the 2018 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2018 Plan. The terms of awards made under the 2018 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2021:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securityholders-2018 Plan	None.	None.	3,595,408 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	3,595,408 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2018 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2018 Plan.
Payments by us to RMR LLC employees are described in Notes 7 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

2.1
Agreement and Plan of Merger, dated as of November 5, 2021, by and among the Company, Monmouth Real Estate Investment Corporation and Maple Delaware Merger Sub LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2021.)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 7, 2022, by and among the Company, Monmouth Real Estate Investment Corporation and Maple Delaware Merger Sub LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 7, 2022.)

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

4.2	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

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

10.5
Second Amendment to Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.6
Property Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.7	2018 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.8	Form of Share Award Agreement.(+) (Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

10.9	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.10	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.11	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2021.)

10.12
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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2021 and December 31, 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows, for the year then ended, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Investment in Unconsolidated Joint Venture (Valuation) - Refer to Note 3 and 6 to the financial statements
Critical Audit Matter Description
The Company holds an equity interest in an unconsolidated investment that is accounted for using the equity method of accounting under the fair value option.
We identified the valuation of this investment as a critical audit matter as the fair value determination of this investment requires management to make significant estimates and assumptions related to the discount rate, exit capitalization rates, holding periods and market rents of the real estate assets underlying this investment. Each of these assumptions is sensitive to future market or industry conditions. A high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the reasonableness of management's estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of this investment included the following, among others:

•Test design and implementation of controls over valuation of real estate assets underlying this investment.
•Discuss with management the rationale for significant assumptions used in preparing the valuation to assess the reasonableness of such assumptions in light of market or other data available including evidence obtained in other areas of our audit.
•Obtain from management the documentation supporting the significant assumptions used in preparing the valuations to assess the reasonableness of such assumptions and ascertain whether the assumptions used are consistent with those market participants would use to value the real estate assets underlying this investment
We evaluated the Company’s determination of fair value by performing the following:
•With the assistance of our fair value specialists, we evaluated a selection of real estate assets using a risk-based approach for the reasonableness of the (1) valuation methodologies used; and (2) significant assumptions made, including the exit capitalization rate, discount rates, holding periods and market rent rates applied.
•Testing the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 15, 2022
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Industrial Logistic Properties Trust (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those financial statements.
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
February 15, 2022

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income, shareholders' equity and cash flows of Industrial Logistics Properties Trust (the Company) for the year ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Boston, Massachusetts
February 24, 2020

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$699,037	$709,099
Buildings and improvements	1,049,796	1,099,971
Total real estate properties, gross	1,748,833	1,809,070
Accumulated depreciation	(167,490)	(141,406)
Total real estate properties, net	1,581,343	1,667,664
Investment in unconsolidated joint venture	143,021	60,590
Acquired real estate leases, net	63,441	83,644
Cash and cash equivalents	29,397	22,834
Rents receivable, including straight line rents of $69,172 and $62,753, respectively	75,877	69,511
Deferred leasing costs, net	8,883	4,595
Debt issuance costs, net	804	1,477
Due from related persons	—	2,665
Other assets, net	5,792	2,765
Total assets	$1,908,558	$1,915,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$182,000	$221,000
Mortgage notes payable, net	646,124	645,579
Assumed real estate lease obligations, net	12,435	14,630
Accounts payable and other liabilities	16,281	14,716
Rents collected in advance	8,394	7,811
Security deposits	3,097	6,540
Due to related persons	2,185	2,279
Total liabilities	870,516	912,555

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,404,592 and 65,301,088 shares issued and outstanding, respectively	654	653
Additional paid in capital	1,012,224	1,010,819
Cumulative net income	343,908	224,226
Cumulative common distributions	(318,744)	(232,508)
Total shareholders' equity	1,038,042	1,003,190
Total liabilities and shareholders' equity	$1,908,558	$1,915,745

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Rental income	$219,874	$254,575	$229,234

Expenses:
Real estate taxes	30,134	35,185	30,367
Other operating expenses	18,678	20,749	17,643
Depreciation and amortization	50,598	70,518	61,927
Acquisition and certain other transaction related costs	1,132	200	—
General and administrative	16,724	19,580	17,189
Total expenses	117,266	146,232	127,126

Gain on sale of real estate	12,054	23,996	—
Interest income	—	113	743
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $2,022, $2,481 and $2,017, respectively)	(35,625)	(51,619)	(50,848)
Gain on early extinguishment of debt	—	120	—
Income before income tax expense and equity in earnings of investees	79,037	80,953	52,003
Income tax expense	(273)	(277)	(171)
Equity in earnings of investees	40,918	529	666
Net income	$119,682	$81,205	$52,498
Net loss attributable to noncontrolling interest	—	866	—
Net income attributable to common shareholders	$119,682	$82,071	$52,498

Weighted average common shares outstanding - basic	65,169	65,104	65,049
Weighted average common shares outstanding - diluted	65,211	65,114	65,055

Per common share data (basic and diluted):
Net income attributable to common shareholders	$1.83	$1.26	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

						Total Equity	Total Equity
	Number of		Additional		Cumulative	Attributable to	Attributable to	Total
	Common	Common	Paid In	Cumulative	Common	Common	Noncontrolling	Shareholders’
	Shares	Shares	Capital	Net Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2018	65,074,791	$651	$998,447	$89,657	$(60,482)	$1,028,273	$—	$1,028,273
Net income	—	—	—	52,498	—	52,498	—	52,498
Share grants	119,200	1	1,110	—	—	1,111	—	1,111
Share repurchases	(11,963)	—	(253)	—	—	(253)	—	(253)
Share forfeitures	(1,400)	—	(2)	—	—	(2)	—	(2)
Distributions to common shareholders	—	—	—	—	(85,937)	(85,937)	—	(85,937)
Balance at December 31, 2019	65,180,628	$652	$999,302	$142,155	$(146,419)	$995,690	$—	$995,690
Net income (loss)	—	—	—	82,071	—	82,071	(866)	81,205
Share grants	139,100	1	2,335	—	—	2,336	—	2,336
Share repurchases	(18,060)	—	(382)	—	—	(382)	—	(382)
Share forfeitures	(580)	—	(3)	—	—	(3)	—	(3)
Distributions to common shareholders	—	—	—	—	(86,089)	(86,089)	—	(86,089)
Contributions from noncontrolling interest	—	—	9,567	—	—	9,567	98,375	107,942
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,479)	(5,479)
Sale of interest in joint venture	—	—	—	—	—	—	(92,030)	(92,030)
Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	$(232,508)	$1,003,190	$—	$1,003,190
Net income (loss)	—	—	—	119,682	—	119,682	—	119,682
Share grants	139,800	1	2,331	—	—	2,332	—	2,332
Share repurchases	(35,596)	—	(922)	—	—	(922)	—	(922)
Share forfeitures	(700)	—	(4)	—	—	(4)	—	(4)
Distributions to common shareholders	—	—	—	—	(86,236)	(86,236)	—	(86,236)
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$(318,744)	$1,038,042	$—	$1,038,042

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,682	$81,205	$52,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,457	43,821	38,177
Net amortization of debt issuance costs, premiums and discounts	2,022	2,481	2,017
Amortization of acquired real estate leases and assumed real estate lease obligations	16,656	24,573	21,465
Amortization of deferred leasing costs	938	1,357	1,113
Straight line rental income	(7,263)	(9,041)	(4,345)
Gain on early extinguishment of debt	—	(120)	—
Gain on sale of real estate	(12,054)	(23,996)	—
Other non-cash expenses	2,328	2,331	1,109
Unconsolidated joint venture distributions	2,640	—	—
Equity in earnings of investees	(40,918)	(529)	(666)
Distributions of earnings from Affiliates Insurance Company	—	—	666
Change in assets and liabilities:
Rents receivable	54	(2,907)	(1,497)
Deferred leasing costs	(4,694)	(2,443)	(1,457)
Due from related persons	2,665	(3,871)	(114)
Other assets	(3,434)	(1,068)	(594)
Accounts payable and other liabilities	2,525	2,613	3,095
Rents collected in advance	583	279	3,438
Security deposits	(3,443)	12	550
Due to related persons	(94)	(133)	845
Net cash provided by operating activities	110,650	114,564	116,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(134,730)	(115,813)	(884,570)
Real estate improvements	(4,911)	(5,857)	(17,157)
Proceeds from sale of properties to joint venture, net	160,506	—	—
Proceeds from sale of properties	1,206	10,578	—
Proceeds from sale of joint venture interests	804	106,283	—
Distributions in excess of earnings from Affiliates Insurance Company	—	287	8,334
Net cash provided by (used in) investing activities	22,875	(4,522)	(893,393)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	—	—	1,000,000
Borrowings under revolving credit facility	301,000	234,000	744,000
Repayments of revolving credit facility	(340,000)	(323,000)	(847,000)
Repayment of mortgage note payable	—	(48,750)	—
Payment of debt issuance costs	(804)	—	(8,775)
Proceeds from noncontrolling interest, net	—	107,942	—
Distributions to noncontrolling interest	—	(5,479)	—
Distributions to common shareholders	(86,236)	(86,089)	(85,937)
Repurchase of common shares	(922)	(382)	(253)
Net cash (used in) provided by financing activities	(126,962)	(121,758)	802,035

Increase (Decrease) cash, cash equivalents and restricted cash	6,563	(11,716)	24,942
Cash, cash equivalents and restricted cash at beginning of period	22,834	34,550	9,608
Cash, cash equivalents and restricted cash at end of period	$29,397	$22,834	$34,550

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURES:
Interest paid	$33,278	$50,433	$46,072
Income taxes paid	$485	$209	$164
Interest capitalized	$—	$—	$187

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$—	$(631,879)	$—
Mortgage notes, net	$—	$403,160	$—
Real estate acquired by assumption of mortgage note payable	$—	$—	$(56,980)
Assumption of mortgage note payable	$—	$—	$56,980
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
    The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$29,397	$22,834	$28,415
Restricted cash	—	—	6,135
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$29,397	$22,834	$34,550

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
Industrial Logistics Properties Trust, or, collectively with its consolidated subsidiaries, we, us or our, is a real estate investment trust, or REIT, formed under Maryland law on September 15, 2017.
As of December 31, 2021, our portfolio was comprised of 288 wholly owned properties. The 288 properties consisted of 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, HI and 62 buildings containing approximately 17.3 million rentable square feet that were industrial and logistics properties located in 30 other states.
As of December 31, 2021, we also owned a 22% equity interest in an unconsolidated joint venture that owns 18 properties located in 12 states in the mainland United States containing approximately 11.7 million rentable square feet.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include the accounts of us and our subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Real Estate Properties. We record properties at cost. Our real estate investments in lands are not depreciated. We calculate depreciation on other real estate investments on a straight line basis over estimated useful lives generally ranging from seven to 40 years. We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine renewal to be probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $781, $791 and $1,195 during the years ended December 31, 2021, 2020 and 2019, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or lease origination value, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $17,437, $25,364 and $22,661 during the years ended December 31, 2021, 2020 and 2019, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of December 31, 2021 and 2020, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2021	2020
Acquired real estate leases:
Capitalized above market lease values	$20,725	$27,323
Less: accumulated amortization	(13,225)	(18,400)
Capitalized above market lease values, net	7,500	8,923

Lease origination value	122,945	135,453
Less: accumulated amortization	(67,004)	(60,732)
Lease origination value, net	55,941	74,721
Acquired real estate leases, net	$63,441	$83,644

Assumed real estate lease obligations:
Capitalized below market lease values	$33,674	$33,927
Less: accumulated amortization	(21,239)	(19,297)
Assumed real estate lease obligations, net	$12,435	$14,630
As of December 31, 2021, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 10.5 years, 6.2 years, and 11.8 years, respectively. Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2021 are estimated to be $12,236 in 2022, $10,891 in 2023, $7,036 in 2024, $4,570 in 2025, $4,052 in 2026 and $12,221 thereafter.
We recognize impairment losses on real estate investments when indicators of impairment are present and the estimated undiscounted cash flow from our real estate investments is less than the carrying amount of such real estate investments. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. We review our properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows expected to be generated from that property. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future undiscounted cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. The determination of undiscounted cash flow includes consideration of many factors including income to be earned from the investment, holding costs (exclusive of interest), estimated selling prices, and prevailing economic and market conditions. No impairments exist on any of our properties as of December 31, 2021 and 2020.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of both December 31, 2021 and 2020, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income.

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
Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, each on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income. Deferred leasing costs totaled $12,918 and $8,116 at December 31, 2021 and 2020, respectively, and accumulated amortization of deferred leasing costs totaled $4,035 and $3,521 at December 31, 2021 and 2020, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2021, are estimated to be $1,222 in 2022, $1,017 in 2023, $953 in 2024, $885 in 2025, $786 in 2026 and $4,020 thereafter.

Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. As of December 31, 2021 and 2020, we had debt issuance costs for our revolving credit facility totaling $6,711 and $5,907, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $5,907 and $4,430, respectively. Debt issuance costs, net of accumulated amortization, for our mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2021 and 2020, we had debt issuance costs, net of accumulated amortization, of $3,876 and $4,421, respectively, for certain of our mortgage notes payable. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and mortgage notes payable as of December 31, 2021 are estimated to be $1,351 in 2022, $547 in 2023, $547 in 2024, $547 in 2025, $547 in 2026 and $1,141 thereafter.
Equity Method Investments. We own a 22% equity interest in an unconsolidated joint venture which owns 18 properties, or our joint venture. The properties owned by our joint venture are encumbered by an aggregate $406,980 of mortgage debts. We do not control the activities that are most significant to our joint venture and, as a result, we account for our investment in our joint venture under the equity method of accounting under the fair value option. See Notes 3 and 6 for more information regarding our joint venture.

We previously accounted for our investment in Affiliates Insurance Company, or AIC, until AIC was dissolved on February 13, 2020. Significant influence was present through common representation on the boards of trustees or directors of us and AIC. See Note 10 for more information regarding our investment in AIC.
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
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all our leases qualify for the

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification, or ASC, 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income.
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
Income Taxes. We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, and, accordingly, we generally are not, and will not be, subject to federal income taxes provided we distribute our taxable income and meet certain organization and operating requirements to qualify for taxation as a REIT. We are, however, subject to certain state and local taxes.
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
Note 3. Real Estate Investments
As of December 31, 2021, our portfolio was comprised of 288 wholly owned properties containing approximately 33,991,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, HI, or our Hawaii Properties, and 62 properties containing approximately 17,262,000 rentable square feet of industrial properties located in 30 other states, or our Mainland Properties. As of December 31, 2021, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 properties located in 12 states in the mainland United States totaling approximately 11,726,000 rentable square feet that were 100% leased.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the years ended December 31, 2021, 2020 and 2019, approximately 50.6%, 42.2% and 43.9%, respectively, of our rental income were from our Hawaii Properties. In addition, subsidiaries of Amazon.com, Inc. that are tenants at certain of our Mainland Properties accounted for $21,440, $38,241 and $31,623 of our rental income for the years ended December 31, 2021, 2020 and 2019, respectively.
During the year ended December 31, 2021, we committed $10,544 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 3,103,000 square feet. Committed, but unspent tenant related obligations based on existing leases as of December 31, 2021, were $2,224, of which $1,671 is expected to be spent during the next 12 months.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Joint Venture Investments
As of December 31, 2021, we have an equity investment in a joint venture that consists of the following:

		ILPT Carrying Value of
	ILPT	Investment at December 31,	Number of		Square
Joint Venture	Ownership	2021	Properties	Location	Feet
18 properties in 12 states	22%	$143,021	18	Various	11,726,000
The following table provides a summary of the mortgage debts of our joint venture:

			Principal Balance
			at December 31,
Joint Venture	Coupon Rate (1)	Maturity Date	2021 (2)
Mortgage note payable (secured by one property in Florida)	3.60%	10/1/2023	$56,980
Mortgage note payable (secured by 11 other properties in eight states)	3.33%	11/7/2029	350,000
Weighted Average/Total	3.37%		$406,980
(1)Includes the effect of mark to market purchase accounting.
(2)Amounts are not adjusted for our minority interest.

In the first quarter of 2020, we entered into agreements related to our joint venture for 12 of our properties in the mainland United States with an unrelated third party institutional investor and contributed those 12 properties to our joint venture. We received an aggregate amount of $108,676, which includes $734 of costs associated with the formation of our joint venture from that investor for a 39% equity interest in our joint venture and we retained the remaining 61% equity interest in our joint venture. In November 2020, we sold an additional 39% equity interest from our remaining 61% equity interest in our joint venture to a second unrelated third party institutional investor for $108,812, which included certain costs associated with the formation of our joint venture. We deconsolidated the net assets of our joint venture and recognized a net gain on sale of $23,415 on this transaction for the year ended December 31, 2020, which is included in gain on sale of real estate in our consolidated statements of comprehensive income. After giving effect to the sale in November 2020, we continue to own a 22% equity interest in our joint venture, but have determined that we are no longer the primary beneficiary. Effective as of the date of such sale, we deconsolidated our joint venture and, since that time, we account for our joint venture using the equity method of accounting under the fair value option. Our initial investment amount was based on an aggregate property valuation of $680,000, less $406,980 of existing mortgage debts on the properties that our joint venture assumed. We used the net proceeds from the sale of our equity interests in the joint venture to reduce outstanding borrowings under our revolving credit facility. See Note 6 for more information regarding the use of the equity method for our joint venture.
We recognized a noncontrolling interest in our consolidated balance sheet of $98,375 as of the completion of this transaction in the first quarter of 2020, which was equal to 39% of our aggregate carrying value of the total equity of the properties immediately prior to our respective contributions of the properties to our joint venture. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was $9,567, has been reflected as an increase in additional paid in capital in our consolidated balance sheet. The portion of our joint venture's net loss not attributable to us, or $866 for the year ended December 31, 2020 is reported as noncontrolling interest in our consolidated statements of comprehensive income. During the year ended December 31, 2020, our joint venture made aggregate cash distributions of $14,049, $5,479 to the first joint venture investor, which was reflected as a decrease in total equity attributable to noncontrolling interest and $8,570 to us. We determined that, while we owned a 61% equity interest in our joint venture, our joint venture was a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Boards, or FASB, ASC. We concluded that we must consolidate this VIE, and we did so, until we sold an additional 39% equity interest in our joint venture in November 2020. We reached this determination because we were the entity with the power to direct the activities that most significantly impacted the VIE's economic performance and we had the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore were the primary beneficiary of the VIE. The joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements.
In December 2021, we sold six recently acquired properties to our existing joint venture for an aggregate price of approximately $205,789. We received proceeds from the investors, who own an aggregate of 78% equity interest in the joint venture, for an aggregate amount of $160,516 and recognized a net gain on sale of $11,114 on this transaction, which is

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

included in gain on sale of real estate in our consolidated statements of comprehensive income. We used the $160,516 of proceeds from this transaction to reduce amounts outstanding under our $750,000 unsecured revolving credit facility.
During the year ended December 31, 2021, we recorded an increase in the fair value of our investment in our joint venture of $45,273 as equity in earnings of investees in our consolidated statements of comprehensive income. In addition, during the year ended December 31, 2021 our joint venture made aggregate cash distributions of $2,640 to us. See Note 6 for more information regarding our joint venture.
2021 Acquisitions:
During the year ended December 31, 2021, we acquired four industrial properties and one parcel of developable land containing 1,644,508 rentable square feet for an aggregate purchase price of $134,730, including acquisition related costs of $1,030. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

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
Monmouth Transaction:
In November 2021, we, our wholly owned subsidiary and Monmouth Real Estate Investment Corporation, or Monmouth, entered into an Agreement and Plan of Merger, pursuant to which we have agreed to acquire all of the outstanding shares of Monmouth for $21.00 per Monmouth share in cash, in a transaction valued at approximately $4,000,000, including the assumption of existing Monmouth mortgage debt, as well as transaction costs, referred to as the Monmouth Transaction. The Monmouth Transaction will add 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties containing over 26 million square feet with a weighted average remaining lease term of approximately eight years to our portfolio. The Monmouth Transaction is expected to close in the first quarter of 2022. The Monmouth Transaction is subject to the satisfaction of conditions, including the receipt of requisite approval by Monmouth’s stockholders. We cannot be sure that these conditions will be satisfied. Accordingly, the Monmouth Transaction may not close when expected or at all, or the terms of the Monmouth Transaction may change.

2020 Acquisitions:
During the year ended December 31, 2020, we acquired two industrial properties containing a combined 1,465,846 rentable square feet for an aggregate purchase price of $115,813, including acquisition related costs of $332. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

2019 Acquisitions:
During the year ended December 31, 2019, we acquired 30 industrial properties containing a combined 13,288,180 rentable square feet for an aggregate purchase price of $941,550, including acquisition related costs of $4,800. These acquisitions were accounted for as acquisitions of assets. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

							Acquired	Acquired	Discount
		Number	Rentable			Buildings	Real	Real Estate	on
		of	Square	Purchase		and	Estate	Lease	Assumed
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases	Obligations	Debt
February 2019	2 mainland states	7	3,708,343	$250,276	$19,558	$205,811	$24,907	$—	$—
April 2019	Indianapolis, IN	1	493,500	$30,517	$2,817	$24,836	$2,864	$—	$—
April 2019	12 mainland states	20	8,694,321	$628,457	$52,546	$519,829	$56,715	$(1,965)	$1,332
August 2019	Columbus, OH	2	392,016	$32,300	$2,393	$27,363	$2,544	$—	$—
		30	13,288,180	$941,550	$77,314	$777,839	$87,030	$(1,965)	$1,332
2021 Disposition:
As a result of an eminent domain taking in September 2021, we sold a portion of a land parcel located in Rock Hill, South Carolina for $1,400, excluding closing costs, resulting in a net gain on sale or real estate of $940.
2020 Disposition:
During the year ended December 31, 2020, we sold one property located in Virginia containing approximately 308,000 rentable square feet for a sales price of $10,775, excluding closing costs. The sale of this property, as presented in the table below, does not represent a significant disposition or a strategic shift. As a result, the results of operations of this property are included in continuing operations through the date of sale in our consolidated statements of comprehensive income.

	Number of		Square	Gross	Gain on Sale of
Date of Sale	Properties	Location	Feet	Sale Price (1)	Real Estate
December 2020	1	Winchester, VA	308,217	$10,775	$581
(1) Gross sale price is the gross contract price, adjusted for purchase price adjustments, if any, and excluding closing costs.

We did not dispose of any properties during the year ended December 31, 2019.
Note 4. Leases

Rental income from operating leases, including payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $7,263, $9,041 and $4,345 to record revenue on a straight line basis during the years ended December 31, 2021, 2020 and 2019, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $38,732, $45,858 and $40,898 for the years ended December 31, 2021, 2020 and 2019, respectively, of which tenant reimbursements totaled $37,379, $44,878 and $38,755, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2064 as of December 31, 2021:

Year	Amount
2022	$168,063
2023	158,620
2024	144,767
2025	132,238
2026	126,105
Thereafter	1,031,288
$1,761,081

Note 5. Indebtedness

As of December 31, 2021 and 2020, our outstanding indebtedness consisted of the following:

					Net Book
					Value
	Principal Balance as of				of Collateral
	December 31,		Interest		At December 31,
	2021 (1)	2020 (1)	Rate	Maturity	2021
Unsecured revolving credit facility (2)	$182,000	$221,000	1.41%	Jun 2022	$—
Mortgage notes payable (secured by 186 properties in Hawaii)	650,000	650,000	4.31%	Feb 2029	491,235
	832,000	871,000			$491,235
Unamortized debt issuance costs	(3,876)	(4,421)
	$828,124	$866,579

(1)The principal balances are the amounts stated in contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)The maturity date of our revolving credit facility is June 29, 2022 and we have the option to extend the maturity date for one six month period through December 29, 2022.

We have a $750,000 unsecured revolving credit facility that is available for our general business purposes, including acquisitions. The maturity date of our revolving credit facility was December 29, 2021. In November 2021, we exercised our first option to extend the maturity date of the facility by six months to June 29, 2022. We have an additional option to extend the maturity date of our revolving credit facility for one six month period, subject to payment of extension fees and satisfaction of other conditions. We may borrow, repay and reborrow funds under our revolving credit facility until maturity, and no principal repayment is due until maturity. Interest on borrowings under our revolving credit facility is calculated at floating rates based on LIBOR plus a premium that varies based on our leverage ratio. We are also required to pay a commitment fee on the unused portion of our revolving credit facility. The agreement governing our revolving credit facility, or our credit agreement, also includes a feature under which the maximum borrowing availability under our revolving credit facility may be increased to up to $1,500,000 in certain circumstances. As of December 31, 2021 and 2020, interest payable on the amount outstanding under our revolving credit facility was LIBOR plus 130 basis points and 155 basis points, respectively. As of December 31, 2021 and 2020, the interest rate payable on borrowings under our revolving credit facility was 1.41% and 1.70%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 1.44%, 2.36% and 3.68% for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and February 11, 2022, we had $182,000 outstanding under our revolving credit facility, and $568,000 available to borrow under our revolving credit facility.
Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our credit agreement also contains a number of covenants,

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

including covenants that restrict our ability to incur debts or to make distributions in certain circumstances, and generally requires us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the covenants under our credit agreement at December 31, 2021.
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
The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2021 are as follows:

	Principal
Year	Payment
2022	$182,000
2023	—
2024	—
2025	—
2026	—
Thereafter	650,000
	$832,000	(1)
(1)Total debt outstanding as of December 31, 2021, including unamortized debt issuance costs of $3,876, was $828,124.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, our revolving credit facility, mortgage notes payable, accounts payable, security deposits, rents collected in advance and amounts due from or to related persons. At December 31, 2021 and 2020, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to the short term nature or floating interest rates, except as follows:

	At December 31, 2021		At December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable	$646,124	$709,198	$645,579	$730,119
(1)Includes unamortized debt issuance costs, premiums and discounts of $3,876 and $4,421 as of December 31, 2021 and 2020, respectively.

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
The table below presents certain of our assets measured on a recurring basis at fair value categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted	Significant
		Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
At December 31, 2021
Investment in unconsolidated joint venture (1)	$143,021	$—	$—	$143,021
At December 31, 2020
Investment in unconsolidated joint venture	$60,590	$—	$—	$60,590
(1)We own a 22% equity interest in a joint venture that owns 18 properties and is included in investment in unconsolidated joint venture in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates of between 5.25% and 6.50%, exit capitalization rates of between 4.50% and 5.50%, direct capitalization rates of between 4.00% and 4.50%, holding periods of approximately 10 years and market rents. The assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 3 for further information regarding our joint venture.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 7. Shareholders’ Equity
Common Share Awards:
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the years ended December 31, 2021, 2020 and 2019, we awarded to our officers and other employees of RMR LLC annual share awards of 118,800, 108,600 and 104,200 of our common shares, respectively, valued at $3,086, $2,460 and $2,260, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we awarded each of our six Trustees 3,500 of our common shares in 2021 with an aggregate value of $538 ($90 per Trustee) as part of their annual compensation. During the year ended December 31, 2020, we awarded each of our then seven Trustees 3,500 of our common shares with an aggregate value of $460 ($66 per Trustee) as part of their annual compensation. Also in 2020, in connection with the election of two of our Trustees, we awarded 3,000 of our common shares to each such Trustee with an aggregate value of $141 ($71 per Trustee) as part of their annual compensation. During 2019, we awarded each of our then five Trustees 3,000 of our common shares with an aggregate value of $281 ($56 per Trustee) as part of their annual compensation. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, vested and forfeited under the terms of the 2018 Plan for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Unvested at beginning of year	162,200	$22.37	108,200	$22.08	43,280	$23.33
Granted	139,800	25.93	139,100	22.01	119,200	21.32
Vested	(108,920)	23.78	(84,520)	21.41	(52,880)	20.78
Forfeited	(700)	22.24	(580)	22.20	(1,400)	22.39
Unvested at end of year	192,380	$24.15	162,200	$22.37	108,200	$22.08
The 192,380 unvested shares as of December 31, 2021 are scheduled to vest as follows: 66,520 shares in 2022, 59,320 shares in 2023, 42,780 shares in 2024 and 23,760 in 2025. As of December 31, 2021, the estimated future compensation expense for the unvested shares was approximately $4,188. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2021, 2020 and 2019, we recorded $2,329, $2,331 and $1,109 respectively, of compensation expense related to the 2018 Plan.
At December 31, 2021, 3,595,408 common shares remain available for issuance under the 2018 Plan.
Common Share Purchases:
During the years ended December 31, 2021, 2020 and 2019, we repurchased an aggregate of 35,596, 18,060 and 11,963 of our common shares, respectively, at weighted average prices of $25.91, $21.16 and $21.19 per common share, respectively, from certain of our Trustees and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Distributions:
During the years ended December 31, 2021, 2020 and 2019, we paid distributions on our common shares as follows:

	Annual Per		Characterization of Distribution
	Share	Total	Return of	Ordinary	Capital
Year	Distribution	Distribution	Capital	Income	Gain
2021	$1.32	$86,236	—%	93.2%	6.8%
2020	$1.32	$86,089	—%	71.0%	29.0%
2019	$1.32	$85,937	21.8%	78.2%	—%
On January 13, 2022, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,600, to shareholders of record on January 24, 2022. We expect to pay this distribution to our shareholders on or about February 17, 2022.
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

	Year Ended December 31,
	2021	2020	2019
Numerators:
Net income attributable to common shareholders	$119,682	$82,071	$52,498
Income attributable to unvested participating securities	(307)	(154)	(48)
Net income attributable to common shareholders used in calculating earnings per share	$119,375	$81,917	$52,450

Denominators:
Weighted average common shares for basic earnings per share	65,169	65,104	65,049
Effect of dilutive securities: unvested share awards	42	10	6
Weighted average common shares for diluted earnings per share	65,211	65,114	65,055

Net income attributable to common shareholders per common share - basic	$1.83	$1.26	$0.81
Net income attributable to common shareholders per common share - diluted	$1.83	$1.26	$0.81
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
•Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

◦the sum of (i) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (ii) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (iii) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and
◦the sum of (i) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (ii) 0.5% of our Average Market Capitalization exceeding $250,000.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
◦An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
–if the relevant measurement period ends on or before December 31, 2020, $1,560,000 (our unadjusted equity market capitalization as calculated at our IPO) or, if the relevant measurement period ends thereafter, our equity market capitalization on the last trading day of the calendar year immediately prior to the relevant measurement period, and
–the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. Effective as of August 1, 2021, we and RMR LLC amended our business management agreement to replace the benchmark index used in the calculation of incentive management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Industrial REIT Index replaced the discontinued SNL U.S. REIT Industrial Index and will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Industrial Index will continue to be used. Accordingly, the calculation of incentive management fees for the next two measurement periods will continue to use the SNL U.S. REIT Industrial Index in calculating the benchmark returns for periods through July 31, 2021. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Industrial Index.
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
◦The measurement periods are generally three year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2020 (the period beginning on January 12, 2018, the first day our common shares began trading, and ending on December 31, 2020) and 2019 (the period beginning on January 12, 2018 and ending on December 31, 2019).
◦If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index in any year, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index in any year, determined on a cumulative basis (i.e., between 200 basis points and 500 basis points per year multiplied by the number of years in the measurement period and below the applicable market index).
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $10,562, $12,983 and $11,897 for the years ended December 31, 2021, 2020 and 2019. The net business management fees we recognized for the year ended December 31, 2020 include $1,005 of management fees paid to RMR LLC by our joint venture that was a consolidated subsidiary of ours until November 2020. See Note 3 for further information regarding this joint venture and the fee payments to RMR LLC with respect to this joint venture. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2021, 2020 and 2019.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $6,606, $7,472 and $7,548 for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, $6,395, $7,267 and $6,697, respectively, of the total net property management and construction supervision fees were expensed to other operating expenses in our consolidated statements of comprehensive income and $211, $205 and $851, respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $4,786, $4,948 and $4,269 for these expenses and costs for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, for these periods.
•Term. Our management agreements with RMR LLC have terms that end on December 31, 2041, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
Management Agreements between Our Joint Venture and RMR LLC. As described further in Note 3, we own a 22% equity interest in our joint venture. RMR LLC provides management services to our joint venture. Prior to November 2020, our joint venture was our consolidated subsidiary and, as such, we were obligated to pay fees under our management agreements with RMR LLC regarding our joint venture; however, any fees paid by that joint venture were credited against the fees payable by us to RMR LLC. Starting in November 2020, our joint venture is no longer our consolidated subsidiary and, as a result, we are no

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

longer required to pay management fees to RMR LLC with respect to our joint venture and fees our joint venture pays to RMR LLC are no longer credited against amounts we owe to RMR LLC.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
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
AIC. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR LLC provides management services owned AIC in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019. We paid aggregate annual premiums, including taxes and fees, of $266 in connection with this insurance program for the policy year ended June 30, 2019.
In connection with AIC’s dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019, an additional liquidating distribution of approximately $287 in June 2020 and a final liquidating distribution of $12 in December 2021.
We recognized income related to our investment in AIC of $666 for the year ended December 31, 2019, which is presented as equity in earnings of investees in our consolidated statement of comprehensive income. We did not recognize any income related to our investment in AIC for the years ended December 31, 2021 or 2020. As of December 31, 2020, our investment in AIC had a carrying value of $12. This amount is included in other assets in our consolidated balance sheets.

Our Joint Venture. As of December 31, 2020, our joint venture owed to us $2,665 for post-closing adjustments relating to our sale of some of our equity interests to a second third party institutional investor in November 2020. Our joint venture paid these amounts due to us during the year ended December 31, 2021. This amount is presented as due from related persons in our consolidated balance sheet.
In December 2021, we sold six additional recently acquired properties to our joint venture. We received proceeds of approximately $160,516 from the other equity investors in connection with this sale. We and the other equity investors maintained our respective percentage equity interests in our joint venture following this transaction. As of December 31, 2021, we owed $225 to our joint venture for rents that we collected on the behalf of our joint venture. This amount is presented as due to related persons in our consolidated balance sheet. We paid these amounts to our joint venture in January 2022. See Note 3 for further information regarding our joint venture.
TravelCenters of America Inc. In May 2021, we acquired a property located in the Dallas, Texas market from TravelCenters of America Inc., or TA, for a purchase price of $2,319, including acquisition related costs of $119. RMR LLC

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

provides management services to TA and Mr. Portnoy serves as the chair of the board of directors and as a managing director of TA. See Note 3 for further information regarding this acquisition.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(dollars in thousands)

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	4501 Industrial Drive	Fort Smith	AR	Mainland Properties		$900	$3,485	$—	$901	$3,484	$4,385	$(603)	1/29/2015	2013
2	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Properties		800	7,412	39	800	7,451	8,251	(1,292)	1/29/2015	2012
3/4	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Properties		3,100	12,955	5	3,100	12,960	16,060	(2,243)	1/29/2015	1973
5	3870 Ronald Reagan Boulevard	Johnstown	CO	Mainland Properties		2,780	9,722	(1)	2,780	9,721	12,501	(883)	4/9/2019	2007
6	150 Greenhorn Drive	Pueblo	CO	Mainland Properties		200	4,177	—	200	4,177	4,377	(722)	1/29/2015	2013
7	2 Tower Drive	Wallingford	CT	Mainland Properties		1,471	2,165	858	1,471	3,023	4,494	(992)	10/24/2006	1978
8	235 Great Pond Road	Windsor	CT	Mainland Properties		2,400	9,469	—	2,400	9,469	11,869	(2,230)	7/20/2012	2004
9	10450 Doral Boulevard	Doral	FL	Mainland Properties		15,225	28,102	—	15,225	28,102	43,327	(3,280)	6/27/2018	1996
10	2100 NW 82nd Avenue	Miami	FL	Mainland Properties		144	1,297	454	144	1,751	1,895	(892)	3/19/1998	1987
11	1000 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,252	—	—	2,252	—	2,252	—	12/5/2003	—
12	1001 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	15,155	3,312	91	15,155	3,403	18,558	(1,524)	12/5/2003	—
13	1024 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,818	—	—	1,818	—	1,818	—	12/5/2003	—
14	1024 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,385	—	—	1,385	—	1,385	—	12/5/2003	—
15	1027 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	5,444	—	—	5,444	—	5,444	—	12/5/2003	—
16	1030 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	5,655	—	—	5,655	—	5,655	—	12/5/2003	—
17	1038 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	2,576	—	—	2,576	—	2,576	—	12/5/2003	—
18	1045 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	819	—	—	819	—	819	—	12/5/2003	—
19	1050 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,404	873	—	1,404	873	2,277	(394)	12/5/2003	—
20	1052 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,703	—	240	1,703	240	1,943	(98)	12/5/2003	—
21	1055 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,216	—	—	1,216	—	1,216	—	12/5/2003	—
22	106 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,113	—	274	1,113	274	1,387	(97)	12/5/2003	1966
23	1062 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,049	598	82	1,049	680	1,729	(276)	12/5/2003	—
24	1122 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	5,781	—	—	5,781	—	5,781	—	12/5/2003	—
25	113 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	3,729	—	—	3,729	—	3,729	—	12/5/2003	—
26	1150 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	2,445	—	—	2,445	—	2,445	—	12/5/2003	—
27	120 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	1,953	—	1,096	1,953	1,096	3,049	(188)	12/5/2003	1970
28	120 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,132	11,307	1,423	1,132	12,730	13,862	(5,295)	11/23/2004	2004
29	120B Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	1,953	—	—	1,953	—	1,953	—	12/5/2003	1970
30	125 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,630	—	—	1,630	—	1,630	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
31	125B Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,815	—	—	2,815	—	2,815	—	12/5/2003	—
32	1330 Pali Highway	Honolulu	HI	Hawaii Properties	(A)	1,423	—	—	1,423	—	1,423	—	12/5/2003	—
33	1360 Pali Highway	Honolulu	HI	Hawaii Properties	(A)	9,170	—	161	9,170	161	9,331	(135)	12/5/2003	—
34	140 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,100	—	41	1,100	41	1,141	(3)	12/5/2003	—
35	142 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	2,182	—	1,576	2,182	1,576	3,758	(488)	12/5/2003	1972
36	148 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	3,476	—	—	3,476	—	3,476	—	12/5/2003	—
37	150 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	4,887	—	—	4,887	—	4,887	—	12/5/2003	—
38	151 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,956	—	—	1,956	—	1,956	—	12/5/2003	—
39	158 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,488	—	—	2,488	—	2,488	—	12/5/2003	—
40	165 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	758	—	—	758	—	758	—	12/5/2003	—
41	179 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,480	—	—	2,480	—	2,480	—	12/5/2003	—
42	180 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,655	—	—	1,655	—	1,655	—	12/5/2003	—
43	1926 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,872	—	1,722	2,872	1,722	4,594	(645)	12/5/2003	1959
44	1931 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	3,779	—	—	3,779	—	3,779	—	12/5/2003	—
45	197 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,238	—	—	1,238	—	1,238	—	12/5/2003	—
46	2001 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	1,091	—	—	1,091	—	1,091	—	12/5/2003	—
47	2019 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	1,377	—	—	1,377	—	1,377	—	12/5/2003	—
48	2020 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,385	—	—	2,385	—	2,385	—	12/5/2003	—
49	204 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,689	—	—	1,689	—	1,689	—	12/5/2003	—
50	207 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,024	—	—	2,024	—	2,024	—	12/5/2003	—
51	2103 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	3,212	—	—	3,212	—	3,212	—	12/5/2003	—
52	2106 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	1,568	—	228	1,568	228	1,796	(105)	12/5/2003	—
53	2110 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	837	—	—	837	—	837	—	12/5/2003	—
54	212 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,067	—	—	1,067	—	1,067	—	12/5/2003	—
55	2122 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	1,365	—	—	1,365	—	1,365	—	12/5/2003	—
56	2127 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,906	—	67	2,906	67	2,973	(33)	12/5/2003	—
57	2135 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	825	—	—	825	—	825	—	12/5/2003	—
58	2139 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	885	—	—	885	—	885	—	12/5/2003	—
59	214 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,864	—	593	1,864	593	2,457	(127)	12/5/2003	1981

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
60	2140 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	931	—	—	931	—	931	—	12/5/2003	—
61	2144 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,640	—	7,299	2,640	7,299	9,939	(2,703)	12/5/2003	1953
62	215 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,117	—	—	2,117	—	2,117	—	12/5/2003	—
63	218 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,741	—	—	1,741	—	1,741	—	12/5/2003	—
64	220 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,619	—	—	2,619	—	2,619	—	12/5/2003	—
65	2250 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	3,862	—	—	3,862	—	3,862	—	12/5/2003	—
66	2264 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	1,632	—	—	1,632	—	1,632	—	12/5/2003	—
67	2276 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	1,619	—	—	1,619	—	1,619	—	12/5/2003	—
68	228 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,865	—	—	1,865	—	1,865	—	12/5/2003	—
69	2308 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	3,314	—	—	3,314	—	3,314	—	12/5/2003	—
70	231 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	752	—	—	752	—	752	—	12/5/2003	—
71	231B Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,539	—	—	1,539	—	1,539	—	12/5/2003	—
72	2344 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	6,709	—	—	6,709	—	6,709	—	12/5/2003	—
73	238 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,273	—	—	2,273	—	2,273	—	12/5/2003	—
74	2635 Waiwai Loop A	Honolulu	HI	Hawaii Properties	(A)	934	350	683	934	1,033	1,967	(299)	12/5/2003	—
75	2635 Waiwai Loop B	Honolulu	HI	Hawaii Properties	(A)	1,177	105	682	1,177	787	1,964	(188)	12/5/2003	—
76	2760 Kam Highway	Honolulu	HI	Hawaii Properties	(A)	703	—	191	703	191	894	(10)	12/5/2003	—
77	2804 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	1,775	2	—	1,775	2	1,777	—	12/5/2003	—
78	2806 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
79	2808 Kam Highway	Honolulu	HI	Hawaii Properties	(A)	310	—	—	310	—	310	—	12/5/2003	—
80	2809 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,837	—	—	1,837	—	1,837	—	12/5/2003	—
81	2810 Paa Street	Honolulu	HI	Hawaii Properties	(A)	3,340	—	—	3,340	—	3,340	—	12/5/2003	—
82	2810 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	27,699	—	—	27,699	—	27,699	—	12/5/2003	—
83	2812 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,801	3	—	1,801	3	1,804	(2)	12/5/2003	—
84	2814 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	1,925	—	—	1,925	—	1,925	—	12/5/2003	—
85	2815 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,818	—	6	1,818	6	1,824	(2)	12/5/2003	—
86	2815 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	287	—	287	—	12/5/2003	—
87	2816 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,009	27	—	1,009	27	1,036	(12)	12/5/2003	—
88	2819 Mokumoa Street - A	Honolulu	HI	Hawaii Properties	(A)	1,821	—	—	1,821	—	1,821	—	12/5/2003	—
89	2819 Mokumoa Street - B	Honolulu	HI	Hawaii Properties	(A)	1,816	—	—	1,816	—	1,816	—	12/5/2003	—
90	2819 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,090	—	34	2,090	34	2,124	(11)	12/5/2003	—

						Initial Cost to			Gross Amount Carried at
						Company		Costs	Close of Period(4)
							Buildings	Capitalized		Buildings				Original
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
91	2821 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	287	—	287	—	12/5/2003	—
92	2826 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	3,921	—	—	3,921	—	3,921	—	12/5/2003	—
93	2827 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
94	2828 Paa Street	Honolulu	HI	Hawaii Properties	(A)	12,448	—	—	12,448	—	12,448	—	12/5/2003	—
95	2829 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,720	2	(2)	1,720	—	1,720	—	12/5/2003	—
96	2829 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	287	—	287	—	12/5/2003	—
97	2829 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
98	2830 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,146	—	—	2,146	—	2,146	—	12/5/2003	—
99	2831 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	860	—	—	860	—	860	—	12/5/2003	—
100	2831 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,272	529	55	1,272	584	1,856	(262)	12/5/2003	—
101	2833 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	601	—	—	601	—	601	—	12/5/2003	—
102	2833 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,701	—	—	1,701	—	1,701	—	12/5/2003	—
103	2833 Paa Street #2	Honolulu	HI	Hawaii Properties	(A)	1,675	—	—	1,675	—	1,675	—	12/5/2003	—
104	2836 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,353	—	—	1,353	—	1,353	—	12/5/2003	—
105	2838 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	4,262	—	—	4,262	—	4,262	—	12/5/2003	—
106	2839 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	627	—	—	627	—	627	—	12/5/2003	—
107	2839 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,942	—	—	1,942	—	1,942	—	12/5/2003	—
108	2840 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,149	—	—	2,149	—	2,149	—	12/5/2003	—
109	2841 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,088	—	—	2,088	—	2,088	—	12/5/2003	—
110	2844 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,960	14	(14)	1,960	—	1,960	—	12/5/2003	—
111	2846-A Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	2,181	954	—	2,181	954	3,135	(430)	12/5/2003	—
112	2847 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	582	303	184	582	487	1,069	(144)	12/5/2003	—
113	2849 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	860	—	—	860	—	860	—	12/5/2003	—
114	2850 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	287	172	—	287	172	459	(78)	12/5/2003	—
115	2850 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,143	—	—	2,143	—	2,143	—	12/5/2003	—
116	2850 Paa Street	Honolulu	HI	Hawaii Properties	(A)	22,827	—	—	22,827	—	22,827	—	12/5/2003	—
117	2855 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
118	2855 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
119	2857 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	983	—	—	983	—	983	—	12/5/2003	—
120	2858 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
121	2861 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	3,867	—	—	3,867	—	3,867	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
122	2864 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,836	—	7	1,836	7	1,843	(6)	12/5/2003	—
123	2864 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,092	—	—	2,092	—	2,092	—	12/5/2003	—
124	2865 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	1,934	—	—	1,934	—	1,934	—	12/5/2003	—
125	2868 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
126	2869 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,794	—	—	1,794	—	1,794	—	12/5/2003	—
127	2875 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,330	—	—	1,330	—	1,330	—	12/5/2003	—
128	2879 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,789	—	—	1,789	—	1,789	—	12/5/2003	—
129	2879 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,691	—	44	1,691	44	1,735	(15)	12/5/2003	—
130	2886 Paa Street	Honolulu	HI	Hawaii Properties	(A)	2,205	—	—	2,205	—	2,205	—	12/5/2003	—
131	2889 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,783	5	—	1,783	5	1,788	—	12/5/2003	—
132	2906 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,814	2	—	1,814	2	1,816	(1)	12/5/2003	—
133	2908 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,798	23	—	1,798	23	1,821	(3)	12/5/2003	—
134	2915 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	2,579	—	—	2,579	—	2,579	—	12/5/2003	—
135	2927 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,778	—	—	1,778	—	1,778	—	12/5/2003	—
136	2928 Kaihikapu Street - A	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
137	2928 Kaihikapu Street - B	Honolulu	HI	Hawaii Properties	(A)	1,948	—	—	1,948	—	1,948	—	12/5/2003	—
138	2960 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,977	—	—	1,977	—	1,977	—	12/5/2003	—
139	2965 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,140	—	—	2,140	—	2,140	—	12/5/2003	—
140	2969 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	4,038	15	—	4,038	15	4,053	(10)	12/5/2003	—
141	2970 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,722	—	—	1,722	—	1,722	—	12/5/2003	—
142	33 S. Vineyard Boulevard	Honolulu	HI	Hawaii Properties	(A)	844	—	—	844	—	844	—	12/5/2003	—
143	525 N. King Street	Honolulu	HI	Hawaii Properties	(A)	1,342	—	—	1,342	—	1,342	—	12/5/2003	—
144	609 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	616	—	—	616	—	616	—	12/5/2003	—
145	619 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,401	2	12	1,401	14	1,415	(3)	12/5/2003	—
146	645 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	882	—	—	882	—	882	—	12/5/2003	—
147	659 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	860	20	—	860	20	880	(19)	12/5/2003	—
148	659 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,807	—	—	1,807	—	1,807	—	12/5/2003	—
149	660 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,783	4	(1)	1,783	3	1,786	(3)	12/5/2003	—
150	667 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	860	2	—	860	2	862	(2)	12/5/2003	—
151	669 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	14	62	1,801	76	1,877	(29)	12/5/2003	—
152	673 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
153	675 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,081	—	—	1,081	—	1,081	—	12/5/2003	—
154	679 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,807	3	—	1,807	3	1,810	(3)	12/5/2003	—
155	685 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
156	689 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,801	20	—	1,801	20	1,821	(19)	12/5/2003	—
157	692 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,796	2	—	1,796	2	1,798	—	12/5/2003	—
158	697 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	994	811	—	994	811	1,805	(367)	12/5/2003	—
159	702 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,784	3	1	1,784	4	1,788	(4)	12/5/2003	—
160	704 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,390	685	—	2,390	685	3,075	(309)	12/5/2003	—
161	709 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
162	719 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,960	—	—	1,960	—	1,960	—	12/5/2003	—
163	729 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
164	733 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,403	—	—	3,403	—	3,403	—	12/5/2003	—
165	739 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
166	759 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,766	3	—	1,766	3	1,769	(3)	12/5/2003	—
167	761 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,757	2	341	3,757	343	4,100	(4)	12/5/2003	—
168	766 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
169	770 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—
170	789 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,608	3	—	2,608	3	2,611	(3)	12/5/2003	—
171	80 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	7,972	—	—	7,972	—	7,972	—	12/5/2003	—
172	803 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,804	—	—	3,804	—	3,804	—	12/5/2003	—
173	808 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,279	—	—	3,279	—	3,279	—	12/5/2003	—
174	812 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,960	25	625	2,610	—	2,610	—	12/5/2003	—
175	819 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	4,821	583	9	4,821	592	5,413	(272)	12/5/2003	—
176	822 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,795	15	—	1,795	15	1,810	(15)	12/5/2003	—
177	830 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	25	—	1,801	25	1,826	(23)	12/5/2003	—
178	855 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,265	—	—	3,265	—	3,265	—	12/5/2003	—
179	842 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,795	14	—	1,795	14	1,809	(13)	12/5/2003	—
180	846 Ala Lilikoi Boulevard B	Honolulu	HI	Hawaii Properties	(A)	234	—	—	234	—	234	—	12/5/2003	—
181	848 Ala Lilikoi Boulevard A	Honolulu	HI	Hawaii Properties	(A)	9,426	—	—	9,426	—	9,426	—	12/5/2003	—
182	850 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	2,682	2	—	2,682	2	2,684	(2)	12/5/2003	—
183	852 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	1,801	—	1,801	—	12/5/2003	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
184	855 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,834	—	—	1,834	—	1,834	—	12/5/2003	—
185	865 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,846	—	—	1,846	—	1,846	—	12/5/2003	—
186	889 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	5,888	315	—	5,888	315	6,203	(72)	11/21/2012	—
187	905 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,148	—	—	1,148	—	1,148	—	12/5/2003	—
188	918 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,820	—	—	3,820	—	3,820	—	12/5/2003	—
189	930 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,654	—	—	3,654	—	3,654	—	12/5/2003	—
190	944 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,219	—	—	1,219	—	1,219	—	12/5/2003	—
191	949 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	11,568	—	—	11,568	—	11,568	—	12/5/2003	—
192	950 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,724	—	—	1,724	—	1,724	—	12/5/2003	—
193	960 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	614	—	—	614	—	614	—	12/5/2003	—
194	960 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,933	—	—	1,933	—	1,933	—	12/5/2003	—
195	970 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	817	—	—	817	—	817	—	12/5/2003	—
196	91-027 Kaomi Loop	Kapolei	HI	Hawaii Properties		2,667	—	—	2,667	—	2,667	—	6/15/2005	—
197	91-064 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,826	—	—	1,826	—	1,826	—	6/15/2005	—
198	91-080 Hanua	Kapolei	HI	Hawaii Properties		2,187	—	—	2,187	—	2,187	—	6/15/2005	—
199	91-083 Hanua	Kapolei	HI	Hawaii Properties		716	—	—	716	—	716	—	6/15/2005	—
200	91-086 Kaomi Loop	Kapolei	HI	Hawaii Properties		13,884	—	—	13,884	—	13,884	—	6/15/2005	—
201	91-087 Hanua	Kapolei	HI	Hawaii Properties		381	—	—	381	—	381	—	6/15/2005	—
202	91-091 Hanua	Kapolei	HI	Hawaii Properties		552	—	—	552	—	552	—	6/15/2005	—
203	91-102 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,599	—	—	1,599	—	1,599	—	6/15/2005	—
204	91-110 Kaomi Loop	Kapolei	HI	Hawaii Properties		1,293	—	—	1,293	—	1,293	—	6/15/2005	—
205	91-119 Olai	Kapolei	HI	Hawaii Properties		1,981	—	—	1,981	—	1,981	—	6/15/2005	—
206	91-141 Kalaeloa	Kapolei	HI	Hawaii Properties		11,624	—	—	11,624	—	11,624	—	6/15/2005	—
207	91-150 Kaomi Loop	Kapolei	HI	Hawaii Properties		3,159	—	—	3,159	—	3,159	—	6/15/2005	—
208	91-171 Olai	Kapolei	HI	Hawaii Properties		218	—	13	218	13	231	(5)	6/15/2005	—
209	91-174 Olai	Kapolei	HI	Hawaii Properties		962	—	47	962	47	1,009	(25)	6/15/2005	—
210	91-175 Olai	Kapolei	HI	Hawaii Properties		1,243	—	43	1,243	43	1,286	(26)	6/15/2005	—
211	91-185 Kalaeloa	Kapolei	HI	Hawaii Properties		1,761	—	23	1,761	23	1,784	—	6/15/2005	—
212	91-202 Kalaeloa	Kapolei	HI	Hawaii Properties		1,722	—	326	1,722	326	2,048	(69)	6/15/2005	1,964
213	91-120 Kauhi	Kapolei	HI	Hawaii Properties		567	—	411	567	411	978	—	6/15/2005	1990
214	91-210 Olai	Kapolei	HI	Hawaii Properties		706	—	—	706	—	706	—	6/15/2005	—

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
215	91-218 Olai	Kapolei	HI	Hawaii Properties		1,622	—	62	1,622	62	1,684	(30)	6/15/2005	—
216	91-220 Kalaeloa	Kapolei	HI	Hawaii Properties		242	1,457	141	242	1,598	1,840	(635)	6/15/2005	1991
217	91-222 Olai	Kapolei	HI	Hawaii Properties		2,035	—	14	2,035	14	2,049	—	6/15/2005	—
218	91-238 Kauhi	Kapolei	HI	Hawaii Properties		1,390	—	9,495	1,390	9,495	10,885	(3,333)	6/15/2005	1981
219	91-241 Kalaeloa	Kapolei	HI	Hawaii Properties		426	3,983	874	426	4,857	5,283	(1,871)	6/15/2005	1990
220	91-250 Komohana	Kapolei	HI	Hawaii Properties		1,506	—	—	1,506	—	1,506	—	6/15/2005	—
221	91-252 Kauhi	Kapolei	HI	Hawaii Properties		536	—	—	536	—	536	—	6/15/2005	—
222	91-255 Hanua	Kapolei	HI	Hawaii Properties		1,230	—	35	1,230	35	1,265	(6)	6/15/2005	—
223	91-259 Olai	Kapolei	HI	Hawaii Properties		2,944	—	—	2,944	—	2,944	—	6/15/2005	—
224	91-265 Hanua	Kapolei	HI	Hawaii Properties		1,569	—	—	1,569	—	1,569	—	6/15/2005	—
225	91-300 Hanua	Kapolei	HI	Hawaii Properties		1,381	—	18	1,381	18	1,399	(1)	6/15/2005	1994
226	91-329 Kauhi	Kapolei	HI	Hawaii Properties		294	2,297	2,783	294	5,080	5,374	(1,938)	6/15/2005	1980
227	91-349 Kauhi	Kapolei	HI	Hawaii Properties		649	—	—	649	—	649	—	6/15/2005	—
228	91-399 Kauhi	Kapolei	HI	Hawaii Properties		27,405	—	—	27,405	—	27,405	—	6/15/2005	—
229	91-400 Komohana	Kapolei	HI	Hawaii Properties		1,494	—	—	1,494	—	1,494	—	6/15/2005	—
230	91-410 Komohana	Kapolei	HI	Hawaii Properties		418	—	12	418	12	430	(5)	6/15/2005	—
231	91-416 Komohana	Kapolei	HI	Hawaii Properties		713	—	11	713	11	724	(4)	6/15/2005	—
232	AES HI Easement	Kapolei	HI	Hawaii Properties		1,250	—	—	1,250	—	1,250	—	6/15/2005	—
233	Other Easements & Lots	Kapolei	HI	Hawaii Properties		358	—	1,437	358	1,437	1,795	(600)	6/15/2005	—
234	Tesaro 967 Easement	Kapolei	HI	Hawaii Properties		6,593	—	—	6,593	—	6,593	—	6/15/2005	—
235	Texaco Easement	Kapolei	HI	Hawaii Properties		2,657	—	—	2,657	—	2,657	—	6/15/2005	—
236	94-240 Pupuole Street	Waipahu	HI	Hawaii Properties	(A)	717	—	—	717	—	717	—	12/5/2003	—
237	951 Trails Road	Eldridge	IA	Mainland Properties		470	7,480	1,469	470	8,949	9,419	(3,138)	4/2/2007	1994
238	3425 Maple Drive	Fort Dodge	IA	Mainland Properties		100	2,000	—	100	2,000	2,100	(156)	4/9/2019	2014
239	2300 North 33rd Avenue East	Newton	IA	Mainland Properties		500	13,236	117	500	13,353	13,853	(4,430)	9/29/2008	2008
240	7121 South Fifth Avenue	Pocatello	ID	Mainland Properties		400	4,201	436	400	4,637	5,037	(773)	1/29/2015	2007
241	1230 West 171st Street	Harvey	IL	Mainland Properties		800	1,673	—	800	1,673	2,473	(290)	1/29/2015	2004
242	5156 American Road	Rockford	IL	Mainland Properties		400	1,529	321	400	1,850	2,250	(325)	1/29/2015	1996
243	3201 Bearing Drive	Franklin	IN	Mainland Properties		1,100	15,403	(2)	1,100	15,401	16,501	(1,401)	4/9/2019	1973
244	2482 Century Drive	Goshen	IN	Mainland Properties		840	9,061	—	840	9,061	9,901	(706)	4/9/2019	2005
245	6825 West County Road 400 North	Greenfield	IN	Mainland Properties		918	14,300	924	918	15,224	16,142	(1,262)	2/14/2019	2008
246	900 Commerce Parkway West Drive	Greenwood	IN	Mainland Properties		1,483	16,253	—	1,483	16,253	17,736	(1,338)	2/14/2019	2007

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
247	9347 E Pendleton Pike	Lawrence	IN	Mainland Properties		3,763	34,877	1	3,763	34,878	38,641	(2,870)	2/14/2019	2009
248	17001 West Mercury Street	Gardner	KS	Mainland Properties		5,741	32,701	37	5,741	32,738	38,479	(820)	12/30/2020	2018
249	1985 International Way	Hebron	KY	Mainland Properties		1,453	8,546	1,293	1,453	9,839	11,292	(928)	2/14/2019	1997
250	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Properties		1,700	8,860	—	1,700	8,860	10,560	(1,532)	1/29/2015	2014
251	209 South Bud Street	Lafayette	LA	Mainland Properties		700	4,549	41	700	4,590	5,290	(791)	1/29/2015	2010
252	4000 Principio Parkway	North East	MD	Mainland Properties		4,200	71,518	803	4,200	72,321	76,521	(12,468)	1/29/2015	2012
253	3800 Midlink Drive	Kalamazoo	MI	Mainland Properties		2,630	40,599	—	2,630	40,599	43,229	(7,021)	1/29/2015	2014
254	2401 Cram Avenue SE	Bemidji	MN	Mainland Properties		100	2,137	—	100	2,137	2,237	(370)	1/29/2015	2013
255	10100 89th Avenue N	Maple Grove	MN	Mainland Properties		3,469	21,284	450	3,469	21,734	25,203	(1,915)	10/16/2018	2015
256	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Properties		200	1,859	—	200	1,859	2,059	(321)	1/29/2015	2012
257	3502 Enterprise Avenue	Joplin	MO	Mainland Properties		1,380	12,121	—	1,380	12,121	13,501	(945)	4/9/2019	2014
258	5501 Providence Hill Drive	St. Joseph	MO	Mainland Properties		400	3,500	24	400	3,524	3,924	(280)	4/9/2019	2014
259	628 Patton Avenue	Asheville	NC	Mainland Properties		500	1,514	—	500	1,514	2,014	(262)	1/29/2015	1987
260	3900 NE 6th Street	Minot	ND	Mainland Properties		700	3,223	—	700	3,223	3,923	(557)	1/29/2015	2013
261	1415 West Commerce Way	Lincoln	NE	Mainland Properties		2,200	8,518	388	2,200	8,906	11,106	(1,532)	1/29/2015	1971
262	52 Pettengill Road	Londonderry	NH	Mainland Properties		5,871	43,335	7	5,871	43,342	49,213	(3,378)	4/9/2019	2015
263	309 Dulty's Lane	Burlington	NJ	Mainland Properties		1,600	51,400	—	1,600	51,400	53,000	(8,888)	1/29/2015	2001
264	725 Darlington Avenue	Mahwah	NJ	Mainland Properties		8,492	9,451	1,804	8,492	11,255	19,747	(2,135)	4/9/2014	1999
265	2375 East Newlands Road	Fernley	NV	Mainland Properties		1,100	17,314	286	1,100	17,600	18,700	(3,075)	1/29/2015	2007
266	7000 West Post Road	Las Vegas	NV	Mainland Properties		4,230	13,472	246	4,230	13,718	17,948	(1,265)	4/9/2019	2010
267	55 Commerce Avenue	Albany	NY	Mainland Properties		1,000	10,105	180	1,000	10,285	11,285	(1,797)	1/29/2015	2013
268	158 West Yard Road	Feura Bush	NY	Mainland Properties		1,870	7,931	41	1,870	7,972	9,842	(1,082)	4/9/2019	1989
269	32150 Just Imagine Drive	Avon	OH	Mainland Properties		2,200	23,280	—	2,200	23,280	25,480	(7,324)	5/29/2009	1996
270	1415 Industrial Drive	Chillicothe	OH	Mainland Properties		1,200	3,265	—	1,200	3,265	4,465	(565)	1/29/2015	2012
271/272/273	1580, 1590 & 1600 Williams Road	Columbus	OH	Mainland Properties		2,060	29,143	—	2,060	29,143	31,203	(2,650)	4/9/2019	1992
274	7303 Rickenbacker Parkway Trust	Columbus	OH	Mainland Properties		1,491	27,407	—	1,491	27,407	28,898	(413)	6/21/2021	2020
275	5300 Centerpoint Parkway	Groveport	OH	Mainland Properties		2,700	29,863	68	2,700	29,931	32,631	(5,173)	1/29/2015	2014
276	200 Orange Point Drive	Lewis Center	OH	Mainland Properties		1,300	8,613	162	1,300	8,775	10,075	(1,543)	1/29/2015	2013
277	301 Commerce Drive	South Point	OH	Mainland Properties		600	4,530	—	600	4,530	5,130	(783)	1/29/2015	2013
278	2820 State Highway 31	McAlester	OK	Mainland Properties		581	2,237	4,582	581	6,819	7,400	(879)	1/29/2015	2012
279	1990 Hood Road	Greer	SC	Mainland Properties		400	10,702	—	400	10,702	11,102	(834)	4/9/2019	2015
280	996 Paragon Way	Rock Hill	SC	Mainland Properties		2,334	35,920	(1)	2,334	35,919	38,253	(6,212)	1/29/2015	2014

						Initial Cost to		Costs	Gross Amount Carried at
						Company		Capitalized	Close of Period(4)					Original
							Buildings			Buildings
							and	Subsequent to		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
281	700 Marine Drive	Rock Hill	SC	Mainland Properties		820	8,381	669	820	9,050	9,870	(829)	4/9/2019	1986
282	510 John Dodd Road	Spartanburg	SC	Mainland Properties		3,300	57,998	347	3,300	58,345	61,645	(10,076)	1/29/2015	2012
283	5001 West Delbridge Street	Sioux Falls	SD	Mainland Properties		2,570	14,832	—	2,570	14,832	17,402	(1,156)	4/9/2019	2016
284	4836 Hickory Hill Road	Memphis	TN	Mainland Properties		1,402	10,769	1,429	1,402	12,198	13,600	(2,114)	12/23/2014	1984
285	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Properties		7,500	55,259	299	7,500	55,558	63,058	(9,575)	1/29/2015	2012
286	2500, 2526, & 2614 Big Town Boulevard	Mesquite	TX	Mainland Properties		2,319	—	681	2,319	681	3,000	—	5/7/2021	—
287	1095 South 4800 West	Salt Lake City	UT	Mainland Properties		1,500	6,913	20	1,500	6,933	8,433	(1,200)	1/29/2015	2012
288	1901 Meadowville Technology Parkway	Chester	VA	Mainland Properties		4,000	67,511	170	4,000	67,681	71,681	(11,679)	1/29/2015	2012
						$698,386	$998,243	$52,204	$699,037	$1,049,796	$1,748,833	$(167,490)
(1)    Represents mortgage notes and includes the unamortized balance of debt issuance costs totaling $3,876. Certain of our properties are encumbered as follows:

	Encumbrance	Undepreciated Cost
(A) - 186 properties encumbered by one mortgage loan	$646,124	$505,986

(2)    Excludes value of real estate intangibles.
(3)    Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.
(4)    The total aggregate cost for U.S. federal income tax purposes is approximately $1,843,824.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2021
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2018	1,462,396	(93,291)
Additions	873,568	(38,177)
Balance at December 31, 2019	2,335,964	(131,468)
Additions	109,020	(43,821)
Disposals	(635,914)	33,883
Balance at December 31, 2020	1,809,070	(141,406)
Additions	129,724	(32,389)
Disposals	(189,961)	6,305
Balance at December 31, 2021	1,748,833	(167,490)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer

Dated: February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	February 15, 2022
John G. Murray

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal	February 15, 2022
Richard W. Siedel, Jr.	financial officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 15, 2022
Adam D. Portnoy

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 15, 2022
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 15, 2022
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 15, 2022
Joseph L. Morea

/s/ Kevin C. Phelan	Independent Trustee	February 15, 2022
Kevin C. Phelan