Form 10-Q
period 2022-03-31
Industrial Logistics Properties Trust
filed 2022-04-27
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 22, 2022: 65,403,859

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

March 31, 2022

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$1,026,237	$699,037
Buildings and improvements	3,524,573	1,049,796
Total real estate properties, gross	4,550,810	1,748,833
Accumulated depreciation	(182,482)	(167,490)
Total real estate properties, net	4,368,328	1,581,343
Assets of properties held for sale	731,964	—
Investment in unconsolidated joint venture	143,428	143,021
Acquired real estate leases, net	282,314	63,441
Cash and cash equivalents	275,075	29,397
Restricted cash	146,354	—
Rents receivable, including straight line rents of $70,253 and $69,173, respectively	77,443	75,877
Other assets, net	78,887	15,479
Total assets	$6,103,793	$1,908,558

LIABILITIES AND EQUITY
Revolving credit facility	$—	$182,000
Bridge loan facility	1,356,606	—
Mortgage notes payable, net	3,031,819	646,124
Liabilities of properties held for sale	10,516	—
Assumed real estate lease obligations, net	25,943	12,435
Accounts payable and other liabilities	68,863	27,772
Due to related persons	6,077	2,185
Total liabilities	4,499,824	870,516

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $0.01 par value: 100,000,000 shares authorized; 65,403,859 and 65,404,592 shares issued and outstanding, respectively	654	654
Additional paid in capital	1,012,622	1,012,224
Cumulative net income	337,394	343,908
Cumulative other comprehensive income	3,908	—
Cumulative common distributions	(340,328)	(318,744)
Total equity attributable to common shareholders	1,014,250	1,038,042
Noncontrolling interest:
Total equity attributable to noncontrolling interest	589,719	—
Total equity	1,603,969	1,038,042
Total liabilities and equity	$6,103,793	$1,908,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Rental income	$71,375	$54,217

Expenses:
Real estate taxes	9,436	7,247
Other operating expenses	6,772	4,976
Depreciation and amortization	22,878	12,678
General and administrative	6,077	3,756
Total expenses	45,163	28,657

Realized gain on sale of equity securities	1,232	—
Unrealized gain on equity securities	2,460	—
Dividend income	478	—
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $20,321 and $505, respectively)	(40,999)	(8,741)
Loss on early extinguishment of debt	(828)	—
Income (loss) before income tax expense and equity in earnings of investees	(11,445)	16,819
Income tax expense	(69)	(63)
Equity in earnings of investees	1,727	2,581
Net (loss) income	(9,787)	19,337
Net loss attributable to noncontrolling interest	3,273	—
Net (loss) income attributable to common shareholders	(6,514)	19,337

Other comprehensive income:
Unrealized gain on derivatives	5,632	—
Less: unrealized gain on derivatives attributable to noncontrolling interest	(1,724)	—
Other comprehensive income attributable to common shareholders	3,908	—
Comprehensive (loss) income attributable to common shareholders	$(2,606)	$19,337

Weighted average common shares outstanding - basic	65,212	65,139
Weighted average common shares outstanding - diluted	65,212	65,177

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.10)	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity	Total Equity
	Number of		Additional		Other	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net (loss) income	—	—	—	(6,514)	—	—	(6,514)	(3,273)	(9,787)
Share grants	—	—	407	—	—	—	407	—	407
Share repurchases	(333)	—	(7)	—	—	—	(7)	—	(7)
Share forfeitures	(400)	—	(1)	—	—	—	(1)	—	(1)
Net current period other comprehensive income	—	—	—	—	3,908	—	3,908	1,724	5,632
Contributions from noncontrolling interest	—	—	—	—	—	—	—	591,268	591,268
Distributions to common shareholders	—	—	—	—	—	(21,584)	(21,584)	—	(21,584)
Balance at March 31, 2022	65,403,859	$654	$1,012,622	$337,394	$3,908	$(340,328)	$1,014,250	$589,719	$1,603,969

Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	—	$(232,508)	$1,003,190	—	$1,003,190
Net income	—	—	—	19,337	—	—	19,337	—	19,337
Share grants	—	—	239	—	—	—	239	—	239
Distributions to common shareholders	—	—	—	—	—	(21,550)	(21,550)	—	(21,550)
Balance at March 31, 2021	65,301,088	$653	$1,011,058	$243,563	$—	$(254,058)	$1,001,216	$—	$1,001,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,787)	$19,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,992	7,617
Net amortization of debt issuance costs, premiums and discounts	20,320	505
Amortization of acquired real estate leases and assumed real estate lease obligations	7,223	4,673
Amortization of deferred leasing costs	361	211
Unrealized gain on equity securities	(2,460)	—
Realized gain on sale of equity securities	(1,232)	—
Straight line rental income	(1,156)	(2,044)
Loss on early extinguishment of debt	828	—
Other non-cash expenses	696	239
Unconsolidated joint venture distributions	1,320	660
Equity in earnings of investees	(1,727)	(2,581)
Change in assets and liabilities:
Rents receivable	(1,309)	1,144
Deferred leasing costs	(3,226)	(771)
Due from related persons	—	1,256
Other assets	(15,018)	(787)
Accounts payable and other liabilities	22,502	508
Rents collected in advance	19,646	(289)
Security deposits	729	29
Due to related persons	3,937	(55)
Net cash provided by operating activities	56,639	29,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(3,557,602)	—
Real estate improvements	(618)	(789)
Proceeds from sale of marketable securities	115,735	—
Net cash used in investing activities	(3,442,485)	(789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	2,100,000	—
Proceeds from secured bridge loan facility	1,385,158	—
Borrowings under revolving credit facility	3,000	9,000
Repayments of revolving credit facility	(185,000)	(13,000)
Repayment of mortgage notes payable	(1,782)	—
Payment of debt issuance costs	(89,354)	—
Distributions to common shareholders	(21,584)	(21,550)
Proceeds from noncontrolling interest, net	587,440	—
Net cash (used in) provided by financing activities	3,777,878	(25,550)

Increase in cash, cash equivalents and restricted cash	392,032	3,313
Cash, cash equivalents and restricted cash at beginning of period	29,397	22,834
Cash, cash equivalents and restricted cash at end of period	$421,429	$26,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Interest paid	$13,021	$8,240
Income taxes paid	$57	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$323,432	$—
Real estate improvements accrued, not paid	$821	$72

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$(323,432)	$—
Increase in deferred financing fees	$14,537	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$275,075	$26,147
Restricted cash (1)	146,354	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$421,429	$26,147
(1) Restricted cash consists of amounts escrowed for capital expenditures at certain of our mortgaged properties and cash held for the operations of our consolidated joint venture arrangement in which we own a 61% equity interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company, ILPT, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
On February 25, 2022, we acquired Monmouth Real Estate Investment Corporation, or MNR, pursuant to the merger of MNR with and into one of our wholly owned subsidiaries, or the Merger, as further described below. In connection with the Merger, we entered into a new joint venture arrangement for 95 of the acquired MNR properties, including two committed, but not yet completed, property acquisitions, located in the mainland United States, in which we retained a 61% equity interest. We have determined that this joint venture is not a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights. The other joint venture investor’s interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Notes 2, 9 and 11 for further information regarding this joint venture.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, impairments of real estate and related intangibles.
Note 2. Real Estate Investments

As of March 31, 2022, our portfolio was comprised of 412 consolidated properties containing approximately 59,736,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 186 properties containing approximately 43,007,000 rentable square feet of industrial properties located in 38 other states, or our Mainland Properties, which includes 93 properties owned by a consolidated joint venture arrangement in which we own a 61% equity interest. As of March 31, 2022, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 properties located in 12 states totaling approximately 11,726,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended March 31, 2022 and 2021, approximately 37.4% and 50.2%, respectively, of our rental income was from our Hawaii Properties. In addition, we have a concentration of Mainland Properties leased to FedEx Corporation and certain of its subsidiaries, or FDX, which, as of March 31, 2022, consisted of approximately 21.6% of our rentable square feet located in 34 states with a weighted average remaining lease term of 7.5 years and accounted for $13,468, or 18.9%, and $2,751, or 5.1%, of our rental income for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the only other tenants that leased over 5% of our total rentable square footage were subsidiaries of Amazon.com, Inc., which accounted for $5,615, or 7.9%, and $5,538, or 10.2%, of our rental income for the three months ended March 31, 2022 and 2021, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Acquisition activities
On February 25, 2022, we completed the acquisition of MNR pursuant to the Agreement and Plan of Merger, dated as of November 5, 2021 and as amended on February 7, 2022, or the Merger Agreement, by and among us, Maple Delaware Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary, or Merger Sub, and MNR. At the effective time on February 25, 2022, or the Effective Time, MNR merged with and into Merger Sub, with Merger Sub continuing as the surviving entity, and the separate existence of MNR ceased. MNR’s portfolio included 124 Class A, single tenant, net leased, e-commerce focused industrial properties containing approximately 25,745,000 rentable square feet and two committed, but not yet completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,734,485, including the assumption of $323,432 aggregate principal amount of existing MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs.
Pursuant to the terms set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.01 per share, of MNR that was issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive $21.00 per share in cash, or the Common Stock Consideration, and each share of 6.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, of MNR, that was issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive an amount in cash equal to $25.00 plus accumulated and unpaid dividends, or the Preferred Stock Consideration.
At the Effective Time, each MNR stock option and restricted stock award outstanding immediately prior to the Effective Time, whether vested or unvested, became fully vested and converted into the right to receive, in the case of stock options, the difference between the Common Stock Consideration and the exercise price and, in the case of restricted stock awards, the Common Stock Consideration. Any out-of-money stock options were canceled for no consideration.
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 MNR properties, including two committed, but not yet completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. In connection with the transaction, the joint venture assumed $323,432 aggregate principal amount of existing MNR mortgage debt secured by 11 properties and entered into a $1,400,000 floating rate CMBS loan secured by 82 properties, or the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 2.765%. See Notes 4, 9 and 11 for more information regarding this joint venture.
In connection with the closing of the Merger, we entered into a $1,385,158 bridge loan facility, secured by 109 properties not owned by the joint venture in which we retained a 61% equity interest, or the Bridge Loan. We also entered into a $700,000 fixed rate CMBS loan secured by 17 of our properties, or the Fixed Rate Loan.
The Bridge Loan matures in February 2023 and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.919%. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual interest rate of 4.417%. The Floating Rate Loan, the Bridge Loan and the Fixed Rate Loan are collectively referred to as the Loans.
We used the proceeds from our sale of the equity interest in our joint venture in which we retained a 61% equity interest to partially fund our acquisition of MNR. We funded our equity interest in that joint venture and the balance of the acquisition of MNR with proceeds from our Bridge Loan and our Fixed Rate Loan.
In connection with the Merger and the Loans, we repaid the outstanding principal balance under our $750,000 unsecured revolving credit facility and then terminated the agreement governing the facility, which was scheduled to expire in June 2022, in accordance with its terms and without penalty.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following table summarizes the purchase price allocation for the Merger:

Land	$327,200
Buildings	2,478,047
Acquired real estate leases (1)	226,820
Assets of properties held for sale	724,073
Cash	8,814
Other assets, net	14,194
Securities available for sale (2)	146,550
Total assets	3,925,698
Mortgage notes payable, at fair value	(323,432)
Accounts payable and other liabilities	(20,750)
Assumed real estate lease obligations	(14,233)
Liabilities of properties held for sale	(3,596)
Equity attributable to noncontrolling interest on the joint venture	(3,827)
Net assets acquired	3,559,860
Assumed working capital	(148,807)
Assumed mortgage notes payable, principal	323,432
Purchase price	$3,734,485
(1)As of the date of acquisition, the weighted average amortization periods for the above market lease values, lease origination value and capitalized below market lease values were 11.05 years, 8.50 years and 7.83 years, respectively.
(2)As part of the Merger, we acquired a portfolio of marketable securities and classified them as held for sale. During the three months ended March 31, 2022, we sold securities with a cost of $114,503 for net proceeds of $115,735, resulting in a $1,232 realized gain on sale of equity securities for the three months ended March 31, 2022. As of March 31, 2022, we owned securities with a cost of $32,047 and a fair value of $34,508 resulting in a $2,460 unrealized gain on equity securities for the three months ended March 31, 2022. The securities are included in other assets, net on our condensed consolidated balance sheet as of March 31, 2022. We expect to complete the sales of these marketable securities during the second quarter of 2022. See Note 5 for more information regarding these marketable securities.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

During the three months ended March 31, 2022, we committed $4,772 for expenditures related to leasing related costs for leases executed during the period for approximately 885,000 square feet. Committed, but unspent, tenant related obligations based on existing leases as of March 31, 2022 were $28,700.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have plans to change the use of those lands. As of both March 31, 2022 and December 31, 2021, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. While we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss).
Disposition activities
As of March 31, 2022, we classified 30 properties we acquired as part of the MNR acquisition as held for sale in our condensed consolidated balance sheet. We are currently marketing these properties for sale, which contain approximately 4,921,000 rentable square feet. We cannot be sure we will sell any properties we are marketing for prices in excess of our carrying values or that we will not recognize impairment losses or losses on sale with respect to these properties.
Joint Venture Activities
As of March 31, 2022, we have equity investments in our joint ventures that consist of the following:

			ILPT Carrying Value
		ILPT	of Investment	Number of		Square
Joint Venture	Presentation	Ownership	at March 31, 2022	Properties	Location	Feet
Mountain Industrial REIT LLC	Consolidated	61%	N/A	93	Various	20,754,664
The Industrial Fund REIT LLC	Unconsolidated	22%	$143,428	18	Various	11,726,000
The following table provides a summary of the mortgages of our joint ventures:

			Principal Balance
			at March 31,
Joint Venture (Consolidated)	Coupon Rate	Maturity Date	2022 (1)
Mortgage notes payable (secured by 11 properties in 10 states)	3.690%	Various	$321,650
Mortgage notes payable (secured by 82 properties in 25 states)	3.060%	3/9/2024	1,400,000
Weighted average/total	3.178%		$1,721,650

			Principal Balance
			at March 31,
Joint Venture (Unconsolidated)	Coupon Rate (2)	Maturity Date	2022 (1)
Mortgage notes payable (secured by one property in Florida)	3.60%	10/1/2023	$56,980
Mortgage notes payable (secured by 11 other properties in eight states)	3.33%	11/7/2029	350,000
Weighted average/total	3.37%		$406,980
(1)Amounts are not adjusted for our minority interest; none of the debt is recourse to us.
(2)Includes the effect of mark to market purchase accounting.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Consolidated Joint Venture - Mountain Industrial REIT LLC
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties in 27 states, including two committed, but not yet completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of existing MNR mortgage debt on certain of the properties. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2022. The portion of this joint venture's net loss not attributable to us, or $3,261 for the three months ended March 31, 2022, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). There were no distributions made by this joint venture during the three months ended March 31, 2022. See Notes 1, 9 and 11 for more information regarding this joint venture.
Unconsolidated Joint Venture - The Industrial Fund REIT LLC
As of March 31, 2022 and December 31, 2021, we also owned an interest in an unconsolidated joint venture with 18 properties in 12 states. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
During the three months ended March 31, 2022 and 2021, we recorded a change in the fair value of our investment in the unconsolidated joint venture of $1,727 and $2,581, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income (loss). In addition, during the three months ended March 31, 2022 and 2021, the unconsolidated joint venture made aggregate cash distributions of $1,320 and $660, respectively, to us.
See Notes 5, 9 and 11 for more information regarding our joint ventures.
Note 3. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in their respective leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and may also include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $12,380 and $9,872 for the three months ended March 31, 2022 and 2021, respectively, of which tenant reimbursements totaled $12,135 and $9,627, respectively.
We increased rental income to record revenue on a straight line basis by $1,156 and $2,044 for the three months ended March 31, 2022 and 2021, respectively.
Right of use asset and lease liability. In connection with our acquisition of MNR, we assumed the lease for MNR’s former corporate headquarters, which expires on December 31, 2029, and three of the properties we acquired as part of the MNR acquisition were subject to ground leases under which we are the lessee. For leases under which we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of March 31, 2022, the value of the right of use asset and related liability representing our future obligations under the lease arrangements under which we are the lessee were $5,147 and $5,192, respectively. The right of use asset and related lease liability are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under, or renew, the ground lease in order to protect our investment in the affected property.
Note 4. Indebtedness

As of March 31, 2022, our outstanding indebtedness consisted of the following:

								Net Book
								Value
			Principal Balance as of					of Collateral
			March 31,	December 31,	Interest			At March 31,
Entity	Type	Secured By:	2022 (1)	2021 (1)	Rate	Maturity		2022
ILPT	Revolving credit facility (2)	Unsecured	$—	$182,000	1.410%	N/A		$—
ILPT	Bridge Loan Facility	109 Properties	1,385,158	—	3.214%	Feb 2023		1,206,972
ILPT	Fixed Rate - Interest only	186 Properties	650,000	650,000	4.310%	Feb 2029		490,882
ILPT	Fixed Rate - Interest only	17 Properties	700,000	—	4.417%	Mar 2032		528,498
Mountain (3)	Floating Rate - Interest only	82 Properties	1,400,000	—	3.060%	Mar 2024	(4)	1,946,182
Mountain (3)	Fixed Rate - Amortizing	One Property	13,644	—	3.670%	May 2031		31,352
Mountain (3)	Fixed Rate - Amortizing	One Property	27,446	—	3.100%	Jun 2035		48,843
Mountain (3)	Fixed Rate - Amortizing	One Property	15,585	—	3.560%	Sep 2030		51,807
Mountain (3)	Fixed Rate - Amortizing	One Property	45,534	—	4.130%	Nov 2033		132,174
Mountain (3)	Fixed Rate - Amortizing	One Property	15,032	—	4.140%	Jul 2032		45,854
Mountain (3)	Fixed Rate - Amortizing	One Property	32,634	—	4.020%	Oct 2033		88,253
Mountain (3)	Fixed Rate - Amortizing	One Property	5,290	—	3.770%	Apr 2030		40,668
Mountain (3)	Fixed Rate - Amortizing	One Property	5,594	—	3.850%	Apr 2030		40,668
Mountain (3)	Fixed Rate - Amortizing	One Property	44,042	—	2.950%	Jan 2036		103,379
Mountain (3)	Fixed Rate - Amortizing	One Property	47,742	—	4.270%	Nov 2037		114,816
Mountain (3)	Fixed Rate - Amortizing	One Property	54,012	—	3.250%	Jan 2038		118,337
Mountain (3)	Fixed Rate - Amortizing	One Property	15,095	—	3.760%	Oct 2028		65,064
			4,456,808	832,000				$5,053,749
	Unamortized debt issuance costs		(68,383)	(3,876)
			$4,388,425	$828,124

(1)The principal balances are the amounts stated in contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(2)In February 2022, we repaid the outstanding principal balance under our $750,000 unsecured revolving credit facility and then terminated the agreement governing the facility in accordance with its terms and without penalty.

(3)Mountain is Mountain Industrial REIT LLC.

(4)The Floating Rate Loan matures in March 2024, subject to three, one year extension options.

Our principal debt obligations at March 31, 2022 were: (1) $1,385,158 outstanding principal amount of the Bridge Loan; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan; (3) $700,000 outstanding principal amount of the Fixed Rate Loan; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $321,650 aggregate principal amount of mortgages secured by 11 properties owned by our consolidated joint venture in which we own a 61% equity interest.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of December 31, 2021, we had a $750,000 unsecured revolving credit facility that was available for our general business purposes, including acquisitions. The maturity date of this revolving credit facility was June 29, 2022 and had an option to extend the maturity date for one, six month period, subject to payment of extension fees and satisfaction of other conditions. As of December 31, 2021, the annual interest rate payable on borrowings under this revolving credit facility was 1.41%. The weighted average annual interest rate for borrowings under this revolving credit facility was 1.41% and 1.57% for the period from January 1, 2022 to February 25, 2022 and the three months ended 2021, respectively. In connection with the closing of the Merger, we entered into the Loans, and repaid the outstanding principal balance under this revolving credit facility and then terminated the agreement governing the facility in accordance with its terms and without penalty. During the three months ended March 31, 2022, we recorded a $828 loss on extinguishment of debt to write off any unamortized costs related to this facility.
On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points in the premium. As of March 31, 2022, the weighted average annual interest rate payable under our Floating Rate Loan was 3.060% and the weighted average interest rate for borrowings under the Floating Rate Loan was 3.011% for the period from February 25, 2022 to March 31, 2022.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citibank, N.A., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Bridge Lenders, and a mezzanine loan agreement with an institutional lender, or the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of its subsidiaries with respect to the Bridge Loan. The Bridge Loan matures in February 2023 and requires that interest be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. As of March 31, 2022, the weighted average annual interest rate payable under our Bridge Loan was 3.214% and the weighted average annual interest rate for borrowings under the Bridge Loan was 3.143% for the period from February 25, 2022 to March 31, 2022.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Fixed Rate Lenders, and mezzanine loan agreements with Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC, or collectively the Fixed Mezz Lenders, pursuant to which we obtained the Fixed Rate Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Fixed Rate Lenders and the Fixed Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the Fixed Rate Loan. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.417%.
We used the aggregate net proceeds from the Loans to fund the acquisition of MNR. Principal payments on the Loans are not required prior to the end of the respective initial term, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain stated conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; (2) to prepay the Bridge Loan, in full or in part at any time, subject to breakage costs; and (3) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
The agreements governing the Loans contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In connection with the Merger, our consolidated joint venture in which we own a 61% equity interest assumed an aggregate $323,432 of existing MNR mortgages secured by 11 properties which are owned by this joint venture. These amortizing mortgages require monthly payments of principal and interest until maturity. The value of these mortgages approximated their estimated fair value on the date of acquisition.
See Notes 2 and 5 for further information regarding our acquisition of MNR.
Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, the Floating Rate Loan, the Bridge Loan, the Fixed Rate Loan, mortgage notes payable, accounts payable, rents collected in advance, marketable securities available for sale, interest rate caps, security deposits and amounts due from or to related persons. At March 31, 2022 and December 31, 2021, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At March 31, 2022		At December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable, 4.310% interest rate, due in 2029	$646,260	$653,231	$646,124	$709,198
Bridge Loan, 3.214% weighted average interest rate, due in 2023	1,356,606	1,356,606	—	—
Mortgage notes payable, 3.060% interest rate, due in 2024 (2)	1,369,635	1,369,635	—	—
Mortgage notes payable, 4.417% interest rate, due in 2032	694,274	694,274	—	—
Mortgage note payable, 3.670% interest rate, due in 2031	13,644	13,644	—	—
Mortgage note payable, 3.100% interest rate, due in 2035	27,446	27,446	—	—
Mortgage note payable, 3.560% interest rate, due in 2030	15,585	15,585	—	—
Mortgage note payable, 4.130% interest rate, due in 2033	45,534	45,534	—	—
Mortgage note payable, 4.140% interest rate, due in 2032	15,032	15,032	—	—
Mortgage note payable, 4.020% interest rate, due in 2033	32,634	32,634	—	—
Mortgage note payable, 3.770% interest rate, due in 2030	5,290	5,290	—	—
Mortgage note payable, 3.850% interest rate, due in 2030	5,594	5,594	—	—
Mortgage note payable, 2.950% interest rate, due in 2036	44,042	44,042	—	—
Mortgage note payable, 4.270% interest rate, due in 2037	47,742	47,742	—	—
Mortgage note payable, 3.250% interest rate, due in 2038	54,012	54,012	—	—
Mortgage note payable, 3.760% interest rate, due in 2028	15,095	15,095	—	—
	$4,388,425	$4,395,396	$646,124	$709,198
(1)Includes unamortized debt issuance costs of $68,383 and $3,876 as of March 31, 2022 and December 31, 2021, respectively.
(2)The Floating Rate Loan matures in March 2024, subject to three, one year extension options.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We estimate the fair value of our mortgage notes payable using discounted cash flow analyses and current prevailing market rates as of the measurement date (Level 3 inputs). As Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
The table below presents certain of our assets measured on a recurring basis at fair value at March 31, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$143,428	$—	$—	$143,428
Interest rate cap derivatives (2)	$9,859	$—	$9,859	$—
Investment in marketable securities held for sale (3)	$34,508	$34,508	$—	$—
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
(2)Our derivative assets are carried at fair value as required by GAAP. The estimated fair values of the derivative assets are based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, we classify our derivative assets as Level 2. See Note 10 for more information regarding our derivatives and hedging activities.
(3)See Note 2 for more information regarding our investments in marketable securities held for sale.
Note 6. Shareholders’ Equity

Common Share Purchase:
During the three months ended March 31, 2022, we purchased 333 of our common shares at a price of $22.67 per common share, from a former employee of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the three months ended March 31, 2022, we declared and paid a regular quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distribution
January 24, 2022	February 17, 2022	$0.33	$21,584
On April 14, 2022, we declared a regular quarterly distribution to common shareholders of record on April 25, 2022 of $0.33 per share, or approximately $21,600. We expect to pay this distribution to our shareholders on or about May 19, 2022.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 7. Per Common Share Amounts

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average common shares for basic earnings per share	65,212	65,139
Effect of dilutive securities: unvested share awards	—	38
Weighted average common shares for diluted earnings per share (1)	65,212	65,177

(1)For the three months ended March 31, 2022, 18 unvested common shares were not included in the calculation of diluted earnings per share because doing so would have been antidilutive.

Note 8. Business and Property Management Agreements with RMR

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.
Pursuant to our business management agreement with RMR, we recognized net business management fees of $4,399 and $2,544 for the three months ended March 31, 2022 and 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2022 and 2021, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur any incentive fee payable to RMR for the year ended December 31, 2021. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss). RMR provides management services to our two joint ventures. See Note 9 for further information regarding our joint ventures’ management arrangements with RMR and the related impact on our management fees payable to RMR.
We and RMR amended our business management agreement effective August 1, 2021 to provide that (i) for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Industrial REIT Index will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR and (ii) for periods prior to August 1, 2021, the SNL U.S. REIT Industrial Index will continue to be used. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Industrial Index.
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $2,763 and $1,594 for the three months ended March 31, 2022 and 2021, respectively. Of these amounts, for the three months ended March 31, 2022 and 2021, $2,098 and $1,582, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $31 and $12, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,604 and $1,141 for these expenses and costs for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

See Note 9 for further information regarding our relationships, agreements and transactions with RMR.
Note 9. Related Person Transactions

We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John Murray, our other Managing Trustee and our former President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our other officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing trustee or managing director of those companies. Other officers of RMR, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
MNR Acquisition and Related Joint Venture. On February 25, 2022, we acquired MNR. In connection with the Merger, we entered into a new joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two committed, but not yet completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $587,440.
Joint Ventures. Following the Merger, we have two separate joint venture arrangements, one with two, third party institutional investors for 18 properties in which we own a 22% equity interest, and the other with one, third party institutional investor for 95 properties, including two committed, but not yet completed, property acquisitions, in which we own a 61% equity interest. We entered into our joint venture that currently owns 18 properties prior to January 1, 2021, and we entered into the other joint venture that currently owns 95 MNR properties, including two committed, but not yet completed,property acquisitions, in February 2022 in connection with the Merger. RMR provides management services to both of these joint ventures. We do not include our 18 property joint venture as a consolidated subsidiary and, as a result, we are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding that joint venture. Our 95 property joint venture is our consolidated subsidiary and, as a result, we are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding that joint venture; however, that joint venture pays management fees directly to RMR, and any such fees paid by that joint venture are credited against the fees payable by us to RMR.
In December 2021, we sold six properties to our then existing joint venture. We received proceeds of approximately $160,516 from the other equity investors in connection with this sale. We and the other equity investors maintained our respective percentage equity interests in that joint venture following this transaction. As of December 31, 2021 and March 31, 2022, we owed $225 and $629, respectively, to that joint venture for rents that we collected on behalf of that joint venture. This amount is presented as due to related persons in our condensed consolidated balance sheet. We paid the amount we owed as of December 31, 2021 in January 2022.
See Notes 2, 4, 5 and 11 for further information regarding our joint ventures.
TA. In May 2021, we acquired a property located in the Dallas, Texas market from TravelCenters of America Inc., or TA, for a purchase price of $2,319, including acquisition related costs of $119. RMR provides management services to TA and Mr. Portnoy serves as the chair of the board of directors and as a managing director of TA.

For further information about these and other such relationships and certain other related person transactions, see our 2021 Annual Report.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 10. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is a part of our interest rate risk. We have an interest rate cap agreement to manage our interest rate risk exposure on each of the Bridge Loan and the Floating Rate Loan, both with interest payable at a rate equal to SOFR plus a premium. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk

As required by ASC 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk as of March 31, 2022:

Interest Rate Derivative	Balance Sheet Line Item	Debt	Number of Instruments	Strike Rate	Notional Amount	Fair Value at March 31, 2022
Interest Rate Cap	Other assets	Floating Rate Loan	1	3.40%	$1,400,000	$7,815
Interest Rate Cap	Other assets	Bridge Loan Facility	2	2.70%	$1,385,158	$2,044
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our applicable debt.

Three Months Ended March 31, 2022
Balance at December 31, 2021	$—
Amount of income recognized in cumulative other comprehensive income	5,375
Amount reclassified from cumulative other comprehensive income into interest expense	257
Unrealized gain on derivative instrument	$5,632

Note 11. Noncontrolling Interest

On February 25, 2022, we completed the acquisition of MNR. In connection with the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two committed, but not yet completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of existing MNR mortgage debt on certain of the properties. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2022. The portion of this joint venture's net loss not attributable to us, or $3,261 for the three months ended March 31, 2022, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). There were no distributions made by the joint venture during the three months ended March 31, 2022. See Notes 1, 2, 4 and 5 for further information regarding this joint venture.
An unrelated third party owns an approximate 33% tenancy in common interest in one of the properties we acquired as part of the MNR acquisition located in Somerset, New Jersey, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net loss not attributable to us, or $12 for the three months ended March 31, 2022, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2022, our portfolio was comprised of 412 consolidated properties containing approximately 59.7 million rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet located on the island of Oahu, Hawaii, and 186 properties containing approximately 43.0 million rentable square feet located in 38 other states. Our 412 consolidated properties include 93 properties that we own in a consolidated joint venture arrangement in which we own a 61% equity interest. As of March 31, 2022, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states containing approximately 11.7 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 6.4 years. As of March 31, 2022, our consolidated properties were approximately 98.9% leased (based on rentable square feet) to 304 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 8.6 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of March 31, 2022, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
On February 25, 2022, we completed the acquisition of MNR as a result of which we acquired 124 Class A, single tenant, net leased, e-commerce focused industrial properties located in 32 states containing approximately 25,745,000 rentable square feet and two committed, but not yet completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,734,485, including the assumption of $323,432 aggregate principal amount of existing MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs. The 124 MNR properties were 97.9% leased to various tenants and had a remaining weighted average (by rental revenues) lease term of eight years as of the date of the acquisition.
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 MNR properties, including two committed, but not yet completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of existing MNR mortgage debt on certain of the properties.
Property Operations
Occupancy data for our properties as of March 31, 2022 and 2021 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2022	2021	2022	2021
Total properties	412	289	286	286
Total rentable square feet (2)	59,736	34,870	33,634	33,658
Percent leased (3)	98.9%	98.6%	99.3%	98.5%
(1)Consists of properties that we owned continuously since January 1, 2021 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2022, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Average effective rental rates per square foot leased: (1)
All properties	$6.56	$6.31
Comparable properties (2)	$6.25	$6.33
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since January 1, 2021 and excludes properties owned by an unconsolidated joint venture.

During the three months ended March 31, 2022, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended March 31, 2022
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	281	548	829
Weighted average rental rate change (by rentable square feet)	60.9%	15.7%	31.0%
Weighted average lease term by square feet (years) (2)	12.6	6.9	8.9
Total leasing costs and concession commitments (1)	$2,355	$2,417	$4,772
Total leasing costs and concession commitments per square foot (1)	$8.38	$4.41	$5.76
Total leasing costs and concession commitments per square foot per year (1)	$0.66	$0.64	$0.65

(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
(2)The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 8.9 years for the three months ended March 31, 2022 and 11.7 years for the three months ended March 31, 2021.
During the three months ended March 31, 2022, we entered into new and renewal leases for approximately 829,000 square feet at weighted average (by square feet) rental rates that were approximately 31.0% higher than prior rental rates for the same space (with leasing rate increases for vacant space based upon the most recent rental rate for the same space). The weighted average (by square feet) lease term for leases that were in effect for the same space during the prior lease term was 8.9 years. Commitments for tenant improvements, leasing costs and concessions for leases entered into during the three months ended March 31, 2022 totaled $4,772, or approximately $0.65 per square foot per year of the new weighted average lease term.
During the three months ended March 31, 2022, we completed rent resets for approximately 56,000 square feet of land at our Hawaii Properties at rental rates that were approximately 35.8% higher than the prior rental rates.

As shown in the table below, approximately 3.3% of our total leased square feet and 3.6% of our total annualized rental revenues as of March 31, 2022 are included in leases scheduled to expire by December 31, 2022.
As of March 31, 2022, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total Leased	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2022-12/31/2022	38	1,977	3.3%	3.3%	$14,672	3.6%	3.6%
2023	40	4,147	7.0%	10.3%	25,963	6.4%	10.0%
2024	48	7,052	11.9%	22.2%	35,217	8.7%	18.7%
2025	29	4,457	7.5%	29.7%	25,469	6.3%	25.0%
2026	22	2,763	4.7%	34.4%	20,277	5.0%	30.0%
2027	31	8,216	13.9%	48.3%	47,833	11.8%	41.8%
2028	27	4,749	8.0%	56.3%	33,377	8.2%	50.0%
2029	17	3,428	5.8%	62.1%	16,531	4.1%	54.1%
2030	14	2,155	3.6%	65.7%	18,026	4.4%	58.5%
2031	16	3,265	5.5%	71.2%	24,570	6.1%	64.6%
Thereafter	117	16,850	28.8%	100.0%	144,239	35.4%	100.0%
Total	399	59,059	100.0%		$406,174	100.0%

Weighted average remaining lease term (in years):		7.7			8.6
(1)Leased square feet is pursuant to existing leases as of March 31, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly and in advance. As of March 31, 2022, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Leased	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Leased Sq. Ft. (1)	Revenues
1	Federal Express Corporation/ FedEx Ground Package System, Inc.	AL, AR, CO, FL, GA, HI, IA, ID, IL, IN, KS, LA, MD, MI, MN, MO, MS, NC, ND, NE, NJ, NV, NY, OH, OK, PA, SC, TN, TX, UT, VA, VT, WA, WI	83	12,883	21.8%	29.6%
2	Amazon.com Services, Inc./ Amazon.com Services LLC	AL,IN, OK, SC, TN, VA	8	4,539	7.7%	7.0%
3	Home Depot U.S.A., Inc.	GA, IL	2	829	1.4%	1.8%
4	UPS Supply Chain Solutions, Inc.	NH, NY	3	794	1.3%	1.6%
5	Restoration Hardware, Inc.	MD	1	1,195	2.0%	1.6%
6	Servco Pacific, Inc.	HI	7	629	1.1%	1.5%
7	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.2%	1.3%
8	Par Hawaii Refining, LLC	HI	3	3,148	5.3%	1.2%
9	TD SYNNEX Corporation	OH	2	939	1.6%	1.2%
10	EF Transit, Inc.	IN	1	535	0.9%	1.0%
11	Shaw Industries, Inc.	GA	1	832	1.4%	1.0%
12	Mercedes Benz US International, Inc.	AL	1	530	0.9%	1.0%
13	UGN, Inc.	OH, SC	2	703	1.2%	1.0%
	Total		119	28,278	47.8%	50.8%
(1)Leased square feet is pursuant to existing leases as of March 31, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Tenant Concentration. We have a concentration of Mainland Properties leased to FDX, which as of March 31, 2022, consisted of approximately 21.8% of our rentable square feet located in 34 states, with a weighted average remaining lease term of 7.5 years.
For the three months ended March 31, 2022, approximately $13,468, or 18.9% of our rental income was from FDX. Other than FDX, the only other tenants that leased over 5% of our total rentable square footage were subsidiaries of Amazon.com, Inc. at certain of our Mainland Properties. Subsidiaries of Amazon.com, Inc. accounted for $5,615 and $5,538, or 7.9% and 10.2%, of our rental income for the three months ended March 31, 2022 and 2021, respectively.
Mainland Properties. As of March 31, 2022, our Mainland Properties represented approximately 72.7% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of March 31, 2022, our Hawaii Properties represented approximately 27.3% of our annualized rental revenues. As of March 31, 2022, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
The following chart shows the annualized rental revenues as of March 31, 2022 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
March 31, 2022
Scheduled to Reset
4/1/2022-12/31/2022	$1,132
2023	2,085
2024	1,266
2025	3,103
2026	1,296
2027 and thereafter	17,454
Total	$26,336
As of March 31, 2022, $16,591, or 4.1%, of our annualized rental revenues are included in leases scheduled to expire through March 31, 2023 and 1.1% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
Tenant Review Process. Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.
Investing and Financing Activities (dollars in thousands)
As previously disclosed, on February 25, 2022, we completed the acquisition of MNR. MNR’s portfolio included 124 Class A, single tenant, net leased, e-commerce focused industrial properties located in 32 states containing approximately 25,745,000 rentable square feet with a remaining weighted average (by rental revenues) lease term of eight years as of the date of the acquisition, and two committed, but not yet completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,734,485, including the assumption of $323,432 aggregate principal amount of existing MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs.

Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two committed, but not yet completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of existing MNR mortgage debt on certain of the properties and entered into a $1,400,000 floating rate CMBS loan secured by 82 properties. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.765%.
In connection with the closing of the Merger, we entered into a $1,385,158 bridge loan facility, secured by 109 properties not owned by the joint venture in which we retained a 61% equity interest. We also entered into a $700,000 fixed rate CMBS loan secured by 17 of our properties. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
As of March 31, 2022, we also own an interest in an unconsolidated joint venture that owns 18 properties. We account for our 18 property unconsolidated joint venture under the equity method of accounting under the fair value option. During the three months ended March 31, 2022, we recorded the change in the fair value of our investment in our unconsolidated joint venture of $1,727 in our condensed consolidated statements of comprehensive income (loss). In addition, during the three months ended March 31, 2022, our unconsolidated joint venture made aggregate cash distributions of $1,320 to us.
For further information regarding our investing and financing activities, see Notes 2, 4, 5, 9 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2022	2021	Change	Change	2022	2021	Change	2022	2021	Change	Change

Rental income	$52,109	$52,411	$(302)	(0.6%)	$19,266	$1,806	$17,460	$71,375	$54,217	$17,158	31.6%

Operating expenses:
Real estate taxes	7,242	7,045	197	2.8%	2,194	202	1,992	9,436	7,247	2,189	30.2%
Other operating expenses	4,912	4,772	140	2.9%	1,860	204	1,656	6,772	4,976	1,796	36.1%
Total operating expenses	12,154	11,817	337	2.9%	4,054	406	3,648	16,208	12,223	3,985	32.6%

Net operating income (3)	$39,955	$40,594	$(639)	(1.6%)	$15,212	$1,400	$13,812	55,167	41,994	13,173	31.4%

Other expenses:
Depreciation and amortization								22,878	12,678	10,200	80.5%
General and administrative								6,077	3,756	2,321	61.8%
Total other expenses								28,955	16,434	12,521	76.2%
Realized gain on sale of equity securities								1,232	—	1,232	—%
Unrealized gain on equity securities								2,460	—	2,460	—%
Dividend income								478	—	478	—%
Interest expense								(40,999)	(8,741)	(32,258)	N/M
Loss on early extinguishment of debt								(828)	—	(828)	N/M
Income (loss) before income tax expense and equity in earnings of investees								(11,445)	16,819	(28,264)	(168.0%)
Income tax expense								(69)	(63)	(6)	9.5%
Equity in earnings of investees								1,727	2,581	(854)	(33.1%)
Net (loss) income								(9,787)	19,337	(29,124)	(150.6%)
Net loss attributable to noncontrolling interest								3,273	—	3,273	—%
Net (loss) income attributable to common shareholders								$(6,514)	$19,337	$(25,851)	(133.7%)

Weighted average common shares outstanding - basic								65,212	65,139	73	0.1%
Weighted average common shares outstanding - diluted								65,212	65,177	35	0.1%

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders								$(0.10)	$0.30	$(0.40)	(133.3%)

N/M - Not Meaningful

(1)Consists of properties that we owned continuously since January 1, 2021 and excludes properties owned by an unconsolidated joint venture.
(2)Consists of 131 properties that we acquired during the period from January 1, 2021 to March 31, 2022, including 93 properties we contributed to a consolidated joint venture in which we own a 61% equity interest and six properties we sold in December 2021 to our 18 property unconsolidated joint venture in which we own a 22% equity interest.
(3)See our definition of NOI and our reconciliation of net income (loss) to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Rental income. The increase in rental income is primarily a result of our acquisition and disposition activities, which includes our acquisition of MNR. The increase also reflects our leasing activity and rent resets at certain of our comparable properties. Rental income at our comparable properties decreased primarily due to the sale of six properties to our unconsolidated joint venture in December 2021. Rental income includes non-cash straight line rent adjustments totaling approximately $1,156 for the 2022 period and approximately $2,044 for the 2021 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $320 for the 2022 period and approximately $180 for the 2021 period.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition and disposition activities.
Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The increase in other operating expenses is primarily due to our acquisition and disposition activities, as well as an increase in insurance costs at certain of our comparable properties in the 2022 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition and disposition activities.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The increase in general and administrative expenses is primarily due to an increase in business management fees as a result of our net acquisition activity since January 2021.
Realized gain on sale of equity securities. Realized gain on sale of equity securities represents the realized gain of $1,232 on the sale of certain equity securities we acquired as part of our acquisition of MNR.
Unrealized gain on equity securities. Unrealized gain on equity securities represents the increase in fair value of certain equity securities we acquired as part of our acquisition of MNR for the period from February 25, 2022 to March 31, 2022.
Dividend income. Dividend income represents the distributions received on certain equity securities we held during the period from February 25, 2022 to March 31, 2022.
Interest expense. The increase in interest expense is due to higher average interest rates incurred on larger average outstanding balances in the 2022 period as compared to the 2021 period, primarily due to our acquisition of MNR.
Loss on early extinguishment of debt. Loss on extinguishment of debt relates to unamortized costs related the termination of our $750,000 unsecured credit facility during the 2022 period.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of investees. Equity in earnings of investees is the change in the fair value of our investment in our unconsolidated joint venture.
Net (loss) income. The net loss for the 2022 period compared to the net income for the 2021 period reflects the changes noted above.
Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest represents the net loss attributable to the 39% equity interest in our consolidated joint venture that we did not own during the 2022 period.
Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since January 1, 2021.
Net (loss) income attributable to common shareholders per common share - basic and diluted. The net loss attributable to common shareholders per common share for the 2022 period compared to the net income attributable to common shareholders per share for the 2021 period reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

Non-GAAP Financial Measures

We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or SEC, including net operating income, or NOI, funds from operations, or FFO, attributable to common shareholders and normalized funds from operations, or Normalized FFO, attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Net Operating Income
We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. The calculation of NOI excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The following table presents the reconciliation of net income to NOI for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net (Loss) Income to NOI:
Net (loss) income	$(9,787)	$19,337
Equity in earnings of investees	(1,727)	(2,581)
Income tax expense	69	63
Income (loss) before income tax expense and equity in earnings of investees	(11,445)	16,819
Loss on early extinguishment of debt	828	—
Interest expense	40,999	8,741
Realized gain on sale of equity securities	(1,232)	—
Unrealized gain on equity securities	(2,460)	—
Dividend income	(478)	—
General and administrative	6,077	3,756
Depreciation and amortization	22,878	12,678
NOI	$55,167	$41,994

NOI:
Hawaii Properties	$19,294	$19,992
Mainland Properties	35,873	22,002
NOI	$55,167	$41,994

Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate, equity in earnings of an unconsolidated joint venture and realized and unrealized gain on equity securities, plus real estate depreciation and amortization of consolidated properties and our proportionate share of FFO of unconsolidated joint venture properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for our unconsolidated joint venture, if any, and exclude acquisition and transaction costs expensed under GAAP. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net Income (Loss) Attributable to Common Shareholders to FFO Attributable to Common Shareholders and Normalized FFO Attributable to Common Shareholders:
Net (loss) income attributable to common shareholders	$(6,514)	$19,337
Depreciation and amortization	22,878	12,678
Equity in earnings of unconsolidated joint venture	(1,727)	(2,581)
Realized gain on sale of equity securities	(1,232)	—
Unrealized gain on equity securities	(2,460)	—
Share of FFO from unconsolidated joint venture	1,761	1,236
FFO adjustments attributable to noncontrolling interest	(4,604)	—
FFO attributable to common shareholders	8,102	30,670
Loss on early extinguishment of debt	828	—
Acquisition and certain other transaction costs	18,673	—
Normalized FFO attributable to common shareholders	$27,603	$30,670

Weighted average common shares outstanding - basic	65,212	65,139
Weighted average common shares outstanding - diluted	65,212	65,177

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.12	$0.47
Normalized FFO attributable to common shareholders	$0.42	$0.47
LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. With $275,075 of cash on hand, 77.3% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 4.1% of our annualized rental revenues as of March 31, 2022 from expiring leases over the next 12 months, we believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents and restricted cash at beginning of period	$29,397	$22,834
Net cash provided by (used in):
Operating activities	56,639	29,652
Investing activities	(3,442,485)	(789)
Financing activities	3,777,878	(25,550)
Cash and cash equivalents and restricted cash at end of period	$421,429	$26,147
The increase in net cash provided by operating activities for the three months ended March 31, 2022 compared to the 2021 period is primarily due to increased operating cash flow from the acquisition of MNR and changes in our working capital. The increase in net cash used in investing activities for the three months ended March 31, 2022 compared to the 2021 period is primarily due to our acquisition of MNR during the 2022 period as compared to no property acquisitions during the 2021 period. The change in net cash provided by financing activities for the three months ended March 31, 2022 to net cash used in financing activities during the 2021 period is primarily due to the net borrowings and sale of joint venture equity interests used to finance our acquisition of MNR in the 2022 period.
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
As of March 31, 2022, we had cash and cash equivalents of $275,075. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders. We currently expect to reduce our debt with the proceeds from the sale of 30 properties we have classified as held for sale as of March 31, 2022.
On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at a rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the premium in connection with the securitization of the Floating Rate Loan resulting in an increase of 51.5 basis points in the premium. As of March 31, 2022, the weighted average annual interest rate payable under our Floating Rate Loan was 3.060% and the weighted average interest rate for borrowings under the Floating Rate Loan was 3.011% for the period from February 25, 2022 to March 31, 2022.

Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citibank, N.A., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Bridge Lenders, and a mezzanine loan agreement with an institutional lender, or the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of its subsidiaries with respect to the Bridge Loan. The Bridge Loan matures in February 2023 and requires that interest be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. As of March 31, 2022, the weighted average annual interest rate payable under our Bridge Loan was 3.214% and the weighted average annual interest rate for borrowings under the Bridge Loan was 3.143% for the period from February 25, 2022 to March 31, 2022.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Fixed Rate Lenders, and mezzanine loan agreements with Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC, or collectively the Fixed Mezz Lenders, pursuant to which we obtained the Fixed Rate Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Fixed Rate Lenders and the Fixed Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the Fixed Rate Loan. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.417%.
We used the aggregate net proceeds from the Loans to fund the acquisition of MNR. Principal payments on the Loans are not required prior to the end of the respective initial term, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain stated conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; (2) to prepay the Bridge Loan, in full or in part at any time, subject to breakage costs; and (3) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
The agreements governing the Loans contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.
In connection with the Merger, our consolidated joint venture in which we own a 61% equity interest assumed an aggregate $323,432 of existing MNR mortgages secured by 11 properties which are owned by this joint venture. These amortizing mortgages require monthly payments of principal and interest until maturity. The value of these mortgages approximated their estimated fair value on the date of acquisition.
As of March 31, 2022, we have an aggregate principal amount of $4,456,808 of debt, including the Loans, scheduled to mature between 2022 and 2038.
For further information regarding our investing and financing activities, including our acquisition of MNR, see Notes 2, 4, 5, 9 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consolidated Joint Venture
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two committed, but not yet completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of existing MNR mortgages on certain of the properties. We account for this joint venture on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ending March 31, 2022. The portion of this joint venture's net loss not attributable to us, or $3,261 for the three months ended March 31, 2022, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). There were no distributions made by this joint venture during the three months ended March 31, 2022. We may seek to sell additional equity interests in this joint venture and use the proceeds to reduce our debt. See Notes 1, 9 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this joint venture.
Unconsolidated Joint Venture
As of March 31, 2022 and December 31, 2021, we also owned an interest in an unconsolidated joint venture. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
During the three months ended March 31, 2022 and 2021, we recorded the change in the fair value of our investment in our unconsolidated joint venture of $1,727 and $2,581, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income (loss). In addition, during the three months ended March 31, 2022 and 2021, our unconsolidated joint venture made aggregate cash distributions of $1,320 and $660, respectively, to us.
For further information regarding this joint venture, see Notes 2, 5 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect to use payments we may receive from the other investors in our joint ventures in connection with any additional properties we may sell to our joint ventures, equity contributions from any third party investors in our joint ventures or any future joint ventures and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage notes in connection with future acquisitions. When the maturities of our debt approach, we intend to explore refinancing alternatives. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
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
During the three months ended March 31, 2022, we paid a quarterly cash distribution to our shareholders totaling $21,584 using existing cash balances. For more information regarding the distribution we paid in 2022, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On April 14, 2022, we declared a regular quarterly distribution of $0.33 per common share, or approximately $21,600, to shareholders of record on April 25, 2022. We expect to pay this distribution to our shareholders on or about May 19, 2022 using existing cash balances.

During the three months ended March 31, 2022 and 2021, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2022	2021
Tenant improvements and leasing costs (1)	$3,361	$823
Building improvements (2)	110	232
Development, redevelopment and other activities (3)	294	—
	$3,765	$1,055
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
As of March 31, 2022, we had estimated unspent leasing related obligations of $28,700.
Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2022 were: (1) $1,385,158 outstanding principal amount of the Bridge Loan; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan; (3) $700,000 outstanding principal amount of the Fixed Rate Loan; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $321,650 aggregate principal amount of mortgages secured by 11 properties owned by our consolidated joint venture in which we own a 61% equity interest. For further information regarding our indebtedness, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The agreements and related documents governing the Loans and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2022, we believe we were in compliance with all the covenants and other terms under the agreements governing the Loans and the $650,000 mortgage loan.
Certain of the mortgages we assumed in conjunction with our acquisition of MNR are non-recourse, subject to certain limitations, and do not contain any material financial covenants. The agreements governing the Loans and the $650,000 mortgage loan contain certain exceptions to the general non-recourse provisions, including our obligation to indemnify the lenders for certain potential environmental losses~~.~~
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2021 Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2021 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2021. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt
At March 31, 2022, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 properties in Hawaii)	$650,000	4.310%	$28,015	2029	Monthly
Mortgage notes (17 U.S. Mainland Properties )	700,000	4.417%	30,919	2032	Monthly
Mortgage note (2)	13,644	3.670%	501	2031	Monthly
Mortgage note (2)	27,446	3.100%	851	2035	Monthly
Mortgage note (2)	15,585	3.560%	555	2030	Monthly
Mortgage note (2)	45,534	4.130%	1,881	2033	Monthly
Mortgage note (2)	15,032	4.140%	622	2032	Monthly
Mortgage note (2)	32,634	4.020%	1,312	2033	Monthly
Mortgage note (2)	5,290	3.770%	199	2030	Monthly
Mortgage note (2)	5,594	3.850%	215	2030	Monthly
Mortgage note (2)	44,042	2.950%	1,299	2036	Monthly
Mortgage note (2)	47,742	4.270%	2,039	2037	Monthly
Mortgage note (2)	54,012	3.250%	1,755	2038	Monthly
Mortgage note (2)	15,095	3.760%	568	2028	Monthly
	$1,671,650		$70,731
(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

(2)Our consolidated joint venture, in which we have a 61% interest, assumed MNR’s existing mortgages secured by 11 properties in aggregate.

Our $650,000 and $700,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,717.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balance outstanding at March 31, 2022 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $55,883.

Floating Rate Debt
At March 31, 2022, our outstanding floating rate debt consisted of the following:

		Annual	Annual			Interest
	Principal	Interest	Interest			Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity		Due
Bridge Loan - mortgage	$1,125,982	2.040%	$22,970	2023		Monthly
Bridge Loan - mezzanine	259,176	8.290%	21,486	2023		Monthly
Floating Rate Loan	1,400,000	3.060%	42,840	2024	(2)	Monthly
	2,785,158		$87,296
(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

(2)The Floating Rate Loan matures in March 2024, subject to three, one year extension options.

At March 31, 2022, our aggregate floating rate debt was $2,785,158, consisting of the $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture and the $1,385,158 outstanding principal amount of the Bridge Loan. The Bridge Loan matures on February 24, 2023 and requires that interest be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.00% under the mezzanine loan agreement. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.765% . In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR rates, we purchased interest rate caps with a strike rate of 2.70% for the Bridge Loan and 3.40% for the Floating Rate Loan. However, we are vulnerable to changes in the U.S. dollar based short term rates, specifically SOFR.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2022:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2022	3.13%	$2,785,158	$87,296	$1.34
One percentage point increase	4.13%	$2,785,158	$115,148	$1.77
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2022.

The foregoing tables show the impact of an immediate one percentage point change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our acquisitions or sales of properties,
•The development, redevelopment or repositioning of our properties,
•Our ability to compete for tenancies and acquisitions effectively,
•The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt or refinance such debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to expand our existing, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the remainder of the COVID-19 pandemic and current economic conditions,
•Our ability to maintain sufficient liquidity, including for the remainder of the COVID-19 pandemic and any resulting economic impact,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expectation that we benefit from our relationships with RMR,
•Our qualification for taxation as a REIT under the IRC,
•Changes in federal or state tax laws,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Changes in global supply chain conditions, and

•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of economic conditions and the capital markets on us and our tenants, including if the current inflationary environment continues or intensifies,
•Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, war or other hostilities, further material or prolonged disruption to supply chains, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to further grow our business by acquiring additional properties. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to the properties we acquired in the MNR acquisition or other properties we may acquire in the future, and these properties may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•We may not be able to sell the MNR properties we acquired and are seeking to sell, and any such sales may be at prices lower than the carrying values,
•We may experience declining rents or incur significant costs when we renew our leases with current tenants or lease our properties to new tenants or when our rents reset at our properties in Hawaii,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, downturn of business or lease termination of a single tenant at these properties,
•Any existing or possible development, redevelopment or repositioning of our properties may not be successful and may cost more or take longer to complete than we currently expect or than we expected when the project commenced. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect or than we expected when the project commenced, and we may incur increasing amounts for these and similar purposes in the future,
•Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•We may not be able to maintain good relations with, and continue to be responsive to the needs of, our significant and other tenants,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investing and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Actual costs under our floating rate debt will be higher than the stated rate plus a premium because of fees and expenses associated with the applicable facility,
•We may incur additional debt. Additional debt leverage may limit our ability to make acquisitions, pay distributions and pursue other opportunities we may deem desirable. Further, increased leverage may increase our cost of capital,
•We may not be able to obtain replacement financing on desirable terms when our debts mature,
•Our existing, and any future, derivative contracts we are party to or may enter into may not have the intended or desired beneficial impact, and may expose us to additional risks such as counterparty credit risk and may involve additional costs,
•We may spend more for capital expenditures than we currently expect and we expect to spend more than we have in the past,

•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful, and we may not be able to sell any additional equity interests in our existing joint ventures at expected prices or at all,

•Our Board of Trustees considers, among other factors, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs when setting our distributions to shareholders. This may imply that we will maintain or seek to maintain a specific dividend yield on our common shares. However, the dividend yield is only one of many factors our Board of Trustees considers in its discretion when setting our distributions to shareholders. Further, various market and other factors impact trading prices for our and our competitors’ securities and the corresponding yields on those securities. As a result, the trading prices on our common shares and the yields on our common shares are subject to change and may fluctuate significantly. We do not intend to maintain or to seek to maintain any specific yield on our common shares,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may incur extensive costs and may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards, or investors’ expectations, regarding ESG,
•We believe that our relationships with our related parties, including RMR, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•We may not succeed in selling the marketable securities acquired as part of the MNR acquisition on the expected timeline or at all.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, war or other hostilities, pandemics, natural disasters, climate change and climate related events, changes in our tenants’ financial conditions, the market demand for leased space or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
Statement Concerning Limited Liability

The Amended and Restated Declaration of Trust establishing Industrial Logistics Properties Trust, dated January 11, 2018, as amended, as filed with the State Department of Assessments and Taxation of Maryland, provides that no trustee, officer, shareholder, employee or agent of Industrial Logistics Properties Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Industrial Logistics Properties Trust. All persons dealing with Industrial Logistics Properties Trust in any way shall look only to the assets of Industrial Logistics Properties Trust for the payment of any sum or the performance of any obligation.

PART II. Other Information

Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2022:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
March 2022	333	$22.67	—	$—
Total	333	$22.67	—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of our common share awards. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

10.1
Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of Mountain Industrial REIT LLC and Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.2
First Amendment to Loan Agreement and Other Loan Documents, dated as of March 8, 2022, among certain subsidiaries of Mountain Industrial REIT LLC and Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Filed herewith.)

10.3
Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of the Company, Citibank, N.A., UBS AG Stamford Branch, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.4
Mezzanine Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of the Company and BREF VI Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.5
Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of the Company and Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.6
Mezzanine A Loan Agreement, dated as of February 25, 2022, among ILPT Mezz Fixed Borrower 2 LLC, Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.7
Mezzanine B Loan Agreement, dated as of February 25, 2022, among ILPT Mezz Fixed Borrower LLC, Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.8	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Letter dated February 25, 2022, between the Company and The RMR Group LLC, regarding the Business Management Agreement. (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: April 26, 2022

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
Dated: April 26, 2022