Form 10-Q
period 2022-06-30
Industrial Logistics Properties Trust
filed 2022-07-26
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 25, 2022: 65,427,459

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

June 30, 2022

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$1,113,997	$699,037
Buildings and improvements	4,012,041	1,049,796
Total real estate properties, gross	5,126,038	1,748,833
Accumulated depreciation	(210,866)	(167,490)
Total real estate properties, net	4,915,172	1,581,343
Investment in unconsolidated joint venture	143,716	143,021
Acquired real estate leases, net	327,319	63,441
Cash and cash equivalents	291,866	29,397
Restricted cash	145,078	—
Rents receivable, including straight line rents of $73,549 and $69,173, respectively	90,187	75,877
Other assets, net	42,500	15,479
Total assets	$5,955,838	$1,908,558

LIABILITIES AND EQUITY
Revolving credit facility	$—	$182,000
Bridge loan facility	1,379,983	—
Mortgage notes payable, net	3,030,585	646,124
Assumed real estate lease obligations, net	24,759	12,435
Accounts payable and other liabilities	78,175	27,772
Due to related persons	7,402	2,185
Total liabilities	4,520,904	870,516

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $0.01 par value: 100,000,000 shares authorized; 65,427,459 and 65,404,592 shares issued and outstanding, respectively	654	654
Additional paid in capital	1,013,418	1,012,224
Cumulative net income	193,855	343,908
Cumulative other comprehensive income	7,572	—
Cumulative common distributions	(361,911)	(318,744)
Total equity attributable to common shareholders	853,588	1,038,042
Noncontrolling interest	581,346	—
Total equity	1,434,934	1,038,042
Total liabilities and equity	$5,955,838	$1,908,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Rental income	$107,222	$54,180	$178,597	$108,397

Expenses:
Real estate taxes	13,275	7,489	22,711	14,736
Other operating expenses	7,053	4,341	13,825	9,317
Depreciation and amortization	42,699	11,830	65,577	24,508
Acquisition and certain other transaction costs	—	646	—	646
General and administrative	9,709	4,234	15,786	7,990
Loss on impairment of real estate	100,747	—	100,747	—
Total expenses	173,483	28,540	218,646	57,197

Interest and other income	354	—	832	—
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $34,448, $506, $54,769 and $1,011, respectively)	(77,548)	(8,643)	(118,547)	(17,384)
Loss on sale of real estate	(10)	—	(10)	—
Loss on equity securities	(9,450)	—	(5,758)	—
Loss on early extinguishment of debt	—	—	(828)	—
(Loss) income before income tax expense and equity in earnings of investees	(152,915)	16,997	(164,360)	33,816
Income tax expense	(16)	(42)	(85)	(105)
Equity in earnings of investees	1,610	1,876	3,337	4,457
Net (loss) income	(151,321)	18,831	(161,108)	38,168
Net loss attributable to noncontrolling interest	7,782	—	11,055	—
Net (loss) income attributable to common shareholders	$(143,539)	$18,831	$(150,053)	$38,168
Other comprehensive income:
Unrealized gain on derivatives	4,438	—	10,070	—
Less: unrealized gain on derivatives attributable to noncontrolling interest	(774)	—	(2,498)	—
Other comprehensive income attributable to common shareholders	3,664	—	7,572	—
Comprehensive (loss) income attributable to common shareholders	$(139,875)	$18,831	$(142,481)	$38,168

Weighted average common shares outstanding - basic	65,221	65,146	65,217	65,142
Weighted average common shares outstanding - diluted	65,221	65,207	65,217	65,192

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(2.20)	$0.29	$(2.30)	$0.58

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity	Total Equity
	Number of		Additional		Other	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net (loss) income	—	—	—	(6,514)	—	—	(6,514)	(3,273)	(9,787)
Share grants	—	—	407	—	—	—	407	—	407
Share repurchases	(333)	—	(7)	—	—	—	(7)	—	(7)
Share forfeitures	(400)	—	(2)	—	—	—	(2)	—	(2)
Net current period other comprehensive income	—	—	—	—	3,908	—	3,908	1,724	5,632
Contributions from noncontrolling interest	—	—	—	—	—	—	—	591,268	591,268
Distributions to common shareholders	—	—	—	—	—	(21,584)	(21,584)	—	(21,584)
Balance at March 31, 2022	65,403,859	$654	$1,012,622	$337,394	$3,908	$(340,328)	$1,014,250	$589,719	$1,603,969
Net (loss) income	—	—	—	(143,539)	—	—	(143,539)	(7,782)	(151,321)
Share grants	24,500	—	800	—	—	—	800	—	800
Share forfeitures	(900)	—	(4)	—	—	—	(4)	—	(4)
Net current period other comprehensive income	—	—	—	—	3,664	—	3,664	774	4,438
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Distributions to common shareholders	—	—	—	—	—	(21,583)	(21,583)	—	(21,583)
Balance at June 30, 2022	65,427,459	$654	$1,013,418	$193,855	$7,572	$(361,911)	$853,588	$581,346	$1,434,934

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(161,108)	$38,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,375	15,257
Loss on impairment of real estate	100,747	—
Net amortization of debt issuance costs, premiums and discounts	54,769	1,011
Amortization of acquired real estate leases and assumed real estate lease obligations	17,477	8,503
Amortization of deferred leasing costs	735	402
Loss on equity securities	5,758	—
Straight line rental income	(4,376)	(3,995)
Loss on early extinguishment of debt	828	—
Other non-cash expenses	2,156	1,019
Unconsolidated joint venture distributions	2,642	1,320
Equity in earnings of investees	(3,337)	(4,457)
Change in assets and liabilities:
Rents receivable	(9,933)	999
Deferred leasing costs	(4,565)	(1,205)
Due from related persons	—	2,665
Other assets	(4,695)	1,624
Accounts payable and other liabilities	25,539	153
Rents collected in advance	9,030	1,137
Security deposits	672	221
Due to related persons	5,217	(215)
Net cash provided by operating activities	80,931	62,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(3,551,509)	(34,081)
Real estate improvements	(5,305)	(1,351)
Proceeds from sale of marketable securities	140,792	—
Proceeds from sale of joint venture	—	804
Net cash used in investing activities	(3,416,022)	(34,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	2,100,000	—
Proceeds from secured bridge loan facility	1,385,158	—
Borrowings under revolving credit facility	3,000	36,000
Repayments of revolving credit facility	(185,000)	(13,000)
Repayment of mortgage notes payable	(7,161)	—
Payment of debt issuance costs	(96,260)	—
Distributions to common shareholders	(43,167)	(43,099)
Proceeds from noncontrolling interest, net	587,440	—
Repurchase of common shares	(7)	(202)
Distributions to noncontrolling interest	(1,365)	—
Net cash provided by (used in) financing activities	3,742,638	(20,301)
Increase in cash, cash equivalents and restricted cash	407,547	7,678
Cash, cash equivalents and restricted cash at beginning of period	29,397	22,834
Cash, cash equivalents and restricted cash at end of period	$436,944	$30,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Interest paid	$55,065	$16,184
Income taxes paid	$195	$167
Interest capitalized	$15	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$323,432	$—
Real estate improvements accrued, not paid	$4,055	$174

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$(323,432)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$291,866	$30,512
Restricted cash (1)	145,078	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$436,944	$30,512
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
On February 25, 2022, we acquired Monmouth Real Estate Investment Corporation, or MNR, pursuant to the merger of MNR with and into one of our wholly owned subsidiaries, or the Merger, as further described below. In connection with the Merger, we entered into a new joint venture arrangement for 95 of the acquired MNR properties, including two then committed, but not yet then completed, property acquisitions, located in the mainland United States, in which we retained a 61% equity interest. We have determined that this joint venture is not a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights. The other joint venture investor’s interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Notes 2, 9 and 11 for further information regarding this joint venture.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, impairments of real estate and related intangibles.
Note 2. Real Estate Investments

As of June 30, 2022, our portfolio was comprised of 412 consolidated properties containing approximately 59,736,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 186 properties containing approximately 43,007,000 rentable square feet of industrial properties located in 38 other states, or our Mainland Properties, which includes 93 properties owned by a consolidated joint venture arrangement in which we own a 61% equity interest. As of June 30, 2022, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 properties located in 12 states totaling approximately 11,726,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended June 30, 2022 and 2021, approximately 29.8% and 51.3%, respectively, of our rental income was from our Hawaii Properties. For the six months ended June 30, 2022 and 2021, approximately 32.8% and 50.8%, respectively, of our rental income was from our Hawaii properties.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of June 30, 2022, we had a concentration of properties leased to tenants, including their applicable subsidiaries, that leased over 5% of our total rentable square footage. The impact of these tenants on our revenue are as follows:

			Weighted
	% of		Average
	Rentable	Number	Remaining	Rental Income				Rental Income
	Square	of	Lease Term	Three Months Ended				Six Months Ended
Tenant	Feet	States	(in years)	6/30/2022		6/30/2021		6/30/2022		6/30/2021
Federal Express Corporation/ FedEx Ground Package System, Inc.	21.8%	34	7.4	$31,063	29.0%	$2,695	5.0%	$44,531	24.9%	$5,446	5.0%
Amazon.com Services, Inc./ Amazon.com Services LLC	7.7%	6	6.4	7,236	6.7%	5,348	9.9%	12,852	7.2%	10,886	10.0%
Home Depot U.S.A., Inc.	5.7%	3	26.5	6,540	6.1%	1,312	2.4%	6,822	3.8%	2,625	2.4%
Total	35.2%	34	10.3	$44,839	41.8%	$9,355	17.3%	$64,205	35.9%	$18,957	17.4%
Acquisition Activities
On February 25, 2022, we completed the acquisition of MNR pursuant to the Agreement and Plan of Merger, dated as of November 5, 2021 and as amended on February 7, 2022, or the Merger Agreement, by and among us, Maple Delaware Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary, or Merger Sub, and MNR. At the effective time on February 25, 2022, or the Effective Time, MNR merged with and into Merger Sub, with Merger Sub continuing as the surviving entity, and the separate existence of MNR ceased. MNR’s portfolio included 124 Class A, single tenant, net leased, e-commerce focused industrial properties containing approximately 25,745,000 rentable square feet and two then committed, but not yet then completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,734,485, including the assumption of $323,432 aggregate principal amount of former MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two then pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs.
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
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 MNR properties, including two then committed, but not yet completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. In connection with the transaction, the joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt secured by 11 properties and entered into a $1,400,000 floating rate CMBS loan secured by 82 properties, or the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 2.77%. See Notes 4, 9 and 11 for more information regarding this joint venture.
In connection with the closing of the Merger, we entered into a $1,385,158 bridge loan facility secured by 109 of our properties, or the Bridge Loan. We also entered into a $700,000 fixed rate CMBS loan secured by 17 of our properties, or the Fixed Rate Loan.
The Bridge Loan matures in February 2023 and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.92%. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

average annual interest rate of 4.42%. The Floating Rate Loan, the Bridge Loan and the Fixed Rate Loan are collectively referred to as the Loans.
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
(2)As part of the Merger, we acquired a portfolio of marketable securities and classified them as available for sale. During the six months ended June 30, 2022, we sold all of these securities with a cost of $146,550 for net proceeds of $140,792, resulting in a $5,758 realized loss on sale of equity securities for the six months ended June 30, 2022.

In July 2022, our consolidated joint venture acquired a property located in Augusta, GA containing 226,000 rentable square feet for a purchase price of approximately $38,000, excluding acquisition related costs. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years. This property was a committed MNR acquisition at the time we acquired MNR and was purchased directly by our consolidated joint venture.
During the six months ended June 30, 2022, we committed $10,742 for expenditures related to leasing related costs for leases executed during the period for approximately 4,757 square feet. Committed, but unspent, tenant related obligations based on existing leases as of June 30, 2022 were $27,998.
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have plans to change the use of those lands. As of both June 30, 2022 and December 31, 2021, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. While we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss).
Disposition Activities
As of March 31, 2022, we classified 30 properties we acquired as part of the MNR acquisition as held for sale in our condensed consolidated balance sheet. During the three months ended June 30, 2022, we reclassified those properties to held and used due to a change in plans to sell as a result of market conditions and recorded a $100,747 loss on impairment of real estate to adjust the carrying value of 25 of those 30 properties to their estimated fair value.
Joint Venture Activities
As of June 30, 2022, we have equity investments in our joint ventures that consist of the following:

			ILPT Carrying Value
		ILPT	of Investment	Number of		Square
Joint Venture	Presentation	Ownership	at June 30, 2022	Properties	Location	Feet
Mountain Industrial REIT LLC	Consolidated	61%	N/A	93	Various	20,755,000
The Industrial Fund REIT LLC	Unconsolidated	22%	$143,716	18	Various	11,726,000
The following table provides a summary of the mortgages of our joint ventures:

				Principal Balance
	Coupon			at June 30,
Joint Venture (Consolidated)	Rate		Maturity Date	2022 (1)
Mortgage notes payable (secured by 11 properties in 10 states)	3.67%	(2)	Various	$316,721
Mortgage notes payable (secured by 82 properties in 25 states)	4.04%		3/9/2024	1,400,000
Weighted average/total	3.97%			$1,716,721
(1)Amounts are not adjusted for our minority interest; none of the debt is recourse to us, subject to certain limitations.
(2)Represents weighted average interest rate as of June 30, 2022.

				Principal Balance
	Coupon			at June 30,
Joint Venture (Unconsolidated)	Rate		Maturity Date	2022 (1)
Mortgage notes payable (secured by one property in Florida)	3.60%	(2)	10/1/2023	$56,980
Mortgage notes payable (secured by 11 other properties in eight states)	3.33%	(2)	11/7/2029	350,000
Weighted average/total	3.37%	(2)		$406,980
(1)Amounts are not adjusted for our minority interest; none of the debt is recourse to us.
(2)Includes the effect of mark to market purchase accounting.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Consolidated Joint Venture - Mountain Industrial REIT LLC
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties in 27 states, including two then committed, but not yet completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the six months ended June 30, 2022. The portion of this joint venture's net loss not attributable to us, or $7,781 and $11,042 for the three and six months ended June 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. See Notes 1, 9 and 11 for more information regarding this joint venture.
Unconsolidated Joint Venture - The Industrial Fund REIT LLC
As of June 30, 2022 and December 31, 2021, we also owned a 22% interest in an unconsolidated joint venture with 18 properties in 12 states. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $1,610 and $1,876 for the three months ended June 30, 2022 and 2021, respectively, and $3,337 and $4,457 for the six months ended June 30, 2022 and 2021, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions of $1,322 and $660 during the three months ended June 30, 2022 and 2021, respectively, and $2,642 and $1,320, during the six months ended June 30, 2022 and 2021, respectively, to us.
See Notes 1, 5, 9 and 11 for more information regarding our joint ventures.
Note 3. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in their respective leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and may also include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $16,828 and $9,383 for the three months ended June 30, 2022 and 2021, respectively, of which tenant reimbursements totaled $16,583 and $9,138, respectively, and $29,407 and $19,255 for the six months ended June 30, 2022 and 2021, respectively, of which tenant reimbursements totaled $28,917 and $18,765, respectively.
We increased rental income to record revenue on a straight line basis by $3,220 and $1,951 for the three months ended June 30, 2022 and 2021, respectively, and $4,376 and $3,995 for the six months ended June 30, 2022 and 2021, respectively.
Right of use asset and lease liability. In connection with our acquisition of MNR, we assumed the lease for MNR’s former corporate headquarters, which expires on December 31, 2029, and three of the properties we acquired as part of the MNR acquisition were subject to ground leases under which we are the lessee. For leases under which we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of June 30, 2022, the value of the right of use asset and related liability representing our future obligations under the lease arrangements under

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

which we are the lessee were $5,053 and $5,106, respectively. The right of use asset and related lease liability are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under, or renew, the ground lease in order to protect our investment in the affected property.
Note 4. Indebtedness

As of June 30, 2022, our outstanding indebtedness consisted of the following:

								Net Book
								Value
			Principal Balance as of					of Collateral
			June 30,	December 31,	Interest			At June 30,
Entity	Type	Secured By:	2022 (1)	2021 (1)	Rate	Maturity		2022
ILPT	Revolving credit facility (2)	Unsecured	$—	$182,000	N/A	N/A		$—
ILPT	Bridge Loan Facility	109 Properties	1,385,158	—	4.20%	Feb 2023		1,109,537
ILPT	Fixed Rate - Interest only	186 Properties	650,000	650,000	4.31%	Feb 2029		490,680
ILPT	Fixed Rate - Interest only	17 Properties	700,000	—	4.42%	Mar 2032		524,821
Mountain (3)	Floating Rate - Interest only	82 Properties	1,400,000	—	4.04%	Mar 2024	(4)	1,936,876
Mountain (3)	Fixed Rate - Amortizing	One Property	13,329	—	3.67%	May 2031		31,125
Mountain (3)	Fixed Rate - Amortizing	One Property	27,025	—	3.10%	Jun 2035		48,380
Mountain (3)	Fixed Rate - Amortizing	One Property	15,191	—	3.56%	Sep 2030		51,401
Mountain (3)	Fixed Rate - Amortizing	One Property	44,771	—	4.13%	Nov 2033		131,556
Mountain (3)	Fixed Rate - Amortizing	One Property	14,739	—	4.14%	Jul 2032		45,411
Mountain (3)	Fixed Rate - Amortizing	One Property	32,078	—	4.02%	Oct 2033		87,440
Mountain (3)	Fixed Rate - Amortizing	One Property	5,150	—	3.77%	Apr 2030		40,279
Mountain (3)	Fixed Rate - Amortizing	One Property	5,445	—	3.85%	Apr 2030		40,279
Mountain (3)	Fixed Rate - Amortizing	One Property	43,395	—	2.95%	Jan 2036		102,412
Mountain (3)	Fixed Rate - Amortizing	One Property	47,203	—	4.27%	Nov 2037		113,738
Mountain (3)	Fixed Rate - Amortizing	One Property	53,357	—	3.25%	Jan 2038		117,251
Mountain (3)	Fixed Rate - Amortizing	One Property	14,588	—	3.76%	Oct 2028		63,343
			4,451,429	832,000				$4,934,529
	Unamortized debt issuance costs		(40,861)	(3,876)
			$4,410,568	$828,124

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

(3)Mountain is Mountain Industrial REIT LLC, our consolidated joint venture, in which we own a 61% equity interest.

(4)The Floating Rate Loan matures in March 2024, subject to three, one year extension options.

Our principal debt obligations at June 30, 2022 were: (1) $1,385,158 outstanding principal amount of the Bridge Loan; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan; (3) $700,000 outstanding principal amount of the Fixed Rate Loan; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $316,271 aggregate principal amount of mortgages secured by 11 properties owned by our consolidated joint venture in which we own a 61% equity interest.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of December 31, 2021, we had a $750,000 unsecured revolving credit facility that was available for our general business purposes, including acquisitions. The maturity date of this revolving credit facility was June 29, 2022 and had an option to extend the maturity date for one, six month period, subject to payment of extension fees and satisfaction of other conditions. As of December 31, 2021, the annual interest rate payable on borrowings under this revolving credit facility was 1.41%. The weighted average annual interest rate for borrowings under this revolving credit facility was 1.41% for both the period from January 1, 2022 to February 25, 2022 and the three months ended June 30, 2021 and 1.49% for the six months ended June 30, 2021. In connection with the closing of the Merger, we entered into the Loans, and repaid the outstanding principal balance under this revolving credit facility and then terminated the agreement governing the facility in accordance with its terms and without penalty. During the six months ended June 30, 2022, we recorded a $828 loss on extinguishment of debt to write off any unamortized costs related to this facility.
On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points in the premium. As of June 30, 2022, the weighted average annual interest rate payable under our Floating Rate Loan was 4.04% and the weighted average interest rate for borrowings under the Floating Rate Loan was 3.61% and 3.38% for the three months ended June 30, 2022 and the period from February 25, 2022 to June 30, 2022, respectively.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citibank, N.A., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Bridge Lenders, and a mezzanine loan agreement with an institutional lender, or the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of its subsidiaries with respect to the Bridge Loan. The Bridge Loan matures in February 2023 and requires that interest be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. As of June 30, 2022, the weighted average annual interest rate payable under our Bridge Loan was 4.20% and the weighted average annual interest rate for borrowings under the Bridge Loan was 5.29% and 5.23% for the three months ended June 30, 2022 and the period from February 25, 2022 to June 30, 2022, respectively.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Fixed Rate Lenders, and mezzanine loan agreements with Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC, or collectively the Fixed Mezz Lenders, pursuant to which we obtained the Fixed Rate Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Fixed Rate Lenders and the Fixed Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the Fixed Rate Loan. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.42%.
We used the aggregate net proceeds from the Loans to fund the acquisition of MNR. Principal payments on the Loans are not required prior to the end of their respective initial terms, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain stated conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; (2) to prepay the Bridge Loan, in full or in part at any time, subject to breakage costs; and (3) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
The agreements governing the Loans contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In connection with the Merger, our consolidated joint venture in which we own a 61% equity interest assumed an aggregate $323,432 of former MNR mortgages secured by 11 properties which are owned by this joint venture. These amortizing mortgages require monthly payments of principal and interest until maturity. The value of these mortgages approximated their estimated fair value on the date of acquisition.
See Notes 2 and 5 for further information regarding our acquisition of MNR.
Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, the Floating Rate Loan, the Bridge Loan, the Fixed Rate Loan, mortgage notes payable, accounts payable, rents collected in advance, marketable securities available for sale, interest rate caps, security deposits and amounts due from or to related persons. At June 30, 2022 and December 31, 2021, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At June 30, 2022		At December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Mortgage notes payable, 4.31% interest rate, due in 2029	$646,396	$627,160	$646,124	$709,198
Bridge Loan, 4.20% weighted average interest rate, due in 2023	1,379,983	1,379,983	—	—
Mortgage notes payable, 4.04% interest rate, due in 2024 (2)	1,373,501	1,373,501	—	—
Mortgage notes payable, 4.42% interest rate, due in 2032	694,417	694,401	—	—
Mortgage note payable, 3.67% interest rate, due in 2031	13,329	12,859	—	—
Mortgage note payable, 3.10% interest rate, due in 2035	27,025	24,976	—	—
Mortgage note payable, 3.56% interest rate, due in 2030	15,191	14,619	—	—
Mortgage note payable, 4.13% interest rate, due in 2033	44,771	43,861	—	—
Mortgage note payable, 4.14% interest rate, due in 2032	14,739	14,478	—	—
Mortgage note payable, 4.02% interest rate, due in 2033	32,078	31,250	—	—
Mortgage note payable, 3.77% interest rate, due in 2030	5,150	5,002	—	—
Mortgage note payable, 3.85% interest rate, due in 2030	5,445	5,305	—	—
Mortgage note payable, 2.95% interest rate, due in 2036	43,395	39,598	—	—
Mortgage note payable, 4.27% interest rate, due in 2037	47,203	46,542	—	—
Mortgage note payable, 3.25% interest rate, due in 2038	53,357	48,767	—	—
Mortgage note payable, 3.76% interest rate, due in 2028	14,588	14,145	—	—
	$4,410,568	$4,376,447	$646,124	$709,198
(1)Includes unamortized debt issuance costs of $40,861 and $3,876 as of June 30, 2022 and December 31, 2021, respectively.
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
The table below presents certain of our assets measured on a recurring basis at fair value at June 30, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$143,716	$—	$—	$143,716
Interest rate cap derivatives (2)	$13,637	$—	$13,637	$—
Non-recurring fair value measurements
Real estate properties (3)	$555,123	$—	$—	$555,123
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
(3)We recorded a loss on impairment of real estate of $100,747 to reduce the carrying value of 25 properties in our condensed consolidated balance sheet to their estimated fair value (Level 3 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
Note 6. Shareholders’ Equity

Common Share Awards:
On June 1, 2022, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 3,500 of our common shares, valued at $15.07 per share, the closing price of our common shares on The Nasdaq Stock Market LLC on that day.
Common Share Purchase:
During the six months ended June 30, 2022, we purchased 333 of our common shares at a price of $22.67 per common share, from a former employee of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the six months ended June 30, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distribution
January 13, 2022	January 24, 2022	February 17, 2022	$0.33	$21,584
April 14, 2022	April 25, 2022	May 19, 2022	0.33	21,583
			$0.66	$43,167
On July 14, 2022, we declared a quarterly distribution to common shareholders of record on July 25, 2022 in the amount of $0.01 per share, or approximately $650. We expect to pay this distribution to our shareholders on or about August 18, 2022.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 7. Per Common Share Amounts

We calculate basic earnings per common share by dividing net income (loss) attributable to common shareholders by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards, and the related impact on earnings, are considered when calculating dilutive earnings per share. For purposes of calculating diluted earnings per share, we did not include 190 and 191 of unvested share awards for the three and six months ended June 30, 2022, respectively, because to do so would have been antidilutive. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerators:
Net (loss) income attributable to common shareholders	$(143,539)	$18,831	$(150,053)	$38,168
Income attributable to unvested share awards	(63)	(47)	(126)	(95)
Net (loss) income attributable to common shareholder used in calculating earnings per share	$(143,602)	$18,784	$(150,179)	$38,073

Denominators:
Weighted average common shares for basic earnings per share	65,221	65,146	65,217	65,142
Effect of dilutive securities: unvested share awards	—	61	—	50
Weighted average common shares for diluted earnings per share	65,221	65,207	65,217	65,192

Net (loss) income attributable to common shareholders per common share - basic	$(2.20)	$0.29	$(2.30)	$0.58
Net (loss) income attributable to common shareholders per common share - diluted	$(2.20)	$0.29	$(2.30)	$0.58
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $6,957 and $11,356 for the three and six months ended June 30, 2022, respectively, and $2,580 and $5,124 for the three and six months ended June 30, 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2022 and 2021, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur any incentive fee payable to RMR for the year ended December 31, 2021. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss). RMR provides management services to our two joint ventures. See Note 9 for further information regarding our joint ventures’ management arrangements with RMR and the related impact on our management fees payable to RMR.
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
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $2,764 and $5,527 for the three and six months ended June 30, 2022, respectively, and $1,591 and $3,185 for the three and six months ended June 30, 2021, respectively. Of these amounts, for the three and six months ended June 30, 2022, $2,396 and $5,128, respectively, were expensed to other operating expenses in our condensed

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

consolidated financial statements and $368 and $399, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and six months ended June 30, 2021, $1,571 and $3,153, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $20 and $32, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,704 and $3,308 for these expenses and costs for the three and six months ended June 30, 2022, respectively, and $1,125 and $2,267 for the three and six months ended June 30, 2021, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
See Note 9 for further information regarding our relationships, agreements and transactions with RMR.
Note 9. Related Person Transactions

We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer and employee of RMR. John Murray, one of our Managing Trustees until June 1, 2022 and our President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our other officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing trustee or managing director of those companies. Other officers of RMR, including Messrs. Jordan and Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
MNR Acquisition and Related Joint Venture. On February 25, 2022, we acquired MNR. In connection with that acquisition, we entered into a new joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two then committed, but not yet completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $587,440.
Joint Ventures. We have two separate joint venture arrangements, one with two, third party institutional investors for 18 properties in which we own a 22% equity interest, and the other with one, third party institutional investor for 95 properties, including two then committed, but not yet completed, property acquisitions, in which we own a 61% equity interest. We entered into our joint venture that currently owns 18 properties prior to January 1, 2021, and we entered into the other joint venture that currently owns 95 MNR properties, including two then committed, but not yet then completed, property acquisitions, in February 2022 in connection with the Merger. RMR provides management services to both of these joint ventures. We do not include our 18 property joint venture as a consolidated subsidiary and, as a result, we are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding that joint venture. Our 95 property joint venture is our consolidated subsidiary and, as a result, we are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding that joint venture; however, that joint venture pays management fees directly to RMR, and any such fees paid by that joint venture are credited against the fees payable by us to RMR.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In December 2021, we sold six properties to our then existing joint venture. We received proceeds of approximately $160,516 from the other equity investors in that joint venture in connection with this sale. We and the other equity investors maintained our respective percentage equity interests in that joint venture following this transaction. As of December 31, 2021 and June 30, 2022, we owed $225 and $3,192, respectively, to that joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheet. We paid the amounts we owed as of December 31, 2021 in January 2022 and the amounts we owed as of June 30, 2022 in July 2022.
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
Cash Flow Hedges of Interest Rate Risk

As required by ASC 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk as of June 30, 2022:

Interest Rate Derivative	Balance Sheet Line Item	Debt	Number of Instruments	Strike Rate	Notional Amount	Fair Value at June 30, 2022
Interest Rate Cap	Other assets	Floating Rate Loan	1	3.40%	$1,400,000	$9,362
Interest Rate Cap	Other assets	Bridge Loan Facility	2	2.70%	$1,385,158	$4,275
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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Amount of income recognized in cumulative other comprehensive income	$3,778	$9,153
Amount reclassified from cumulative other comprehensive income into interest expense	660	917
Unrealized gain on derivative instrument	$4,438	$10,070

Note 11. Noncontrolling Interest

On February 25, 2022, we completed the acquisition of MNR. In connection with the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two then committed, but not yet completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and six months ended June 30, 2022. The portion of this joint venture's net loss not attributable to us, or $7,781 and $11,042 for the three and six months ended June 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2022, the joint venture made aggregate cash distributions of $1,365 to the other joint venture investor, which is reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. See Notes 1, 2, 4 and 5 for further information regarding this joint venture.
An unrelated third party owns an approximate 33% tenancy in common interest in one of the properties we acquired as part of the MNR acquisition located in Somerset, New Jersey, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net loss not attributable to us, or $1 and $13 for the three and six months ended June 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2022, our portfolio was comprised of 412 consolidated properties containing approximately 59.7 million rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet located on the island of Oahu, Hawaii, and 186 properties containing approximately 43.0 million rentable square feet located in 38 other states. As of June 30, 2022, our 412 consolidated properties include 93 properties that we own in a consolidated joint venture arrangement in which we own a 61% equity interest. As of June 30, 2022, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states containing approximately 11.7 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 6.1 years. As of June 30, 2022, our consolidated properties were approximately 98.9% leased (based on rentable square feet) to 305 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.2 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of June 30, 2022, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
On February 25, 2022, we completed the acquisition of MNR as a result of which we acquired 124 Class A, single tenant, net leased, e-commerce focused industrial properties located in 32 states containing approximately 25,745,000 rentable square feet and two committed, but not yet then completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,734,485, including the assumption of $323,432 aggregate principal amount of former MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two then pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs. The 124 MNR properties were 97.9% leased to various tenants and had a remaining weighted average (by rental revenues) lease term of eight years as of the date of the acquisition.
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 MNR properties, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties.
The U.S. Federal Reserve recently raised interest rates in an effort to combat inflation, which could result in negative consequences in the U.S. economy, and concerns about a potential recession are becoming more pronounced. It is unclear whether the U.S. economy will be able to withstand such challenges and continue sustained growth. A recession could adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, would impair our ability to effectively deploy our capital or realize upon investments on favorable terms and may cause the values of our properties and of our securities to decline. We could also be affected by any overall weakening of, or disruptions in, the financial markets.
Property Operations
Occupancy data for our properties as of June 30, 2022 and 2021 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2022	2021	2022	2021
Total properties	412	291	286	286
Total rentable square feet (2)	59,736	35,201	33,634	33,631
Percent leased (3)	98.9%	99.0%	99.3%	98.9%
(1)Consists of properties that we owned continuously since January 1, 2021 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2022, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average effective rental rates per square foot leased: (1)
All properties	$7.26	$6.29	$6.95	$6.31
Comparable properties (2)	$6.80	$6.32	$6.53	$6.32
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since January 1, 2021 and excludes properties owned by an unconsolidated joint venture.

During the three and six months ended June 30, 2022, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended June 30, 2022
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	2,652	1,082	3,734
Weighted average rental rate change (by rentable square feet)	104.7%	29.1%	63.4%
Weighted average lease term by square feet (years) (2)	28.3	9.1	22.7
Total leasing costs and concession commitments (1)	$3,025	$2,945	$5,970
Total leasing costs and concession commitments per square foot (1)	$1.14	$2.72	$1.60
Total leasing costs and concession commitments per square foot per year (1)	$0.04	$0.30	$0.07

	Six Months Ended June 30, 2022
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	2,933	1,630	4,563
Weighted average rental rate change (by rentable square feet)	95.6%	23.9%	52.1%
Weighted average lease term by square feet (years) (2)	26.8	8.4	20.2
Total leasing costs and concession commitments (1)	$5,380	$5,362	$10,742
Total leasing costs and concession commitments per square foot (1)	$1.83	$3.29	$2.35
Total leasing costs and concession commitments per square foot per year (1)	$0.07	$0.39	$0.12

(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
(2)The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 22.7 years for the three months ended June 30, 2022 and 20.2 years for the six months ended June 30, 2022.
During the three and six months ended June 30, 2022, we completed rent resets for approximately 138,000 and 194,000 square feet of land, respectively, at our Hawaii Properties at rental rates that were approximately 37.2% and 36.8%, respectively, higher than the prior rental rates.

As shown in the table below, approximately 2.1% of our total leased square feet and 2.2% of our total annualized rental revenues as of June 30, 2022 are included in leases scheduled to expire by December 31, 2022.
As of June 30, 2022, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total Leased	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2022-12/31/2022	20	1,242	2.1%	2.1%	$9,080	2.2%	2.2%
2023	38	3,961	6.7%	8.8%	25,124	6.0%	8.2%
2024	48	4,815	8.2%	17.0%	32,328	7.7%	15.9%
2025	29	4,521	7.7%	24.7%	26,007	6.2%	22.1%
2026	23	2,764	4.7%	29.4%	20,327	4.9%	27.0%
2027	35	8,396	14.2%	43.6%	49,036	11.7%	38.7%
2028	28	4,876	8.3%	51.9%	34,017	8.1%	46.8%
2029	17	3,428	5.8%	57.7%	16,573	4.0%	50.8%
2030	14	2,155	3.6%	61.3%	18,284	4.4%	55.2%
2031	16	3,265	5.5%	66.8%	25,587	6.1%	61.3%
Thereafter	130	19,637	33.2%	100.0%	162,123	38.7%	100.0%
Total	398	59,060	100.0%		$418,486	100.0%

Weighted average remaining lease term (in years):		8.8			9.2
(1)Leased square feet is pursuant to existing leases as of June 30, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
We generally receive rents from our tenants monthly and in advance. As of June 30, 2022, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Leased	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Leased Sq. Ft. (1)	Revenues
1	Federal Express Corporation/ FedEx Ground Package System, Inc.	AL, AR, CO, FL, GA, HI, IA, ID, IL, IN, KS, LA, MD, MI, MN, MO, MS, NC, ND, NE, NJ, NV, NY, OH, OK, PA, SC, TN, TX, UT, VA, VT, WA, WI	83	12,883	21.8%	29.2%
2	Amazon.com Services, Inc./ Amazon.com Services LLC	AL,IN, OK, SC, TN, VA	8	4,539	7.7%	6.8%
3	Home Depot U.S.A., Inc.	GA, HI, IL	4	3,365	5.7%	4.4%
4	UPS Supply Chain Solutions, Inc.	NH, NY	3	794	1.3%	1.6%
5	Restoration Hardware, Inc.	MD	1	1,195	2.0%	1.5%
6	Servco Pacific, Inc.	HI	7	629	1.1%	1.4%
7	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.2%	1.3%
8	TD SYNNEX Corporation	OH	2	939	1.6%	1.1%
9	EF Transit, Inc.	IN	1	535	0.9%	1.0%
10	Shaw Industries, Inc.	GA	1	832	1.4%	1.0%
11	Mercedes-Benz US International, Inc.	AL	1	530	0.9%	1.0%
	Total		116	26,963	45.6%	50.3%
(1)Leased square feet is pursuant to existing leases as of June 30, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Tenant Concentration. We have a concentration of properties leased to tenants, including their applicable subsidiaries that leased over 5% of our total rentable square footage as follows:

			Weighted
			Average
	% of	Number	Remaining	Rental Income				Rental Income
	Rentable	of	Lease Term	Three Months Ended				Six Months Ended
Tenant	Square Feet	States	(in years)	6/30/2022		6/30/2021		6/30/2022		6/30/2021
Federal Express Corporation/ FedEx Ground Package System, Inc.	21.8%	34	7.4	$31,063	29.0%	$2,695	5.0%	$44,531	24.9%	$5,446	5.0%
Amazon.com Services, Inc./ Amazon.com Services LLC	7.7%	6	6.4	7,236	6.7%	5,348	9.9%	12,852	7.2%	10,886	10.0%
Home Depot U.S.A., Inc.	5.7%	3	26.5	6,540	6.1%	1,312	2.4%	6,822	3.8%	2,625	2.4%
Total	35.2%	34	10.3	$44,839	41.8%	$9,355	17.3%	$64,205	35.9%	$18,957	17.4%
Mainland Properties. As of June 30, 2022, our Mainland Properties represented approximately 71.0% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of June 30, 2022, our Hawaii Properties represented approximately 29.0% of our annualized rental revenues. As of June 30, 2022, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
The following chart shows the annualized rental revenues as of June 30, 2022 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
June 30, 2022
Scheduled to Reset
7/1/2022-12/31/2022	$—
2023	2,085
2024	1,266
2025	826
2026	1,296
2027 and thereafter	17,474
Total	$22,947
As of June 30, 2022, $17,568, or 4.2%, of our annualized rental revenues are included in leases scheduled to expire through June 30, 2023 and 1.1% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
Tenant Review Process. Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also may use a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.
Investing and Financing Activities (dollars in thousands)
On February 25, 2022, we completed the acquisition of MNR. MNR’s portfolio included 124 Class A, single tenant, net leased, e-commerce focused industrial properties located in 32 states containing approximately 25,745,000 rentable square feet with a remaining weighted average (by rental revenues) lease term of eight years as of the date of the acquisition, and two committed, but not yet then completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,734,485, including the assumption of $323,432 aggregate principal amount of former MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two then pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs.
In connection with the closing of the Merger, we entered into a $1,385,158 bridge loan facility, secured by 109 of our properties. We also entered into a $700,000 fixed rate CMBS loan secured by 17 of our properties.
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties and entered into a $1,400,000 floating rate CMBS loan secured by 82 properties. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.765%. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements. During the six months ended June 30, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor.
In July 2022, our consolidated joint venture acquired a property located in Augusta, GA containing 226,000 rentable square feet for a purchase price of approximately $38,000, excluding acquisition related costs. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years. This property was a committed MNR acquisition at the time we acquired MNR and was purchased directly by our consolidated joint venture.
As of June 30, 2022, we also own an interest in an unconsolidated joint venture that owns 18 properties. We account for our 18 property unconsolidated joint venture under the equity method of accounting under the fair value option. During the three and six months ended June 30, 2022, we recorded the change in the fair value of our investment in our unconsolidated joint venture of $1,610 and $3,337, respectively, in our condensed consolidated statements of comprehensive income (loss). In addition, during the three and six months ended June 30, 2022, our unconsolidated joint venture made aggregate cash distributions of $1,322 and $2,642, respectively, to us.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2022	2021	Change	Change	2022	2021	Change	2022	2021	Change	Change

Rental income	$56,888	$52,388	$4,500	8.6%	$50,334	$1,792	$48,542	$107,222	$54,180	$53,042	97.9%

Operating expenses:
Real estate taxes	7,335	7,272	63	0.9%	5,940	217	5,723	13,275	7,489	5,786	77.3%
Other operating expenses	4,158	4,156	2	—%	2,895	185	2,710	7,053	4,341	2,712	62.5%
Total operating expenses	11,493	11,428	65	0.6%	8,835	402	8,433	20,328	11,830	8,498	71.8%

Net operating income (3)	$45,395	$40,960	$4,435	10.8%	$41,499	$1,390	$40,109	86,894	42,350	44,544	105.2%

Other expenses:
Depreciation and amortization								42,699	11,830	30,869	N/M
Acquisition and certain other transaction costs								—	646	(646)	(100.0%)
General and administrative								9,709	4,234	5,475	129.3%
Loss on impairment of real estate								100,747	—	100,747	N/M
Total other expenses								153,155	16,710	136,445	N/M
Interest and other income								354	—	354	N/M
Interest expense								(77,548)	(8,643)	(68,905)	N/M
Loss on sale of real estate								(10)	—	(10)	N/M
Loss on equity securities								(9,450)	—	(9,450)	N/M
(Loss) income before income tax expense and equity in earnings of investees								(152,915)	16,997	(169,912)	N/M
Income tax expense								(16)	(42)	26	(61.9%)
Equity in earnings of investees								1,610	1,876	(266)	(14.2%)
Net (loss) income								(151,321)	18,831	(170,152)	N/M
Net loss attributable to noncontrolling interest								7,782	—	7,782	—%
Net (loss) income attributable to common shareholders								$(143,539)	$18,831	$(162,370)	N/M

Weighted average common shares outstanding - basic								65,221	65,146	75	N/M
Weighted average common shares outstanding - diluted								65,221	65,207	14	N/M

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders								$(2.20)	$0.29	$(2.49)	N/M

N/M - Not Meaningful

(1)Consists of properties that we owned continuously since April 1, 2021 and excludes properties owned by an unconsolidated joint venture.
(2)Consists of 131 properties that we acquired during the period from April 1, 2021 to June 30, 2022, including 93 properties we contributed to a consolidated joint venture in which we own a 61% equity interest and six properties we sold in December 2021 to our 18 property unconsolidated joint venture in which we own a 22% equity interest.
(3)See our definition of NOI and our reconciliation of net income (loss) to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Rental income. The increase in rental income is primarily a result of our acquisition and disposition activities, which includes our acquisition of MNR. The increase also reflects our leasing activity and rent resets at certain of our comparable properties. Rental income increased at certain of our comparable properties primarily due to increases from leasing activity and rent resets and a $3,500 reduction of a non-cash assumed lease obligation following an early lease termination. Rental income includes non-cash straight line rent adjustments totaling approximately $3,220 for the 2022 period and approximately $1,951 for the 2021 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $3,695 for the 2022 period and approximately $171 for the 2021 period.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition and disposition activities.
Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The increase in other operating expenses is primarily due to our acquisition and disposition activities. Other operating expenses at our comparable properties in the 2022 period were consistent with the 2021 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition and disposition activities.
Acquisition and certain other transaction costs. Acquisition and certain other transaction costs consist of costs related to potential acquisitions that were not completed or other transactions.
General and administrative. General and administrative expenses primarily include fees paid under our business management agreement with RMR, legal fees, audit fees, Trustee fees and expenses and equity compensation expense. The increase in general and administrative expenses is primarily due to an increase in business management fees as a result of our net acquisition activity.
Loss on impairment of real estate. We recorded a $100,747 loss on impairment of real estate in the 2022 period to reduce the carrying value of 25 of the 30 properties reclassified from held for sale to held and used to their estimated fair value.
Interest and other income. Interest and other income represents interest earned on our cash balances and distributions received on equity securities. The increase in interest and other income is primarily due to higher cash balances during the 2022 period as compared to the 2021 period and distributions we received on certain equity securities we held during the 2022 period.
Interest expense. The increase in interest expense is due to higher average interest rates incurred on larger average outstanding balances in the 2022 period as compared to the 2021 period, primarily due to our acquisition of MNR.
Loss on sale of real estate. Loss on sale of real estate represents a final true up adjustment to the $11,114 gain from the sale of six properties to our unconsolidated joint venture during the three months ended December 31, 2021.
Loss on equity securities. Loss on equity securities represents the realized loss of $9,450 on the sale of certain equity securities we acquired as part of our acquisition of MNR.
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

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2022	2021	Change	Change	2022	2021	Change	2022	2021	Change	Change

Rental income	$108,997	$104,799	$4,198	4.0%	$69,600	$3,598	$66,002	$178,597	$108,397	$70,200	64.8%

Operating expenses:
Real estate taxes	14,578	14,317	261	1.8%	8,133	419	7,714	22,711	14,736	7,975	54.1%
Other operating expenses	9,068	8,928	140	1.6%	4,757	389	4,368	13,825	9,317	4,508	48.4%
Total operating expenses	23,646	23,245	401	1.7%	12,890	808	12,082	36,536	24,053	12,483	51.9%

Net operating income (3)	$85,351	$81,554	$3,797	4.7%	$56,710	$2,790	$53,920	$142,061	$84,344	$57,717	68.4%

Other expenses:
Depreciation and amortization								65,577	24,508	41,069	167.6%
Acquisition and certain other transaction costs								—	646	(646)	(100.0%)
General and administrative								15,786	7,990	7,796	97.6%
Loss on impairment of real estate								100,747	—	100,747	N/M
Total other expenses								182,110	33,144	148,966	N/M
Interest and other income								832	—	832	N/M
Interest expense								(118,547)	(17,384)	(101,163)	N/M
Loss on sale of real estate								(10)	—	(10)	N/M
Loss on equity securities								(5,758)	—	(5,758)	N/M
Loss on early extinguishment of debt								(828)	—	(828)	N/M
(Loss) income before income tax expense and equity in earnings of investees								(164,360)	33,816	(198,176)	N/M
Income tax expense								(85)	(105)	20	(19.0%)
Equity in earnings of investees								3,337	4,457	(1,120)	(25.1%)
Net (loss) income								(161,108)	38,168	(199,276)	N/M
Net loss attributable to noncontrolling interest								11,055	—	11,055	N/M
Net (loss) income attributable to common shareholders								$(150,053)	$38,168	$(188,221)	N/M

Weighted average common shares outstanding - basic								65,217	65,142	75	N/M
Weighted average common shares outstanding - diluted								65,217	65,192	25	N/M

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders								$(2.30)	0.58	(2.88)	N/M

N/M - Not Meaningful

(1)Consists of properties that we owned continuously since January 1, 2021 and excludes properties owned by an unconsolidated joint venture.
(2)Consists of 131 properties that we acquired during the period from January 1, 2021 to June 30, 2022, including 93 properties we contributed to a consolidated joint venture in which we own a 61% equity interest and six properties we sold in December 2021 to our 18 property unconsolidated joint venture in which we own a 22% equity interest.
(3)See our definition of NOI and our reconciliation of net income (loss) to NOI below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Rental income. The increase in rental income is primarily a result of our acquisition and disposition activities, which includes our acquisition of MNR. The increase also reflects our leasing activity and rent resets at certain of our comparable properties. Rental income increased at certain of our comparable properties primarily due to increases from leasing activity and rent resets and a $3,500 reduction of a non-cash assumed lease obligation. Rental income includes non-cash straight line rent adjustments totaling approximately $4,376 for the 2022 period and approximately $3,995 for the 2021 period, and net amortization of acquired real estate leases and assumed real estate lease obligations totaling approximately $4,015 for the 2022 period and approximately $351 for the 2021 period.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition and disposition activities.
Other operating expenses. The increase in other operating expenses is primarily due to our acquisition and disposition activities, Other operating expenses at our comparable properties in the 2022 period were consistent with the 2021 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition and disposition activities.
Acquisition and certain other transaction costs. Acquisition and certain other transaction costs consist of costs related to potential acquisitions that were not completed or other transactions.
General and administrative. The increase in general and administrative expenses is primarily due to an increase in business management fees as a result of our net acquisition activity.
Loss on impairment of real estate. We recorded a $100,747 loss on impairment of real estate in the 2022 period to reduce the carrying value of 25 of the 30 properties reclassified from held for sale to held and used to their estimated fair values.
Interest and other income. The increase in interest and other income is primarily due to higher cash balances during the 2022 period as compared to the 2021 period and distributions we received on certain equity securities we held during the 2022 period.
Interest expense. The increase in interest expense is due to higher average interest rates incurred on larger average outstanding balances in the 2022 period as compared to the 2021 period, primarily due to our acquisition of MNR.
Loss on sale of real estate. Loss on sale of real estate represents a final true up adjustment to the $11,114 gain from the sale of six properties to our joint venture during the three months ended December 31, 2021.
Loss on equity securities. Loss on equity securities represents the realized loss of $5,758 on the sale of certain equity securities we acquired as part of our acquisition of MNR.
Loss on early extinguishment of debt. Loss on early extinguishment of debt relates to unamortized costs related the termination of our $750,000 unsecured credit facility during the 2022 period.
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
The following table presents the reconciliation of net (loss) income to NOI for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Net (Loss) Income to NOI:
Net (loss) income	$(151,321)	$18,831	$(161,108)	$38,168
Equity in earnings of investees	(1,610)	(1,876)	(3,337)	(4,457)
Income tax expense	16	42	85	105
(Loss) income before income tax expense and equity in earnings of investees	(152,915)	16,997	(164,360)	33,816
Loss on early extinguishment of debt	—	—	828	—
Interest and other income	(354)	—	(832)	—
Interest expense	77,548	8,643	118,547	17,384
Loss on equity securities	9,450	—	5,758	—
Loss on real estate	10	—	10	—
General and administrative	9,709	4,234	15,786	7,990
Acquisition and certain other transaction costs	—	646	—	646
Loss on impairment of real estate	100,747	—	100,747	—
Depreciation and amortization	42,699	11,830	65,577	24,508
NOI	$86,894	$42,350	$142,061	$84,344

NOI:
Hawaii Properties	$24,745	$20,693	$44,037	$40,684
Mainland Properties	62,149	21,657	98,024	43,660
NOI	$86,894	$42,350	$142,061	$84,344

Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding loss on impairment of real estate, any gain or loss on sale of real estate, equity in earnings of an unconsolidated joint venture and any realized and unrealized gains or losses on equity securities, plus real estate depreciation and amortization of consolidated properties and our proportionate share of FFO of unconsolidated joint venture properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for our unconsolidated joint venture, if any, and exclude acquisition and transaction costs expensed under GAAP. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Net (Loss) Income Attributable to Common Shareholders to FFO Attributable to Common Shareholders and Normalized FFO Attributable to Common Shareholders:
Net (loss) income attributable to common shareholders	$(143,539)	$18,831	$(150,053)	$38,168
Depreciation and amortization	42,699	11,830	65,577	24,508
Equity in earnings of unconsolidated joint venture	(1,610)	(1,876)	(3,337)	(4,457)
Loss on equity securities	9,450	—	5,758	—
Share of FFO from unconsolidated joint venture	1,676	1,170	3,437	2,406
Loss on impairment of real estate	100,747	—	100,747	—
Loss on sale of real estate	10	—	10	—
FFO adjustments attributable to noncontrolling interest	(11,434)	—	(16,038)	—
FFO attributable to common shareholders	(2,001)	29,955	6,101	60,625
Loss on early extinguishment of debt	—	—	828	—
Acquisition and certain other transaction costs (1)	30,303	646	48,976	646
Normalized FFO attributable to common shareholders	$28,302	$30,601	$55,905	$61,271

Weighted average common shares outstanding - basic	65,221	65,146	65,217	65,142
Weighted average common shares outstanding - diluted	65,221	65,207	65,217	65,192

Per common share data (basic and diluted):
FFO attributable to common shareholders	$(0.03)	$0.46	$0.09	$0.93
Normalized FFO attributable to common shareholders	$0.43	$0.47	$0.86	$0.94
(1)Amounts for the three and six months ended June 30, 2022 include certain finance fees related to our bridge loan facility and/or other transaction related expenses that are expensed under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. With $291,866 of cash on hand, 78.0% of our annualized rental revenues derived from investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases and only 3.8% of our annualized rental revenues as of June 30, 2022 from expiring leases over the next 12 months, we believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties;
•control our operating cost increases;
•purchase additional properties that produce cash flows in excess of our costs of acquisition capital and property operating expenses; and
•develop properties to produce cash flows in excess of our costs of capital.

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents and restricted cash at beginning of period	$29,397	$22,834
Net cash provided by (used in):
Operating activities	80,931	62,607
Investing activities	(3,416,022)	(34,628)
Financing activities	3,742,638	(20,301)
Cash and cash equivalents and restricted cash at end of period	$436,944	$30,512
The increase in net cash provided by operating activities for the six months ended June 30, 2022 compared to the 2021 period is primarily due to increased operating cash flow from the acquisition of MNR and changes in our working capital. The increase in net cash used in investing activities for the six months ended June 30, 2022 compared to the 2021 period is primarily due to our acquisition of MNR during the 2022 period as compared to two properties acquired during the 2021 period. The change in net cash provided by financing activities for the six months ended June 30, 2022 to net cash used in financing activities during the 2021 period is primarily due to the net borrowings and sale of joint venture equity interests used to finance our acquisition of MNR in the 2022 period.
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

As of June 30, 2022, we had cash and cash equivalents of $291,866. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders. On July 14, 2022, we announced that we reduced our quarterly cash distribution rate on our common shares to $0.01 per share and we expect our distributions to our common shareholders in 2022 will be, together with distributions we paid earlier in 2022, at least equal to the minimum amounts required for us to remain a REIT for federal income tax purposes.
On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points in the premium. As of June 30, 2022, the weighted average annual interest rate payable under our Floating Rate Loan was 4.04% and the weighted average interest rate for borrowings under the Floating Rate Loan was 3.61% and 3.38% for the three months ended June 30, 2022 and the period from February 25, 2022 to June 30, 2022, respectively.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citibank, N.A., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Bridge Lenders, and a mezzanine loan agreement with an institutional lender, or the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of its subsidiaries with respect to the Bridge Loan. The Bridge Loan matures in February 2023 and requires that interest be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. As of June 30, 2022, the weighted average annual interest rate payable under our Bridge Loan was 4.20% and the weighted average annual interest rate for borrowings under the Bridge Loan was 5.29% and 5.23% for the three months ended June 30, 2022 and the period from February 25, 2022 to June 30, 2022, respectively.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A., or collectively, the Fixed Rate Lenders, and mezzanine loan agreements with Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC, or collectively the Fixed Mezz Lenders, pursuant to which we obtained the Fixed Rate Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Fixed Rate Lenders and the Fixed Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the Fixed Rate Loan. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.42%.
We used the aggregate net proceeds from the Loans to fund the acquisition of MNR. Principal payments on the Loans are not required prior to the end of their respective initial terms, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain stated conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; (2) to prepay the Bridge Loan, in full or in part at any time, subject to breakage costs; and (3) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
The agreements governing the Loans contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.
In connection with the Merger, our consolidated joint venture in which we own a 61% equity interest assumed an aggregate $323,432 of former MNR mortgages secured by 11 properties which are owned by this joint venture. These amortizing mortgages require monthly payments of principal and interest until maturity. The value of these mortgages approximated their estimated fair value on the date of acquisition.

As of June 30, 2022, we have an aggregate principal amount of $4,451,429 of debt, including the Loans, scheduled to mature between 2022 and 2038.
Since committing to the acquisition of MNR, there have been unanticipated increases in interest rates and uncertainty in real estate market conditions. As a result, it is taking longer than originally expected to complete our long term financing plan for the MNR acquisition, which includes the repayment of the Bridge Loan with borrowings under a longer term financing arrangement and proceeds from property sales. In addition, we plan to sell additional equity interests in our consolidated joint venture, which would reduce our ownership percentage in that joint venture and raise additional proceeds to reduce our outstanding indebtedness. The current economic conditions have negatively impacted the real estate market and we may not be able to sell properties and/or additional equity interests in our joint venture as expected or at all.
In July 2022, our consolidated joint venture acquired a property located in Augusta, GA containing 226,000 rentable square feet for a purchase price of approximately $38,000, excluding acquisition related costs. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years. This property was a committed MNR acquisition at the time we acquired MNR and was purchased directly by our consolidated joint venture.
For further information regarding our investing and financing activities, including our acquisition of MNR, see Notes 2, 4, 5, 9 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidated Joint Venture
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $587,440, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgages on certain of the properties. We account for this joint venture on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ending June 30, 2022. The portion of this joint venture's net loss not attributable to us, or $7,781 and $11,042 for the three and six months ended June 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2022, this joint venture made aggregate cash distributions of $1,365,000 to the other joint venture investor, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. We may seek to sell additional equity interests in this joint venture and use the proceeds to reduce our debt. See Notes 1, 2, 9 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this joint venture.
Unconsolidated Joint Venture
As of June 30, 2022 and December 31, 2021, we also owned an interest in an unconsolidated joint venture. We account for our unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in our unconsolidated joint venture of $1,610 and $1,876 for the three months ended June 30, 2022 and 2021, respectively, and $3,337 and $4,457 for the six months ended June 30, 2022 and 2021, respectively, as equity in earnings of investees in our condensed consolidated statements of comprehensive income (loss). In addition, our unconsolidated joint venture made aggregate cash distributions of $1,322 and $660 during the three months ended June 30, 2022 and 2021, respectively, and $2,642 and $1,320, during the six months ended June 30, 2022 and 2021, respectively, to us.
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
During the six months ended June 30, 2022, we paid quarterly cash distributions to our shareholders totaling $43,167 using existing cash balances. For more information regarding these distributions we paid in 2022, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 14, 2022, we declared a quarterly distribution of $0.01 per common share, or approximately $650, to shareholders of record on July 25, 2022. We expect to pay this distribution to our shareholders on or about August 18, 2022 using cash balances. We reduced our quarterly dividend to enhance our liquidity until we complete our long term financing plan for the MNR acquisition and/or our leverage profile otherwise improves.
During the three and six months ended June 30, 2022 and 2021, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Tenant improvements and leasing costs (1)	$2,627	$441	$5,988	$1,264
Building improvements (2)	376	560	486	792
Development, redevelopment and other activities (3)	7,077	104	7,371	104
	$10,080	$1,105	$13,845	$2,160
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
As of June 30, 2022, we had estimated unspent leasing related obligations of $27,998.
Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2022 were: (1) $1,385,158 outstanding principal amount of the Bridge Loan; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan; (3) $700,000 outstanding principal amount of the Fixed Rate Loan; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $316,721 aggregate principal amount of mortgages secured by 11 properties owned by our consolidated joint venture in which we own a 61% equity interest. For further information regarding our indebtedness, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The agreements and related documents governing the Loans and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2022, we believe that we were in compliance with all of the covenants and other terms under the agreements governing the Loans and the $650,000 mortgage loan.
Certain of the mortgages we assumed in conjunction with our acquisition of MNR are non-recourse, subject to certain limitations, and do not contain any material financial covenants. The agreements governing the Loans and the $650,000 mortgage loan contain certain exceptions to the general non-recourse provisions, including our obligation to indemnify the lenders for certain potential environmental losses.
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
Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles.
A discussion of our critical accounting estimates is included in our 2021 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2021.
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

Fixed Rate Debt
At June 30, 2022, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 properties in Hawaii)	$650,000	4.31%	$28,015	2029	Monthly
Mortgage notes (17 U.S. Mainland Properties )	700,000	4.42%	30,919	2032	Monthly
Mortgage note (2)	13,329	3.67%	489	2031	Monthly
Mortgage note (2)	27,025	3.10%	838	2035	Monthly
Mortgage note (2)	15,191	3.56%	541	2030	Monthly
Mortgage note (2)	44,771	4.13%	1,849	2033	Monthly
Mortgage note (2)	14,739	4.14%	610	2032	Monthly
Mortgage note (2)	32,078	4.02%	1,290	2033	Monthly
Mortgage note (2)	5,150	3.77%	194	2030	Monthly
Mortgage note (2)	5,445	3.85%	210	2030	Monthly
Mortgage note (2)	43,395	2.95%	1,280	2036	Monthly
Mortgage note (2)	47,203	4.27%	2,016	2037	Monthly
Mortgage note (2)	53,357	3.25%	1,734	2038	Monthly
Mortgage note (2)	14,588	3.76%	549	2028	Monthly
	$1,666,271		$70,534
(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

(2)Our consolidated joint venture, in which we have a 61% equity interest, assumed these former MNR mortgages, which are secured by 11 properties in aggregate.

Our $650,000 and $700,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,662.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve recently raised interest rates in an effort to combat inflation and may continue to do so. Based on the balance outstanding at June 30, 2022 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $106,961.

Floating Rate Debt
At June 30, 2022, our outstanding floating rate debt consisted of the following:

		Annual	Annual			Interest
	Principal	Interest	Interest			Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity		Due
Bridge Loan - mortgage	$1,125,982	3.03%	$34,117	2023		Monthly
Bridge Loan - mezzanine	259,176	9.28%	24,052	2023		Monthly
Floating Rate Loan	1,400,000	4.05%	56,700	2024	(2)	Monthly
	2,785,158		$114,869
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

At June 30, 2022, our aggregate floating rate debt was $2,785,158, consisting of the $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture and the $1,385,158 outstanding principal amount of the Bridge Loan. The Bridge Loan matures on February 24, 2023 and requires that interest be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.00% under the mezzanine loan agreement. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77% . In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR rates, we purchased interest rate caps with a SOFR strike rate of 2.70% for the Bridge Loan and 3.40% for the Floating Rate Loan. However, we are vulnerable to changes in the U.S. dollar based short term rates, specifically SOFR.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2022:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2022	4.12%	$2,785,158	$114,799	$1.76
One percentage point increase	5.12%	$2,785,158	$142,651	$2.19
(1)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2022.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•Our tenants’ ability and willingness to pay their rent obligations to us,
•Our ability to complete our long term financing plan for the acquisition of MNR,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Changes in global supply chain conditions,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our acquisitions or sales of properties,
•Our ability to compete for tenancies and acquisitions effectively,
•The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt or refinance such debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to expand by selling additional equity interests in our existing, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the remainder of the COVID-19 pandemic and current economic conditions,
•Our ability to maintain sufficient liquidity, including for the remainder of the COVID-19 pandemic and any resulting economic impact,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expectation that we benefit from our relationships with RMR,
•Our qualification for taxation as a REIT under the IRC,
•Changes in federal or state tax laws,

•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•The development, redevelopment or repositioning of our properties, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of economic conditions, including increasing interest rates, inflation and a possible recession, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, war or other hostilities, further material or prolonged disruption to supply chains, or other manmade or natural disasters beyond our control.
For example:
•On July 14, 2022, we reduced our quarterly distribution rate to $0.01 per common share to enhance our liquidity. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees considers many factors when setting our distributions to shareholders, including FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Future distributions may remain at this level for an indefinite period or be eliminated. Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules,
•If interest rates continue to increase and general real estate market conditions further deteriorate, the actions taken by us may not provide sufficient liquidity and our long term financing plan for the MNR acquisition may be further delayed, cost more than expected or never be completed. Further, unanticipated events may require us to expend amounts not currently planned. As a result, we may not be successful in enhancing our liquidity and reducing our leverage as expected,
•We may not resume paying regular quarterly dividends on our common shares at or close to historical levels as or when expected, and the reduction of our quarterly dividend on our common shares may extend for an indefinite period. Moreover, capital market conditions may not improve or our own financial circumstances may change so that we become unable or unwilling to increase our quarterly dividends on our common shares. Also, the distribution rate on our common shares may be changed because of changes in our earnings, liquidity, financial leverage or other circumstances,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Actual costs under our floating rate debt will be higher than the stated rate plus a premium because of fees and expenses associated with the applicable facility,
•We may incur additional debt. Additional debt leverage may limit our ability to make acquisitions, pay distributions and pursue other opportunities we may deem desirable. Further, increased leverage may increase our cost of capital,
•We may not be able to obtain replacement financing on desirable terms or otherwise when our debts mature,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to further grow our business by acquiring additional properties. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to the properties we acquired in the MNR acquisition or other properties we may acquire in the future, and these properties may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•The sales of the former MNR properties we anticipated to sell have been delayed due to current market conditions and such sales may not occur, may be further delayed or may be at prices lower than the carrying values,
•We may experience declining rents or incur significant costs when we renew our leases with current tenants or lease our properties to new tenants or when our rents reset at our properties in Hawaii,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, downturn of business or lease termination of a single tenant at these properties,
•Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•We may not be able to maintain good relations with, and continue to be responsive to the needs of, our significant and other tenants,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,

•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investing and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Any existing or possible development, redevelopment or repositioning of our properties may not be successful and may cost more or take longer to complete than we currently expect or than we expected when the project commenced. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect or than we expected when the project commenced, and we may incur increasing amounts for these and similar purposes in the future,
•Our existing, and any future, derivative contracts we are party to or may enter into may not have the intended or desired beneficial impact, and may expose us to additional risks such as counterparty credit risk and may involve additional costs,
•We may spend more for capital expenditures than we currently expect and we expect to spend more than we have in the past,

•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful, and we may not be able to sell any additional equity interests in our existing joint ventures at expected prices or at all,

•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may incur extensive costs and may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards, or investors’ expectations, regarding ESG, and
•We believe that our relationships with our related parties, including RMR, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, war or other hostilities, pandemics, natural disasters, climate change and climate related events, changes in our tenants’ financial conditions, the market demand for leased space, economic conditions, including interest rates, high inflation and a possible recession or other changes in capital markets or the economy generally.
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

3.2	Amended and Restated Bylaws of the Company, adopted March 25, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2022.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: July 26, 2022

By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
Dated: July 26, 2022