Form 10-Q
period 2022-09-30
Industrial Logistics Properties Trust
filed 2022-10-25
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38342

INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
(Address of Principal Executive Offices)	(Zip Code)

617-219-1460
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	ILPT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 24, 2022: 65,568,560

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

September 30, 2022

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I Financial Information

Item 1.  Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$1,117,801	$699,037
Buildings and improvements	4,053,913	1,049,796
Total real estate properties, gross	5,171,714	1,748,833
Accumulated depreciation	(242,481)	(167,490)
Total real estate properties, net	4,929,233	1,581,343
Investment in unconsolidated joint venture	145,693	143,021
Acquired real estate leases, net	313,444	63,441
Cash and cash equivalents	26,381	29,397
Restricted cash	100,288	—
Rents receivable, including straight line rents of $77,343 and $69,173, respectively	100,347	75,877
Other assets, net	104,249	15,479
Total assets	$5,719,635	$1,908,558

LIABILITIES AND EQUITY
Revolving credit facility	$—	$182,000
Mortgages and notes payable, net	4,243,271	646,124
Assumed real estate lease obligations, net	23,633	12,435
Accounts payable and other liabilities	86,727	27,772
Due to related persons	4,494	2,185
Total liabilities	4,358,125	870,516

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,568,704 and 65,404,592 shares issued and outstanding, respectively	656	654
Additional paid in capital	1,013,802	1,012,224
Cumulative net income	148,228	343,908
Cumulative other comprehensive income	12,300	—
Cumulative common distributions	(362,565)	(318,744)
Total equity attributable to common shareholders	812,421	1,038,042
Total equity attributable to noncontrolling interest	549,089	—
Total equity	1,361,510	1,038,042
Total liabilities and equity	$5,719,635	$1,908,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Rental income	$103,215	$54,981	$281,812	$163,378

Expenses:
Real estate taxes	13,749	7,617	36,460	22,353
Other operating expenses	8,453	4,417	22,278	13,734
Depreciation and amortization	48,519	12,694	114,096	37,202
Acquisition and other transaction related costs	586	—	586	646
General and administrative	9,110	4,728	24,896	12,718
Loss on impairment of real estate	—	—	100,747	—
Total expenses	80,417	29,456	299,063	86,653

Interest and other income	1,068	—	1,900	—
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $35,496, $505, $90,265 and $1,516, respectively)	(89,739)	(9,084)	(208,286)	(26,468)
Gain (loss) on sale of real estate	—	940	(10)	940
Loss on equity securities	—	—	(5,758)	—
Loss on early extinguishment of debt	(21,370)	—	(22,198)	—
(Loss) income before income tax expense and equity in earnings of unconsolidated joint venture	(87,243)	17,381	(251,603)	51,197
Income tax expense	(28)	(72)	(113)	(177)
Equity in earnings of unconsolidated joint venture	3,297	998	6,634	5,455
Net (loss) income	(83,974)	18,307	(245,082)	56,475
Net loss attributable to noncontrolling interest	38,347	—	49,402	—
Net (loss) income attributable to common shareholders	$(45,627)	$18,307	$(195,680)	$56,475
Other comprehensive income:
Unrealized gain on derivatives	8,847	—	18,917	—
Less: unrealized gain on derivatives attributable to noncontrolling interest	(4,119)	—	(6,617)	—
Other comprehensive income attributable to common shareholders	4,728	—	12,300	—
Comprehensive (loss) income attributable to common shareholders	$(40,899)	$18,307	$(183,380)	$56,475

Weighted average common shares outstanding - basic	65,250	65,178	65,228	65,154
Weighted average common shares outstanding - diluted	65,250	65,230	65,228	65,205

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.70)	$0.28	$(3.00)	$0.86

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity	Total Equity
	Number of		Additional		Other	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net (loss) income	—	—	—	(6,514)	—	—	(6,514)	(3,273)	(9,787)
Share grants	—	—	407	—	—	—	407	—	407
Share repurchases	(333)	—	(7)	—	—	—	(7)	—	(7)
Share forfeitures	(400)	—	(2)	—	—	—	(2)	—	(2)
Net current period other comprehensive income	—	—	—	—	3,908	—	3,908	1,724	5,632
Contributions from noncontrolling interest	—	—	—	—	—	—	—	591,268	591,268
Distributions to common shareholders	—	—	—	—	—	(21,584)	(21,584)	—	(21,584)
Balance at March 31, 2022	65,403,859	654	1,012,622	337,394	3,908	(340,328)	1,014,250	589,719	1,603,969
Net (loss) income	—	—	—	(143,539)	—	—	(143,539)	(7,782)	(151,321)
Share grants	24,500	—	800	—	—	—	800	—	800
Share forfeitures	(900)	—	(4)	—	—	—	(4)	—	(4)
Net current period other comprehensive income	—	—	—	—	3,664	—	3,664	774	4,438
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Distributions to common shareholders	—	—	—	—	—	(21,583)	(21,583)	—	(21,583)
Balance at June 30, 2022	65,427,459	654	1,013,418	193,855	7,572	(361,911)	853,588	581,346	1,434,934
Net (loss) income	—	—	—	(45,627)	—	—	(45,627)	(38,347)	(83,974)
Share grants	173,300	2	620	—	—	—	622	—	622
Share repurchases	(31,455)	—	(232)	—	—	—	(232)	—	(232)
Share forfeitures	(600)	—	(4)	—	—	—	(4)	—	(4)
Net current period other comprehensive income	—	—	—	—	4,728	—	4,728	4,119	8,847
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,971	1,971
Distributions to common shareholders	—	—	—	—	—	(654)	(654)	—	(654)
Balance at September 30, 2022	65,568,704	$656	$1,013,802	$148,228	$12,300	$(362,565)	$812,421	$549,089	$1,361,510

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(245,082)	$56,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,014	23,500
Loss on impairment of real estate	100,747	—
Net amortization of debt issuance costs, premiums and discounts	90,265	1,516
Amortization of acquired real estate leases and assumed real estate lease obligations	33,680	12,567
Amortization of deferred leasing costs	1,170	620
Loss (gain) on sale of real estate	10	(940)
Loss on equity securities	5,758	—
Straight line rental income	(8,170)	(5,673)
Loss on early extinguishment of debt	22,198	—
Other non-cash expenses	4,443	1,932
Distributions of earnings from unconsolidated joint venture	3,962	1,980
Equity in earnings of unconsolidated joint venture	(6,634)	(5,455)
Change in assets and liabilities:
Rents receivable	(16,299)	960
Deferred leasing costs	(7,139)	(2,758)
Due from related persons	—	2,665
Other assets	3,615	(5,596)
Accounts payable and other liabilities	5,398	1,657
Rents collected in advance	15,739	4,012
Security deposits	923	393
Due to related persons	2,309	1,065
Net cash provided by operating activities	81,907	88,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(3,589,085)	(134,730)
Real estate improvements	(8,741)	(2,373)
Proceeds from sale of marketable securities	140,792	—
Proceeds from sale of real estate	—	1,206
Proceeds from sale of joint venture	—	804
Net cash used in investing activities	(3,457,034)	(135,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgages and notes payable	3,335,000	—
Repayment of mortgage notes payable	(12,591)	—
Proceeds from secured bridge loan facility	1,385,158	—
Repayment of secured bridge loan facility	(1,385,158)	—
Borrowings under revolving credit facility	3,000	246,000
Repayments of revolving credit facility	(185,000)	(113,000)
Payment of debt issuance costs	(211,996)	—
Distributions to common shareholders	(43,821)	(64,653)
Proceeds from sale of noncontrolling interest, net	589,411	—
Repurchase of common shares	(239)	(915)
Distributions to noncontrolling interest	(1,365)	—
Net cash provided by financing activities	3,472,399	67,432
Increase in cash, cash equivalents and restricted cash	97,272	21,259
Cash, cash equivalents and restricted cash at beginning of period	29,397	22,834
Cash, cash equivalents and restricted cash at end of period	$126,669	$44,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Interest paid	$113,748	$24,708
Income taxes paid	$223	$386
Interest capitalized	$68	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$323,432	$—
Real estate improvements accrued, not paid	$7,165	$799

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$(323,432)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$26,381	$44,093
Restricted cash (1)	100,288	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$126,669	$44,093
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
Note 2. Real Estate Investments

As of September 30, 2022, our portfolio was comprised of 413 consolidated properties containing approximately 59,962,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 187 properties containing approximately 43,233,000 rentable square feet of industrial properties located in 38 other states, or our Mainland Properties, which includes 94 properties owned by a consolidated joint venture arrangement in which we own a 61% equity interest. As of September 30, 2022, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 properties located in 12 states totaling approximately 11,726,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For the three months ended September 30, 2022 and 2021, approximately 26.8% and 50.5%, respectively, of our rental income was from our Hawaii Properties. For the nine months ended September 30, 2022 and 2021, approximately 30.6% and 50.7%, respectively, of our rental income was from our Hawaii properties.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of September 30, 2022, we had a concentration of properties leased to tenants, including their applicable subsidiaries, that leased over 5% of our total rentable square footage. The impact of these tenants on our revenue are as follows:

			Weighted
	% of		Average
	Rentable	Number	Remaining
	Square	of	Lease Term	Rental Income				Rental Income
	Feet	States	(in years)	Three Months Ended				Nine Months Ended
Tenant	As of September 30, 2022			9/30/2022		9/30/2021		9/30/2022		9/30/2021
Federal Express Corporation/ FedEx Ground Package System, Inc.	22.0%	34	7.3	$31,697	30.7%	$2,706	4.9%	$76,227	27.0%	$8,152	5.0%
Amazon.com Services, Inc./ Amazon.com Services LLC	7.7%	6	6.2	7,244	7.0%	5,231	9.5%	20,095	7.1%	16,117	9.9%
Home Depot U.S.A., Inc.	5.7%	3	26.3	3,346	3.2%	1,322	2.4%	10,169	3.6%	3,948	2.4%
Total	35.4%	34	13.3	$42,287	40.9%	$54,982	16.8%	$106,491	37.7%	$163,378	17.3%
Acquisition Activities
On February 25, 2022, we completed the acquisition of MNR pursuant to the Agreement and Plan of Merger, dated as of November 5, 2021 and as amended on February 7, 2022, or the Merger Agreement, by and among us, Maple Delaware Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary, or Merger Sub, and MNR. At the effective time on February 25, 2022, or the Effective Time, MNR merged with and into Merger Sub, with Merger Sub continuing as the surviving entity, and the separate existence of MNR ceased. MNR’s portfolio included 124 Class A, single tenant, net leased, e-commerce focused industrial properties containing approximately 25,745,000 rentable square feet and two then committed, but not yet then completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,739,048, including the assumption of $323,432 aggregate principal amount of former MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two then pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs.
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
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 MNR properties, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. In connection with the transaction, the joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt secured by 11 properties and entered into a $1,400,000 floating rate CMBS loan secured by 82 properties, or the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 2.77%. See Notes 4, 9, 10 and 11 for more information regarding this joint venture and related loans.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The Bridge Loan was scheduled to mature in February 2023 and required that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.92%. The Bridge Loan was repaid in full on September 22, 2022. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual interest rate of 4.42%. The Floating Rate Loan, the Bridge Loan and the Fixed Rate Loan are collectively referred to as the Loans. See Note 4 for more information regarding the Loans.
We used the proceeds from our sale of the equity interest in our joint venture in which we retained a 61% equity interest to partially fund our acquisition of MNR. We funded our equity interest in that joint venture and the balance of the acquisition of MNR with proceeds from the Bridge Loan and the Fixed Rate Loan.
In connection with the Merger and the Loans, we repaid the outstanding principal balance under our $750,000 unsecured revolving credit facility and then terminated the agreement governing the facility, which was scheduled to expire in June 2022, in accordance with its terms and without penalty.
The following table summarizes the purchase price allocation for the Merger:

Land	$430,818
Buildings	3,035,309
Acquired real estate leases (1)	294,576
Cash	8,814
Other assets, net	14,194
Securities available for sale (2)	146,550
Total assets	3,930,261
Mortgage notes payable, at fair value	(323,432)
Accounts payable and other liabilities	(25,327)
Assumed real estate lease obligations	(17,829)
Equity attributable to noncontrolling interest on the joint venture	(3,827)
Net assets acquired	3,559,846
Assumed working capital	(144,230)
Assumed mortgage notes payable, principal	323,432
Purchase price	$3,739,048
(1)As of the date of acquisition, the weighted average amortization periods for the above market lease values, lease origination value and capitalized below market lease values were 11.05 years, 8.50 years and 7.83 years, respectively.
(2)As part of the Merger, we acquired a portfolio of marketable securities and classified them as available for sale. During the nine months ended September 30, 2022, we sold all of these securities with a cost of $146,550 for net proceeds of $140,792, resulting in a $5,758 realized loss on sale of equity securities for the nine months ended September 30, 2022.

In July 2022, our consolidated joint venture acquired a property located in Augusta, GA containing 226,000 rentable square feet for a purchase price of approximately $38,053, including acquisition related costs of $53. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years at the time of acquisition.
We allocated the purchase price for this acquisition based on the estimated fair value of the acquired assets as follows:

Purchase		Buildings and	Acquired Real Estate
Price	Land	Improvements	Leases
$38,053	$3,818	$30,780	$3,455
This property was one of two committed MNR property acquisitions at the time of the Merger and was acquired directly by our consolidated joint venture. In September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition.
During the nine months ended September 30, 2022, we committed $15,304 for expenditures related to leasing related costs for leases executed during the period for approximately 6,442,000 square feet. As of September 30, 2022, committed, but unspent, tenant related obligations based on existing leases were $25,939.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands changes; however, we do not have plans to change the use of those lands. As of both September 30, 2022 and December 31, 2021, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our condensed consolidated balance sheets. These accrued environmental remediation costs relate to the maintenance of our properties for their current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as fire or flood, although some of our tenants may maintain such insurance that may benefit us. While we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss).
Disposition Activities
During the nine months ended September 30, 2022, we recorded a $100,747 loss on impairment of real estate to adjust the carrying value of 25 properties to their estimated fair value, due to a change in plans to sell and the reclassification of those properties from held for sale to held and used. See Note 5 for further information on these properties.
Joint Venture Activities
As of September 30, 2022, we have equity investments in our joint ventures that consist of the following:

			ILPT Carrying Value
		ILPT	of Investment	Number of		Square
Joint Venture	Presentation	Ownership	at September 30, 2022	Properties	Location	Feet
Mountain Industrial REIT LLC	Consolidated	61%	N/A	94	Various	20,981,000
The Industrial Fund REIT LLC	Unconsolidated	22%	$145,693	18	Various	11,726,000
The following table provides a summary of the mortgages of our joint ventures:

				Principal Balance
	Interest			at September 30,
Joint Venture (Consolidated)	Rate		Maturity Date	2022 (1)
Mortgage notes payable (secured by 11 properties in 10 states)	3.67%	(2)	Various	$310,842
Mortgage notes payable (secured by 82 properties in 25 states)	5.62%		3/9/2024	1,400,000
Weighted average/total	5.27%			$1,710,842
(1)Amounts are not adjusted for our interest; none of the debt is recourse to us, subject to certain limitations.
(2)Represents weighted average interest rate as of September 30, 2022.

				Principal Balance
	Interest			at September 30,
Joint Venture (Unconsolidated)	Rate		Maturity Date	2022 (1)
Mortgage notes payable (secured by one property in Florida)	3.60%	(2)	10/1/2023	$56,980
Mortgage notes payable (secured by 11 other properties in eight states)	3.33%	(2)	11/7/2029	350,000
Mortgage notes payable (secured by 5 properties in four states)	4.22%		10/1/2027	97,000
Weighted average/total	3.53%	(2)		$503,980
(1)Amounts are not adjusted for our minority interest; none of the debt is recourse to us.
(2)Includes the effect of mark to market purchase accounting.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Consolidated Joint Venture - Mountain Industrial REIT LLC
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties in 27 states, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties. In July 2022, our consolidated joint venture completed one of the two committed MNR property acquisitions, and in September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and nine months ended September 30, 2022. The portion of this joint venture's net loss not attributable to us, or $38,318 and $49,360 for the three and nine months ended September 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor, which is reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. No distributions were made during the three months ended September 30, 2022. See Notes 1, 4, 5, 9, 10 and 11 for more information regarding this joint venture.
Unconsolidated Joint Venture - The Industrial Fund REIT LLC
As of September 30, 2022 and December 31, 2021, we also owned a 22% interest in an unconsolidated joint venture with 18 properties in 12 states. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $3,297 and $998 for the three months ended September 30, 2022 and 2021, respectively, and $6,634 and $5,455 for the nine months ended September 30, 2022 and 2021, respectively, as equity in earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $1,320 and $660 during the three months ended September 30, 2022 and 2021, respectively, and $3,962 and $1,980, during the nine months ended September 30, 2022 and 2021, respectively. In October 2022, the unconsolidated joint venture made a cash distribution to us of $20,900, including amounts related to a debt financing.
See Notes 1, 4, 5, 9, 10 and 11 for more information regarding our joint ventures.
Note 3. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in their respective leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and may also include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $16,664 and $9,478 for the three months ended September 30, 2022 and 2021, respectively, of which tenant reimbursements totaled $16,419 and $9,233, respectively, and $46,071 and $28,341 for the nine months ended September 30, 2022 and 2021, respectively, of which tenant reimbursements totaled $45,336 and $27,606, respectively.
We increased rental income to record revenue on a straight line basis by $3,794 and $1,678 for the three months ended September 30, 2022 and 2021, respectively, and $8,170 and $5,673 for the nine months ended September 30, 2022 and 2021, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Right of use asset and lease liability. In connection with our acquisition of MNR, we assumed the lease for MNR’s former corporate headquarters, which expires on December 31, 2029, and three of the properties we acquired as part of the MNR acquisition were subject to ground leases under which we are the lessee. For leases under which we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of September 30, 2022, the value of the right of use asset and related liability representing our future obligations under the lease arrangements under which we are the lessee were $4,959 and $5,019, respectively. The right of use asset and related lease liability are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 4. Indebtedness

As of September 30, 2022, our outstanding indebtedness consisted of the following:

							Net Book
							Value
			Principal Balance as of				of Collateral
			September 30,	December 31,	Interest		At September 30,
Entity	Type	Secured By:	2022 (1)	2021 (1)	Rate	Maturity	2022
ILPT	Revolving credit facility (2)	Unsecured	$—	$182,000	N/A	N/A	$—
ILPT	Floating Rate - Interest only (3)	104 Properties	1,235,000	—	6.18%	Oct 2024	1,077,796
ILPT	Fixed Rate - Interest only	186 Properties	650,000	650,000	4.31%	Feb 2029	490,602
ILPT	Fixed Rate - Interest only	17 Properties	700,000	—	4.42%	Mar 2032	521,785
Mountain (4)	Floating Rate - Interest only (5)	82 Properties	1,400,000	—	5.62%	Mar 2024	1,923,147
Mountain (4)	Fixed Rate - Amortizing	One Property	14,074	—	3.76%	Oct 2028	63,829
Mountain (4)	Fixed Rate - Amortizing	One Property	5,008	—	3.77%	Apr 2030	40,002
Mountain (4)	Fixed Rate - Amortizing	One Property	5,295	—	3.85%	Apr 2030	40,002
Mountain (4)	Fixed Rate - Amortizing	One Property	14,793	—	3.56%	Sep 2030	51,100
Mountain (4)	Fixed Rate - Amortizing	One Property	13,012	—	3.67%	May 2031	30,962
Mountain (4)	Fixed Rate - Amortizing	One Property	14,443	—	4.14%	Jul 2032	45,094
Mountain (4)	Fixed Rate - Amortizing	One Property	31,517	—	4.02%	Oct 2033	87,730
Mountain (4)	Fixed Rate - Amortizing	One Property	43,999	—	4.13%	Nov 2033	131,986
Mountain (4)	Fixed Rate - Amortizing	One Property	26,602	—	3.10%	June 2035	48,049
Mountain (4)	Fixed Rate - Amortizing	One Property	42,743	—	2.95%	Jan 2036	102,593
Mountain (4)	Fixed Rate - Amortizing	One Property	46,659	—	4.27%	Nov 2037	113,839
Mountain (4)	Fixed Rate - Amortizing	One Property	52,697	—	3.25%	Jan 2038	117,386
	Total indebtedness		4,295,842	832,000			$4,885,902
	Unamortized debt issuance costs		(52,571)	(3,876)
	Total indebtedness, net		$4,243,271	$828,124

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

(3)This loan matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. We also purchased an interest rate cap through October 2024 with a SOFR strike rate equal to 2.25%.

(4)Mountain is Mountain Industrial REIT LLC, our consolidated joint venture, in which we own a 61% equity interest.

(5)This loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We also purchased an interest rate cap through March 2024 with a SOFR strike rate equal to 3.40%.

As of December 31, 2021, we had a $750,000 unsecured revolving credit facility that was available for our general business purposes, including acquisitions. The maturity date of this revolving credit facility was June 29, 2022 and had an option to extend the maturity date for one, six month period, subject to payment of extension fees and satisfaction of other conditions. As of December 31, 2021, the annual interest rate payable on borrowings under this revolving credit facility was 1.41%. The weighted average annual interest rate for borrowings under this revolving credit facility was 1.42% for the three months ended September 30, 2021 and 1.41% and 1.46% for the period from January 1, 2022 to February 25, 2022 and the nine months ended September 30, 2021, respectively. In connection with the closing of the Merger, we entered into the Loans, and repaid the outstanding principal balance under this revolving credit facility and then terminated the agreement governing the facility in accordance with its terms and without penalty. During the nine months ended September 30, 2022, we recorded a $828 loss on early extinguishment of debt to write off unamortized costs related to this facility.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with a group of institutional lenders, or the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points in the premium. We also purchased an interest rate cap through March 2024 with a SOFR strike rate equal to 3.40%. As of September 30, 2022, the weighted average annual interest rate payable under the Floating Rate Loan was 5.62% and the weighted average interest rate for borrowings under the Floating Rate Loan was 4.94% and 4.23% for the three months ended September 30, 2022 and the period from February 25, 2022 to September 30, 2022, respectively.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the Bridge Lenders, and a mezzanine loan agreement with an institutional lender, or the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of its subsidiaries with respect to the Bridge Loan. The Bridge Loan was scheduled to mature in February 2023 and required that interest only be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. We also purchased an interest rate cap with a SOFR strike rate equal to 2.70%. The Bridge Loan was repaid in full on September 22, 2022 with cash on hand and proceeds from our $1,235,000 floating rate loan, which is further described below. During the three and nine months ended September 30, 2022, we recorded a $22,231 loss on early extinguishment of debt to write off unamortized costs related to the Bridge Loan and related interest rate cap. The weighted average annual interest rate for borrowings under the Bridge Loan was 5.01% and 4.24% for the period from July 1, 2022 to September 22, 2022 and the period from February 25, 2022 to September 22, 2022, respectively.

Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the Fixed Rate Lenders, and mezzanine loan agreements with a separate group of institutional lenders, or the Fixed Mezz Lenders, pursuant to which we obtained the Fixed Rate Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Fixed Rate Lenders and the Fixed Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the Fixed Rate Loan. The interest only Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.42%.
We used the aggregate net proceeds from the Loans to partially fund the acquisition of MNR. Principal payments on the Floating Rate Loan and Fixed Rate Loan are not required prior to the end of their respective initial terms, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain stated conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; and (2) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
On September 22, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the ILPT Floating Rate Lenders, and a mezzanine loan agreement with a separate group of institutional lenders, or the ILPT Floating Rate Mezz Lenders, pursuant to which we obtained the ILPT Floating Rate Loan, secured by 104 of our properties. The ILPT Floating Rate Loan is comprised of a $1,100,000 mortgage loan and a $135,000 mezzanine loan. Also, on September 22, 2022, we entered into a guaranty in favor of the ILPT Floating Rate Lenders and the ILPT Floating Rate Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the ILPT Floating Rate Loan. The interest only ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. The weighted average interest rate payable under the ILPT Floating Rate Loan as of September 30, 2022 and for the period from September 22, 2022 to September 30, 2022 was 6.18%. See Notes 5 and 10 for further information on our interest rate caps.

The agreements governing the Floating Rate Loan, Fixed Rate Loan and the ILPT Floating Rate Loan contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In connection with the Merger, our consolidated joint venture, in which we own a 61% equity interest, assumed an aggregate of $323,432 of former MNR mortgages secured by 11 properties which are owned by this joint venture. These amortizing mortgages require monthly payments of principal and interest until maturity. The value of these mortgages approximated their estimated fair value on the date of acquisition.
See Notes 2 and 5 for further information regarding our acquisition of MNR.
Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, the Floating Rate Loan, the ILPT Floating Rate Loan, the Fixed Rate Loan, mortgage notes payable, accounts payable, rents collected in advance, interest rate caps, security deposits and amounts due from or to related persons. At September 30, 2022 and December 31, 2021, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At September 30, 2022		At December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Fixed rate loan, 4.31% interest rate, due in 2029	$646,532	$587,730	$646,124	$709,198
ILPT Floating Rate Loan, 6.18% weighted average interest rate, due in 2024 (2)	1,213,336	1,213,336	—	—
Floating Rate Loan, 5.62% interest rate, due in 2024 (3)	1,378,000	1,378,000	—	—
Fixed Rate Loan, 4.42% interest rate, due in 2032	694,561	626,128	—	—
Fixed rate loan, 3.76% interest rate, due in 2028	14,074	13,105	—	—
Fixed rate loan, 3.77% interest rate, due in 2030	5,008	4,637	—	—
Fixed rate loan, 3.85% interest rate, due in 2030	5,295	4,918	—	—
Fixed rate loan, 3.56% interest rate, due in 2030	14,793	13,551	—	—
Fixed rate loan, 3.67% interest rate, due in 2031	13,012	11,900	—	—
Fixed rate loan, 4.14% interest rate, due in 2032	14,443	13,355	—	—
Fixed rate loan, 4.02% interest rate, due in 2033	31,517	28,715	—	—
Fixed rate loan, 4.13% interest rate, due in 2033	43,999	40,292	—	—
Fixed rate loan, 3.10% interest rate, due in 2035	26,602	22,671	—	—
Fixed rate loan, 2.95% interest rate, due in 2036	42,743	35,855	—	—
Fixed rate loan, 4.27% interest rate, due in 2037	46,659	42,183	—	—
Fixed rate loan, 3.25% interest rate, due in 2038	52,697	44,184	—	—
	$4,243,271	$4,080,560	$646,124	$709,198
(1)Includes unamortized debt issuance costs of $52,571 and $3,876 as of September 30, 2022 and December 31, 2021, respectively.
(2)The ILPT Floating Rate Loan matures in October 2024, subject to three, one year extension options.
(3)The Floating Rate Loan, entered into by our consolidated joint venture, matures in March 2024, subject to three, one year extension options.

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
The table below presents certain of our assets measured on a recurring basis at fair value at September 30, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$145,693	$—	$—	$145,693
Interest rate cap derivatives (2)	$67,998	$—	$67,998	$—
Non-recurring fair value measurements
Real estate properties (3)	$555,123	$—	$—	$555,123
(1)We own a 22% equity interest in a joint venture that owns 18 properties and is included in investment in unconsolidated joint venture in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates of between 5.25% and 7.00%, exit capitalization rates of between 4.50% and 6.00%, direct capitalization rates of between 4.00% and 4.50%, holding periods of approximately 10 years and market rents. Our assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 2 for further information regarding our investment in this joint venture.
(2)Our derivative assets are carried at fair value as required by GAAP. The estimated fair values of the derivative assets are based on current market prices in secondary markets for similar derivative contracts, (Level 2 inputs). See Note 10 for more information regarding our derivatives and hedging activities.
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
On September 14, 2022, we awarded under our equity compensation plan an aggregate of 173,300 of our common shares, valued at $6.83 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of The RMR Group LLC, or RMR.
Common Share Purchases:
During the three and nine months ended September 30, 2022, we purchased an aggregate of 31,455 and 31,788 of our common shares, respectively, valued at a weighted average price of $7.40 and $7.56 per common share, respectively, from our officers and certain other current and former officers and employees of RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the nine months ended September 30, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distribution
January 13, 2022	January 24, 2022	February 17, 2022	$0.33	$21,584
April 14, 2022	April 25, 2022	May 19, 2022	0.33	21,583
July 14, 2022	July 25, 2022	August 18, 2022	0.01	654
			$0.67	$43,821
On October 13, 2022, we declared a quarterly distribution to common shareholders of record on October 24, 2022 in the amount of $0.01 per share, or approximately $656. We expect to pay this distribution to our shareholders on or about November 17, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerators:
Net (loss) income attributable to common shareholders	$(45,627)	$18,307	$(195,680)	$56,475
Loss attributable to unvested share awards	(2)	(43)	(128)	(140)
Net (loss) income attributable to common shareholder used in calculating earnings per share	$(45,629)	$18,264	$(195,808)	$56,335

Denominators:
Weighted average common shares for basic earnings per share	65,250	65,178	65,228	65,154
Effect of dilutive securities: unvested share awards (1)	—	52	—	51
Weighted average common shares for diluted earnings per share	65,250	65,230	65,228	65,205

Net (loss) income attributable to common shareholders per common share - basic	$(0.70)	$0.28	$(3.00)	$0.86
Net (loss) income attributable to common shareholders per common share - diluted	$(0.70)	$0.28	$(3.00)	$0.86
(1)    For purposes of calculating diluted earnings per share, we did not include 205 and 196 of unvested share awards for the three and nine months ended September 30, 2022, respectively, because to do so would have been antidilutive.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $6,465 and $17,821 for the three and nine months ended September 30, 2022, respectively, and $2,708 and $7,832 for the three and nine months ended September 30, 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2022 and 2021, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur any incentive fee payable to RMR for the year ended December 31, 2021. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss). RMR provides management services to our two

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

joint ventures. See Note 9 for further information regarding our joint ventures’ management arrangements with RMR and the related impact on our management fees payable to RMR.
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
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,270 and $8,797 for the three and nine months ended September 30, 2022, respectively, and $1,675 and $4,860 for the three and nine months ended September 30, 2021, respectively. Of these amounts, for the three and nine months ended September 30, 2022, $2,976 and $8,104, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $294 and $693, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, $1,598 and $4,751, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $77 and $109, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,847 and $5,155 for these expenses and costs for the three and nine months ended September 30, 2022, respectively, and $1,184 and $3,451 for the three and nine months ended September 30, 2021, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
See Note 6 for information relating to the awards of our common shares we made in September 2022 to our officers and certain other employees of RMR and common shares we purchased from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and RMR employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. One of these joint ventures is with two, third party institutional investors. This joint venture owns 18 properties. We own a 22% equity interest in this joint venture. We entered into this joint venture prior to January 1, 2021.
The other joint venture we entered into in connection with the Merger is with one, third party institutional investor. This joint venture owns 94 properties. We own a 61% equity interest in the joint venture and the other joint venture investor acquired a 39% equity interest in the joint venture from us for $589,411, as of the completion of this transaction, in connection with the joint venture’s formation in February 2022.
RMR provides management services to both of these joint ventures. We do not include our 18 property joint venture as a consolidated subsidiary and, as a result, we are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding that joint venture. Our 94 property joint venture is our consolidated subsidiary and, as a result, we are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding that joint venture; however, that joint venture pays management fees directly to RMR, and any such fees paid by that joint venture are credited against the fees payable by us to RMR.
In December 2021, we sold six properties to our then existing joint venture. We received proceeds of approximately $160,516 from the other equity investors in that joint venture in connection with this sale. We and the other equity investors maintained our respective percentage equity interests in that joint venture following this transaction. As of December 31, 2021 and September 30, 2022, we owed $225 and $554, respectively, to that joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheet. We paid the amounts we owed as of December 31, 2021 in January 2022 and the amounts we owed as of September 30, 2022 in October 2022.
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
Note 10. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is a part of our interest rate risk. We have an interest rate cap agreement to manage our interest rate risk exposure on each of the ILPT Floating Rate Loan and the Floating Rate Loan, both with interest payable at a rate equal to SOFR plus a premium. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk

As required by ASC 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk as of September 30, 2022:

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Interest Rate Derivative	Balance Sheet Line Item	Underlying Instrument	Number of Instruments	Strike Rate	Notional Amount	Fair Value at September 30, 2022
Interest Rate Cap	Other assets	Floating Rate Loan (1)	1	3.40%	$1,400,000	$19,485
Interest Rate Cap	Other assets	ILPT Floating Rate Loan	2	2.25%	$1,235,000	$48,513
(1)The Floating Rate Loan was entered into by our consolidated joint venture.
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
In September 2022, in conjunction with the repayment of the Bridge Loan, we sold two interest rate cap instruments with an aggregate notional amount of $1,385,158, a strike rate equal to 2.70% and an original expiration date of March 15, 2023 for $7,740. As the underlying debt instrument that these interest rate caps were intended to hedge was repaid in its entirety and the related interest expense was no longer probable to occur, these interest rate caps were no longer designated as cash flow hedges and the remaining deferred gain was reclassified from cumulative other comprehensive income as a reduction of loss on early extinguishment of debt.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Amount of gain recognized in cumulative other comprehensive income	$15,047	$24,200
Amount reclassified from cumulative other comprehensive income into interest expense	761	1,678
Amount reclassified from cumulative other comprehensive income into loss on early extinguishment of debt	(6,961)	(6,961)
Unrealized gain on derivative instrument recognized in cumulative other comprehensive income	$8,847	$18,917

Note 11. Noncontrolling Interest

On February 25, 2022, we completed the acquisition of MNR. In connection with the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties. In July 2022, our consolidated joint venture completed one of the two committed MNR property acquisitions, and in September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and nine months ended September 30, 2022. The portion of this joint venture's net loss not attributable to us, or $38,318 and $49,360 for the three and nine months ended September 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor, which is reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. No distributions were made during the three months ended September 30, 2022. See Notes 1, 2, 4, 5, 9 and 11 for further information regarding this joint venture.
An unrelated third party owns an approximate 33% tenancy in common interest in one of the properties we acquired as part of the MNR acquisition located in Somerset, New Jersey, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net loss not attributable to us, or $29 and $42 for the three and nine months ended September 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2022, our portfolio was comprised of 413 consolidated properties containing approximately 59,962,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet located on the island of Oahu, Hawaii, and 187 properties containing approximately 43,233,000 rentable square feet located in 38 other states. As of September 30, 2022, our 413 consolidated properties include 94 properties that we own in a consolidated joint venture arrangement in which we own a 61% equity interest. As of September 30, 2022, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states containing approximately 11,726,000 rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 5.9 years. As of September 30, 2022, our consolidated properties were approximately 99.2% leased (based on rentable square feet) to 305 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 8.9 years. We define the term annualized rental revenues as used in this section as the annualized contractual rents, as of September 30, 2022, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
Investing and Financing Activities
On February 25, 2022, we completed the acquisition of MNR. MNR’s portfolio included 124 Class A, single tenant, net leased, e-commerce focused industrial properties located in 32 states containing approximately 25,745,000 rentable square feet and two committed, but not yet then completed, property acquisitions. The aggregate value of the consideration paid in the Merger was $3,739,048, including the assumption of $323,432 aggregate principal amount of former MNR mortgage debt, the repayment of $885,269 of MNR debt and the payment of certain transaction fees and expenses, net of MNR’s cash on hand, and excluding two then pending property acquisitions for an aggregate purchase price of $78,843, excluding acquisition related costs. The 124 MNR properties were 97.9% leased to various tenants and had a remaining weighted average (by rental revenues) lease term of eight years as of the date of the acquisition.
In connection with the closing of the Merger, we entered into the $1,385,158 Bridge Loan, secured by 109 of our properties. The Bridge Loan was scheduled to mature in February 2023 and required that interest only be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. We also entered into the $700,000 Fixed Rate Loan secured by 17 of our properties. The Fixed Rate loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.42%.
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. In connection with the transaction, the joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties and entered into the $1,400,000 Floating Rate Loan secured by 82 properties. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. During the nine months ended September 30, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor.
In July 2022, our consolidated joint venture acquired a property located in Augusta, GA containing 226,000 rentable square feet for a purchase price of approximately $38,053, including acquisition related costs of $53. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years at the time of acquisition. This property was one of two committed MNR property acquisitions at the time of the Merger and was acquired directly by our consolidated joint venture. In September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition.
In September 2022, we entered into the $1,235,000 ILPT Floating Rate Loan, secured by 104 of our properties. The interest only ILPT Floating Rate Loan matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. The Bridge Loan was repaid in full on September 22, 2022 with cash on hand and proceeds from the ILPT Floating Rate Loan.

As of September 30, 2022, we also own an interest in an unconsolidated joint venture that owns 18 properties. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option. During the three and nine months ended September 30, 2022, we recorded the change in the fair value of our investment in the unconsolidated joint venture of $3,297 and $6,634, respectively, in our condensed consolidated statements of comprehensive income (loss). In addition, during the three and nine months ended September 30, 2022, the unconsolidated joint venture made aggregate cash distributions of $1,320 and $3,962, respectively, to us. In October 2022, the unconsolidated joint venture made a cash distribution to us of $20,900, including amounts related to a debt financing.
For further information regarding our investing and financing activities, see Notes 2, 4, 5, 9 10, and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.
In response to inflationary pressures, the U.S. Federal Reserve increased the federal funds rate by 300 basis points over five consecutive meetings from March 2022 to September 2022 and has signaled that further large increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy is now in, or may soon enter, an economic recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, may restrict our access to, and would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
Property Operations
Occupancy data for our properties as of September 30, 2022 and 2021 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2022	2021	2022	2021
Total properties	413	294	286	286
Total rentable square feet (2)	59,962	36,488	33,634	33,631
Percent leased (3)	99.2%	99.0%	99.3%	98.9%
(1)Consists of properties that we owned continuously since January 1, 2021 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2022, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
The average effective rental rates per square foot, as defined below, for our properties for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average effective rental rates per square foot leased: (1)
All properties	$6.96	$6.22	$6.96	$6.28
Comparable properties (2)	$6.32	$6.26	$6.46	$6.31
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since July 1, 2021 and January 1, 2021, respectively, and excludes properties owned by an unconsolidated joint venture.

During the three and nine months ended September 30, 2022, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended September 30, 2022
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	543	1,142	1,685
Weighted average rental rate change (by rentable square feet)	280.7%	26.1%	77.5%
Weighted average lease term by square feet (years) (2)	7.4	3.7	4.9
Total leasing costs and concession commitments (1)	$3,570	$992	$4,562
Total leasing costs and concession commitments per square foot (1)	$6.58	$0.87	$2.71
Total leasing costs and concession commitments per square foot per year (1)	$0.89	$0.24	$0.55

	Nine months ended September 30, 2022
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	3,476	2,772	6,248
Weighted average rental rate change (by rentable square feet)	122.0%	24.6%	56.5%
Weighted average lease term by square feet (years) (2)	23.8	6.4	16.1
Total leasing costs and concession commitments (1)	$8,951	$6,354	$15,305
Total leasing costs and concession commitments per square foot (1)	$2.57	$2.29	$2.45
Total leasing costs and concession commitments per square foot per year (1)	$0.11	$0.36	$0.15

(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
(2)The weighted average (by square feet) lease term for leases that were in effect for the same land area or building area during the prior lease term was 4.9 years for the three months ended September 30, 2022 and 16.1 years for the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, we completed rent resets for approximately 194,000 square feet of land, respectively, at our Hawaii Properties at rental rates that were approximately 36.8% higher than the prior rental rates.
As shown in the table below, approximately 1.0% of our total leased square feet and 1.0% of our total annualized rental revenues as of September 30, 2022 are included in leases scheduled to expire by December 31, 2022.
As of September 30, 2022, our lease expirations by year are as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total Leased	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
10/1/2022-12/31/2022	12	593	1.0%	1.0%	$4,210	1.0%	1.0%
2023	36	3,146	5.3%	6.3%	22,287	5.3%	6.3%
2024	49	4,855	8.2%	14.5%	32,699	7.8%	14.1%
2025	32	4,794	8.1%	22.6%	27,683	6.6%	20.7%
2026	24	3,524	5.9%	28.5%	22,708	5.4%	26.1%
2027	37	8,795	14.8%	43.3%	52,046	12.4%	38.5%
2028	27	4,876	8.2%	51.5%	34,085	8.1%	46.6%
2029	17	3,428	5.8%	57.3%	16,644	4.0%	50.6%
2030	14	2,155	3.6%	60.9%	18,303	4.4%	55.0%
2031	16	3,265	5.5%	66.4%	25,606	6.1%	61.1%
Thereafter	134	20,038	33.6%	100.0%	163,710	38.9%	100.0%
Total	398	59,469	100.0%		$419,981	100.0%

Weighted average remaining lease term (in years):		8.6			8.9
(1)Leased square feet is pursuant to existing leases as of September 30, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

We generally receive rents from our tenants monthly and in advance. As of September 30, 2022, tenants representing 1% or more of our total annualized rental revenues were as follows (square feet in thousands):

						% of Total
			No. of	Leased	% of Total	Annualized Rental
Tenant		States	Properties	Sq. Ft. (1)	Leased Sq. Ft. (1)	Revenues
1	Federal Express Corporation/ FedEx Ground Package System, Inc.	Various (34 states)	84	13,109	22.0%	29.6%
2	Amazon.com Services, Inc./ Amazon.com Services LLC	AL, IN, OK, SC, TN, VA	8	4,539	7.6%	6.8%
3	Home Depot U.S.A., Inc.	GA, HI, IL	4	3,365	5.7%	4.4%
4	UPS Supply Chain Solutions, Inc.	NH, NY	3	794	1.3%	1.6%
5	Restoration Hardware, Inc.	MD	1	1,195	2.0%	1.5%
6	Servco Pacific, Inc.	HI	7	629	1.1%	1.4%
7	American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.2%	1.3%
8	TD SYNNEX Corporation	OH	2	939	1.6%	1.1%
	Total		114	25,292	42.5%	47.7%
(1)Leased square feet is pursuant to existing leases as of September 30, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

Tenant Concentration. We have a concentration of properties leased to tenants, including their applicable subsidiaries that leased over 5% of our total rentable square footage as follows:

			Weighted
			Average
	% of	Number	Remaining	Rental Income				Rental Income
	Rentable	of	Lease Term	Three Months Ended				Nine Months Ended
Tenant	Square Feet	States	(in years)	9/30/2022		9/30/2021		9/30/2022		9/30/2021
Federal Express Corporation/ FedEx Ground Package System, Inc.	22.0%	34	7.3	$31,697	30.7%	$2,706	4.9%	$76,227	27.0%	$8,152	5.0%
Amazon.com Services, Inc./ Amazon.com Services LLC	7.7%	6	6.2	7,244	7.0%	5,231	9.5%	20,095	7.1%	16,117	9.9%
Home Depot U.S.A., Inc.	5.7%	3	26.3	3,346	3.2%	1,322	2.4%	10,169	3.6%	3,948	2.4%
Total	35.4%	34	13.3	$42,287	40.9%	$54,982	16.8%	$106,491	37.7%	$163,378	17.3%
Mainland Properties. As of September 30, 2022, our Mainland Properties represented approximately 71.5% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of September 30, 2022, our Hawaii Properties represented approximately 28.5% of our annualized rental revenues. As of September 30, 2022, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of September 30, 2022 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues as of
September 30, 2022
Scheduled to Reset
10/1/2022-12/31/2022	$—
2023	2,114
2024	1,273
2025	831
2026	1,307
2027 and thereafter	17,596
Total	$23,121
As of September 30, 2022, $20,740, or 4.9%, of our annualized rental revenues are included in leases scheduled to expire through September 30, 2023 and 0.8% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2022	2021	Change	Change	2022	2021	Change	2022	2021	Change	Change

Rental income	$53,357	$52,590	$767	1.5%	$49,858	$2,391	$47,467	$103,215	$54,981	$48,234	87.7%

Operating expenses:
Real estate taxes	7,713	7,307	406	5.6%	6,036	310	5,726	13,749	7,617	6,132	80.5%
Other operating expenses	4,630	4,160	470	11.3%	3,823	257	3,566	8,453	4,417	4,036	91.4%
Total operating expenses	12,343	11,467	876	7.6%	9,859	567	9,292	22,202	12,034	10,168	84.5%
Net operating income (3)	$41,014	$41,123	$(109)	(0.3%)	$39,999	$1,824	$38,175	81,013	42,947	38,066	88.6%

Other expenses:
Depreciation and amortization								48,519	12,694	35,825	N/M
Acquisition and other transaction related costs								586	—	586	—%
General and administrative								9,110	4,728	4,382	92.7%
Total other expenses								58,215	17,422	40,793	N/M
Interest and other income								1,068	—	1,068	—%
Interest expense								(89,739)	(9,084)	(80,655)	N/M
Gain on sale of real estate								—	940	(940)	(100.0%)
Loss on early extinguishment of debt								(21,370)	—	(21,370)	—
(Loss) income before income tax expense and equity in earnings of unconsolidated joint venture								(87,243)	17,381	(104,624)	N/M
Income tax expense								(28)	(72)	44	(61.1%)
Equity in earnings of unconsolidated joint venture								3,297	998	2,299	230.4%
Net (loss) income								(83,974)	18,307	(102,281)	N/M
Net loss attributable to noncontrolling interest								38,347	—	38,347	—%
Net (loss) income attributable to common shareholders								$(45,627)	$18,307	$(63,934)	N/M

Weighted average common shares outstanding - basic								65,250	65,178	72	0.1%
Weighted average common shares outstanding - diluted								65,250	65,230	20	—%

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders								$(0.70)	$0.28	$(0.98)	N/M
N/M - Not Meaningful

(1)Consists of properties that we owned continuously since July 1, 2021 and excludes properties owned by an unconsolidated joint venture.
(2)Consists of 131 properties including (i) properties we acquired during the period from July 1, 2021 to September 30, 2022, including 94 properties we contributed to a consolidated joint venture in which we own a 61% equity interest, and (ii) properties we sold in December 2021 to our 18 property unconsolidated joint venture in which we own a 22% equity interest.
(3)See our definition of NOI and our reconciliation of net income (loss) to NOI below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Rental income. The increase in rental income is primarily a result of our acquisition and disposition activities, which includes our acquisition of MNR. Rental income increased at certain of our comparable properties primarily due to increases from leasing activity and rent resets. Rental income includes non-cash straight line rent adjustments of $3,794 and $1,678 for the 2022 and 2021 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $250 and $174 for the 2022 and 2021 periods, respectively.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition and disposition activities. Real estate taxes at our comparable properties increased primarily due to higher assessed values at certain of our properties.

Other operating expenses. Other operating expenses primarily include repairs and maintenance, utilities, insurance, snow removal, legal and property management fees. The increase in other operating expenses is primarily due to our acquisition and disposition activities. Other operating expenses increased primarily due to increases in repairs and maintenance and insurance expenses at certain of our comparable properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition and disposition activities.
Acquisition and other transaction related costs. Acquisition and other transaction related costs primarily consists of costs related to potential acquisition and disposition activities that were not completed.
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
Interest expense. The increase in interest expense is due to higher average interest rates and higher average outstanding debt balances in the 2022 period as compared to the 2021 period, primarily related to our acquisition of MNR.
Gain on sale of real estate. Gain on sale of real estate represents the net gain from the sale of a portion of a land parcel as a result of an eminent domain taking in the 2021 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to the write off of unamortized costs related to the repayment of the Bridge Loan in September 2022.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is the change in the fair value of our investment in the unconsolidated joint venture.
Net (loss) income. The net loss for the 2022 period compared to the net income for the 2021 period reflects the changes noted above.
Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest represents the net loss attributable to the 39% equity interest in our consolidated joint venture that we did not own during the 2022 period.
Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since July 1, 2021.
Net (loss) income attributable to common shareholders per common share - basic and diluted. The net loss attributable to common shareholders per common share for the 2022 period compared to the net income attributable to common shareholders per share for the 2021 period reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2022	2021	Change	Change	2022	2021	Change	2022	2021	Change	Change

Rental income	$161,921	$156,971	$4,950	3.2%	$119,891	$6,407	$113,484	$281,812	$163,378	$118,434	72.5%

Operating expenses:
Real estate taxes	22,278	21,616	662	3.1%	14,182	737	13,445	36,460	22,353	14,107	63.1%
Other operating expenses	13,652	13,055	597	4.6%	8,626	679	7,947	22,278	13,734	8,544	62.2%
Total operating expenses	35,930	34,671	1,259	3.6%	22,808	1,416	21,392	58,738	36,087	22,651	62.8%

Net operating income (3)	$125,991	$122,300	$3,691	3.0%	$97,083	$4,991	$92,092	$223,074	$127,291	$95,783	75.2%

Other expenses:
Depreciation and amortization								114,096	37,202	76,894	206.7%
Acquisition and other transaction related costs								586	646	(60)	(9.3%)
General and administrative								24,896	12,718	12,178	95.8%
Loss on impairment of real estate								100,747	—	100,747	—%
Total other expenses								240,325	50,566	189,759	N/M
Interest and other income								1,900	—	1,900	—%
Interest expense								(208,286)	(26,468)	(181,818)	N/M
(Loss) gain on sale of real estate								(10)	940	(950)	(101.1%)
Loss on equity securities								(5,758)	—	(5,758)	—%
Loss on early extinguishment of debt								(22,198)	—	(22,198)	—%
(Loss) income before income tax expense and equity in earnings of unconsolidated joint venture								(251,603)	51,197	(302,800)	N/M
Income tax expense								(113)	(177)	64	(36.2%)
Equity in earnings of unconsolidated joint venture								6,634	5,455	1,179	21.6%
Net (loss) income								(245,082)	56,475	(200,810)	N/M
Net loss attributable to noncontrolling interest								49,402	—	49,402	—%
Net (loss) income attributable to common shareholders								$(195,680)	$56,475	$(252,155)	N/M

Weighted average common shares outstanding - basic								65,228	65,154	74	0.1%
Weighted average common shares outstanding - diluted								65,228	65,205	23	—%

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders								$(3.00)	0.86	(3.86)	N/M
N/M - Not Meaningful

(1)Consists of properties that we owned continuously since January 1, 2021 and excludes properties owned by an unconsolidated joint venture.
(2)Consists of 133 properties including (i) properties we acquired during the period from January 1, 2021 to September 30, 2022, including 94 properties we contributed to a consolidated joint venture in which we own a 61% equity interest, and (ii) properties we sold in December 2021 to our 18 property unconsolidated joint venture in which we own a 22% equity interest.
(3)See our definition of NOI and our reconciliation of net income (loss) to NOI below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Rental income. The increase in rental income is primarily a result of our acquisition and disposition activities, which includes our acquisition of MNR. Rental income increased at certain of our comparable properties primarily due to increases from leasing activity and rent resets and a $3,428 write off of capitalized below market lease value related to a terminated tenant. Rental income includes non-cash straight line rent adjustments of $8,170 and $5,673 for the 2022 and 2021 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $4,265 and $525 for the 2022 and 2021 periods, respectively.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition and disposition activities.

Other operating expenses. The increase in other operating expenses is primarily due to our acquisition and disposition activities. Other operating expenses increased primarily due to increases in repairs and maintenance, snow removal and insurance expenses at certain of our comparable properties.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition and disposition activities.
Acquisition and other transaction related costs. Acquisition and other transaction related costs primarily consists of costs related to potential acquisition and disposition activities that were not completed.
General and administrative. The increase in general and administrative expenses is primarily due to an increase in business management fees as a result of our net acquisition activity.
Loss on impairment of real estate. We recorded a $100,747 loss on impairment of real estate in the 2022 period to reduce the carrying value of 25 properties we reclassified from held for sale to held and used in June 2022 to their estimated fair values.
Interest and other income. The increase in interest and other income is primarily due to higher cash balances during the 2022 period as compared to the 2021 period and distributions we received on certain equity securities we held during the 2022 period.
Interest expense. The increase in interest expense is due to higher average interest rates and higher average outstanding debt balances in the 2022 period as compared to the 2021 period, primarily related to our acquisition of MNR.
Loss (gain) on sale of real estate. Loss (gain) on sale of real estate in the 2022 period includes an adjustment to the gain from the sale of six properties to our joint venture during December 2021 and a net gain from the sale of a portion of a land parcel as a result of an eminent domain taking in the 2021 period.
Loss on equity securities. Loss on equity securities represents the realized loss of $5,758 on the sale of certain equity securities we acquired as part of our acquisition of MNR.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to our write off of unamortized costs related to the repayment of the Bridge Loan in September 2022 and terminating our unsecured revolving credit facility in February 2022.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is the change in the fair value of our investment in the unconsolidated joint venture.
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
The following table presents the reconciliation of net (loss) income to NOI for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net (Loss) Income to NOI:
Net (loss) income	$(83,974)	$18,307	$(245,082)	$56,475
Equity in earnings of unconsolidated joint venture	(3,297)	(998)	(6,634)	(5,455)
Income tax expense	28	72	113	177
(Loss) income before income tax expense and equity in earnings of unconsolidated joint venture	(87,243)	17,381	(251,603)	51,197
Loss on early extinguishment of debt	21,370	—	22,198	—
Interest and other income	(1,068)	—	(1,900)	—
Interest expense	89,739	9,084	208,286	26,468
Loss (gain) on sale of real estate	—	(940)	10	(940)
Loss on equity securities	—	—	5,758	—
General and administrative	9,110	4,728	24,896	12,718
Acquisition and other transaction related costs	586	—	586	646
Loss on impairment of real estate	—	—	100,747	—
Depreciation and amortization	48,519	12,694	114,096	37,202
NOI	$81,013	$42,947	$223,074	$127,291

NOI:
Hawaii Properties	$20,049	$20,628	$64,087	$61,312
Mainland Properties	60,964	22,319	158,987	65,979
NOI	$81,013	$42,947	$223,074	$127,291

Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding loss on impairment of real estate, any gain or loss on sale of real estate, equity in earnings of unconsolidated joint venture and any realized and unrealized gains or losses on equity securities, plus real estate depreciation and amortization of consolidated properties and our proportionate share of FFO of unconsolidated joint venture properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for the unconsolidated joint venture, if any. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net (Loss) Income Attributable to Common Shareholders to FFO Attributable to Common Shareholders and Normalized FFO Attributable to Common Shareholders:
Net (loss) income attributable to common shareholders	$(45,627)	$18,307	$(195,680)	$56,475
Depreciation and amortization	48,519	12,694	114,096	37,202
Equity in earnings of unconsolidated joint venture	(3,297)	(998)	(6,634)	(5,455)
Loss on equity securities	—	—	5,758	—
Share of FFO from unconsolidated joint venture	1,678	1,215	5,115	3,621
Loss on impairment of real estate	—	—	100,747	—
(Gain) loss on sale of real estate	—	(940)	10	(940)
FFO adjustments attributable to noncontrolling interest	(11,407)	—	(27,445)	—
FFO attributable to common shareholders	(10,134)	30,278	(4,033)	90,903
Loss on early extinguishment of debt	21,370	—	22,198	—
Acquisition and other transaction related costs (1)	32,016	—	80,992	646
Normalized FFO adjustments attributable to noncontrolling interest	(28,379)	—	(28,379)	—
Normalized FFO attributable to common shareholders	$14,873	$30,278	$70,778	$91,549

Weighted average common shares outstanding - basic	65,250	65,178	65,228	65,154
Weighted average common shares outstanding - diluted	65,250	65,230	65,228	65,205

Per common share data:
FFO attributable to common shareholders - basic	$(0.16)	$0.46	$(0.06)	$1.40
FFO attributable to common shareholders - diluted	$(0.16)	$0.46	$(0.06)	$1.39
Normalized FFO attributable to common shareholders - basic	$0.23	$0.46	$1.09	$1.41
Normalized FFO attributable to common shareholders - diluted	$0.23	$0.46	$1.09	$1.40
(1)Amounts for the three and nine months ended September 30, 2022 primarily include certain debt issuance costs recorded as interest expense related to the Bridge Loan and other transaction related costs expensed under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of September 30, 2022, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 78.1% of our annualized rental revenues and only 4.9% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents and restricted cash at beginning of period	$29,397	$22,834
Net cash provided by (used in):
Operating activities	81,907	88,920
Investing activities	(3,457,034)	(135,093)
Financing activities	3,472,399	67,432
Cash and cash equivalents and restricted cash at end of period	$126,669	$44,093
The decrease in net cash provided by operating activities for the nine months ended September 30, 2022 compared to the 2021 period is primarily due to changes in our working capital. The increase in net cash used in investing activities for the nine months ended September 30, 2022 compared to the 2021 period is primarily due to our acquisition of MNR during the 2022 period as compared to our acquisition of four properties and one parcel of developable land during the 2021 period. The increase in net cash provided by financing activities for the nine months ended September 30, 2022 compared to the 2021 period is primarily due to the net borrowings and sale of joint venture equity interests used to finance our acquisition of MNR in the 2022 period.
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

As of September 30, 2022, we had cash and cash equivalents of $26,381. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders. On July 14, 2022, we announced that we reduced our quarterly cash distribution rate on our common shares to $0.01 per share and we expect our distributions to our common shareholders in 2022 will be, together with distributions we paid earlier in 2022, at least equal to the minimum amounts required for us to remain a REIT for federal income tax purposes.
On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points in the premium. We also purchased an interest rate cap through March 2024 with a SOFR strike rate equal to 3.40%. As of September 30, 2022, the weighted average annual interest rate payable under the Floating Rate Loan was 5.62% and the weighted average interest rate for borrowings under the Floating Rate Loan was 4.94% and 4.23% for the three months ended September 30, 2022 and the period from February 25, 2022 to September 30, 2022, respectively.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with the Bridge Lenders, and a mezzanine loan agreement with the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of its subsidiaries with respect to the Bridge Loan. The Bridge Loan was scheduled to mature in February 2023 and required that interest only be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. We also purchased an interest rate cap with a SOFR strike rate equal to 2.70%. The Bridge Loan was repaid in full on September 22, 2022 with cash on hand and proceeds from the ILPT Floating Rate Loan. During the three and nine months ended September 30, 2022, we also recorded a $22,231 loss on early extinguishment of debt to write off unamortized costs related to the Bridge Loan and related interest rate cap. The weighted average annual interest rate for borrowings under the Bridge Loan was 5.01% and 4.24% for the period from July 1, 2022 to September 22, 2022 and the period from February 25, 2022 to September 22, 2022, respectively.

Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with the Fixed Rate Lenders, and mezzanine loan agreements with the Fixed Mezz Lenders, pursuant to which we obtained the Fixed Rate Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Fixed Rate Lenders and the Fixed Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the Fixed Rate Loan. The interest only Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.42%.
We used the aggregate net proceeds from the Loans to partially fund the acquisition of MNR. Principal payments on the Floating Rate Loan and Fixed Rate Loan are not required prior to the end of their respective initial terms, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain stated conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; and (2) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
On September 22, 2022, certain of our subsidiaries entered into a loan agreement with the ILPT Floating Rate Lenders, and a mezzanine loan agreement with the ILPT Floating Rate Mezz Lenders, pursuant to which we obtained ILPT Floating Rate loan, secured by 104 of our properties. The ILPT Floating Rate Loan is comprised of a $1,100,000 mortgage loan and a $135,000 mezzanine loan. Also, on September 22, 2022, we entered into a guaranty in favor of the ILPT Floating Rate Lenders and the ILPT Floating Rate Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the ILPT Floating Rate Loan. The interest only ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. The weighted average interest rate payable under the ILPT Floating Rate Loan as of September 30, 2022 and for the period from September 22, 2022 to September 30, 2022 was 6.18%. For further information on our interest rate caps, see Notes 5 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The agreements governing the Floating Rate Loan, Fixed Rate Loan and the ILPT Floating Rate Loan contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

In connection with the Merger, our consolidated joint venture, in which we own a 61% equity interest, assumed an aggregate $323,432 of former MNR mortgages secured by 11 properties which are owned by this joint venture. These amortizing mortgages require monthly payments of principal and interest until maturity. The value of these mortgages approximated their estimated fair value on the date of acquisition.
As of September 30, 2022, we have an aggregate principal amount of $4,295,842 of debt, including the Floating Rate Loan, Fixed Rate Loan and the ILPT Floating Rate Loan, scheduled to mature between 2022 and 2038.
Since committing to the acquisition of MNR, there have been unanticipated increases in interest rates and uncertainty in real estate market conditions. As a result, the debt financing used to acquire MNR has been more expensive than originally anticipated and it is taking longer than originally expected to complete our long term financing plan for the MNR acquisition. We planned to sell certain properties and to sell additional equity interests in our consolidated joint venture, which would reduce our ownership percentage in that joint venture and raise additional proceeds to reduce our outstanding indebtedness. The current economic conditions have negatively impacted the real estate market and we may not be able to sell properties or additional equity interests in our joint venture as expected or at all.
In July 2022, our consolidated joint venture acquired a property located in Augusta, GA containing 226,000 rentable square feet for a purchase price of approximately $38,053, including acquisition related costs of $53. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years at the time of acquisition. This property was one of two committed MNR property acquisitions at the time of the Merger and was acquired directly by our consolidated joint venture. In September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition.
For further information regarding our investing and financing activities, including our acquisition of MNR, see Notes 2, 4, 5, 9, 10 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidated Joint Venture
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties in 27 states, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties. In July 2022, our consolidated joint venture completed one of the two committed MNR property acquisitions, and in September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition. We control this joint venture and therefore account for the properties on a consolidated basis in our condensed consolidated financial statements.
We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three and nine months ended September 30, 2022. The portion of this joint venture's net loss not attributable to us, or $38,318 and $49,360 for the three and nine months ended September 30, 2022, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor, which is reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. No distributions were made during the three months ended September 30, 2022. We may seek to sell additional equity interests in this joint venture and use the proceeds to reduce our debt. See Notes 1, 2, 9 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this joint venture.
Unconsolidated Joint Venture
As of September 30, 2022 and December 31, 2021, we also owned a 22% interest in an unconsolidated joint venture with 18 properties in 12 states. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $3,297 and $998 for the three months ended September 30, 2022 and 2021, respectively, and $6,634 and $5,455 for the nine months ended September 30, 2022 and 2021, respectively, as equity in earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $1,320 and $660 during the three months ended September 30, 2022 and 2021, respectively, and $3,962 and $1,980, during the nine months ended September 30, 2022 and 2021, respectively. In October 2022, the unconsolidated joint venture made a cash distribution to us of $20,900, including amounts related to a debt financing.
For further information regarding this joint venture, see Notes 2, 5 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect to use payments we may receive from the other investors in our joint ventures in connection with any additional properties we may sell to our joint ventures, equity contributions from any third party investors in our joint ventures or any future joint ventures and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, development or redevelopment efforts. We may also assume mortgage notes in connection with future acquisitions. When the maturities of our debt approach or we desire to reduce our leverage or refinance debt, we intend to explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating or selling equity interests in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
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
During the nine months ended September 30, 2022, we paid quarterly cash distributions to our shareholders totaling $43,821 using existing cash balances. For more information regarding these distributions we paid in 2022, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On October 13, 2022, we declared a quarterly distribution of $0.01 per common share, or approximately $656, to shareholders of record on October 24, 2022. We expect to pay this distribution to our shareholders on or about November 17, 2022 using cash balances. We reduced our quarterly dividend to enhance our liquidity until we complete our long term financing plan for the MNR acquisition and/or our leverage profile otherwise improves.
During the three and nine months ended September 30, 2022 and 2021, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Tenant improvements and leasing costs (1)	$2,302	$1,819	$8,290	$3,083
Building improvements (2)	1,292	1,625	1,778	2,417
Development, redevelopment and other activities (3)	4,980	—	12,351	104
	$8,574	$3,444	$22,419	$5,604
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

As of September 30, 2022, we had estimated unspent leasing related obligations of $25,939.
Debt Covenants (dollars in thousands)
Our principal debt obligations at September 30, 2022 were: (1) $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan secured by 104 of our properties; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture; (3) $700,000 outstanding principal amount of the Fixed Rate Loan secured by 17 our properties; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $310,842 aggregate principal amount of mortgages secured by 11 properties owned by our consolidated joint venture in which we own a 61% equity interest. For further information regarding our indebtedness, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The agreements and related documents governing the ILPT Floating Rate Loan, Floating Rate Loan, Fixed Rate Loan and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of September 30, 2022, we believe that we were in compliance with all of the covenants and other terms under the agreements governing the ILPT Floating Rate Loan, Floating Rate Loan, Fixed Rate Loan and the $650,000 mortgage loan.
Certain of the mortgages we assumed in conjunction with our acquisition of MNR are non-recourse, subject to certain limitations, and do not contain any material financial covenants. The agreements governing the ILPT Floating Rate Loan, Floating Rate Loan, Fixed Rate Loan and the $650,000 mortgage loan contain certain exceptions to the general non-recourse provisions, including our obligation to indemnify the lenders for certain potential environmental losses.
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

Fixed Rate Debt
At September 30, 2022, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 properties in Hawaii)	$650,000	4.31%	$28,015	2029	Monthly
Mortgage notes (17 U.S. Mainland Properties )	700,000	4.42%	30,940	2032	Monthly
Mortgage note (2)	14,074	3.76%	529	2028	Monthly
Mortgage note (2)	5,008	3.77%	189	2030	Monthly
Mortgage note (2)	5,295	3.85%	204	2030	Monthly
Mortgage note (2)	14,793	3.56%	527	2030	Monthly
Mortgage note (2)	13,012	3.67%	478	2031	Monthly
Mortgage note (2)	14,443	4.14%	598	2032	Monthly
Mortgage note (2)	31,517	4.02%	1,267	2033	Monthly
Mortgage note (2)	43,999	4.13%	1,817	2033	Monthly
Mortgage note (2)	26,602	3.10%	825	2035	Monthly
Mortgage note (2)	42,743	2.95%	1,261	2036	Monthly
Mortgage note (2)	46,659	4.27%	1,992	2037	Monthly
Mortgage note (2)	52,697	3.25%	1,713	2038	Monthly
	$1,660,842		$70,354
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

Our $650,000 and $700,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,608.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has recently raised interest rates several times in an effort to combat inflation and may continue to do so. Based on the balance outstanding at September 30, 2022 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $96,452.

Floating Rate Debt
At September 30, 2022, our outstanding floating rate debt consisted of the following:

		Annual	Annual			Interest
	Principal	Interest	Interest			Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity		Due
ILPT Floating Rate Loan	$1,235,000	6.18%	$76,323	2024	(2)	Monthly
Floating Rate Loan	1,400,000	5.62%	78,680	2024	(3)	Monthly
	$2,635,000		$155,003
(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract, as adjusted by our interest rate caps as applicable. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

(2)The ILPT Floating Rate Loan matures in October 2024, subject to three, one year extension options.

(3)The Floating Rate Loan matures in March 2024, subject to three, one year extension options.

At September 30, 2022, our aggregate floating rate debt was $2,635,000, consisting of the $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture and the $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan. The ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 3.93%. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based short term rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR rates, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.40% for the Floating Rate Loan.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2022, excluding the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2022	5.88%	$2,635,000	$155,003	$2.38
One percentage point increase	6.88%	$2,635,000	$181,288	$2.78
(1)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2022.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•Our ability to complete our long term financing plan for the acquisition of MNR,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Changes in global supply chain conditions,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our acquisitions or sales of properties,
•Our ability to compete for tenancies and acquisitions effectively,
•The likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our Hawaii Properties,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt or refinance such debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to expand by selling additional equity interests in our existing, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions,
•Our ability to reduce our leverage,
•Our ability to sell properties for proceeds we target,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our expectations about our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate throughout the remainder of the COVID-19 pandemic and current economic conditions,
•Our ability to maintain sufficient liquidity,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expectation that we benefit from our relationships with RMR,
•Our qualification for taxation as a REIT under the IRC,

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
For example:
•On July 14, 2022, we reduced our quarterly distribution rate to $0.01 per common share to enhance our liquidity. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees considers many factors when setting our distributions to shareholders, including FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Future distributions may remain at this level for an indefinite period or be eliminated. Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules,
•If interest rates continue to increase and general real estate market conditions further deteriorate, the actions we have taken to date may not provide us with sufficient liquidity and our long term financing plan for the MNR acquisition may be further delayed, cost more than expected or not be completed, and we may not have sufficient liquidity absent taking additional action. Further, unanticipated events may require us to expend amounts not currently planned. As a result, we may need to take further action to enhance our liquidity and reduce our leverage. However, we may not be successful in executing any such action or achieving such results,
•We may not resume paying regular quarterly dividends on our common shares at or close to historical levels as or when expected, and the reduction of our quarterly dividend on our common shares may extend for an indefinite period, particularly if our liquidity is not enhanced, our leverage is not reduced or operating results or prospects decline,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Actual costs under our floating rate debt will be higher than the stated rate plus a premium because of fees and expenses associated with the applicable facility,
•Our existing, and any future, derivative contracts we are party to or may enter into may not have the intended or desired beneficial impact, and may expose us to additional risks such as counterparty credit risk and may involve additional costs and our approach to mitigate those risks may not be successful or avoid our incurring losses,
•We may incur additional debt. Additional debt leverage may limit our ability to make acquisitions, pay distributions and pursue other opportunities we may deem desirable. Further, increased leverage may increase our cost of capital,
•We may not be able to obtain replacement financing on desirable terms or otherwise when our debts mature,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to further grow our business by acquiring additional properties. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to the properties we acquired in the MNR acquisition or other properties we may acquire in the future, and these properties may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•The sales of the former MNR properties we anticipated to sell have been delayed due to current market conditions and such sales may not occur, may be further delayed or may be at prices lower than the carrying values,
•We may experience declining rents or incur significant costs when we renew our leases with current tenants or lease our properties to new tenants or when our rents reset at our properties in Hawaii,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, downturn of business or lease termination of a single tenant at these properties,
•Economic conditions in areas where our properties are located may decline in the future. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•We may not be able to maintain good relations with, and continue to be responsive to the needs of, our significant and other tenants,

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2022:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
September 2022	31,455	$7.40	—	$—
Total	31,455	$7.40	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former officers and employees of RMR in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase dates.

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

10.1
Loan Agreement, dated as of September 22, 2022, among certain subsidiaries of the Company, Citi Real Estate Funding Inc., UBS AG New York (1285 Avenue of the Americas) Branch, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.)

10.2
Mezzanine Loan Agreement, dated as of September 22, 2022, among certain subsidiaries of the Company, Citigroup Global Markets Realty Corp., UBS AG New York (1285 Avenue of the Americas) Branch, Bank of America, N.A., Bank of Montreal, and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.)

10.3	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: October 25, 2022

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
Dated: October 25, 2022