Form 10-K
period 2022-12-31
Industrial Logistics Properties Trust
filed 2023-02-14
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38342
INDUSTRIAL LOGISTICS PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2809631
(State of Organization)	(I.R.S. Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: 617-219-1460
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	ILPT	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $907.8 million based on the $14.08 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2022. For purposes of this calculation, an aggregate of 950,316 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 9, 2023: 65,566,363.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•Our ability to complete our long term financing plan for the acquisition of Monmouth Real Estate Investment Corporation, or MNR,
•Our ability to reduce our leverage,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt or refinance such debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to maintain sufficient liquidity,
•Our ability and the ability of the industrial and logistics properties real estate sector and our tenants to operate under unfavorable market and economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, volatility in the public equity and debt markets, geopolitical instability and economic recessions or downturns,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•Our ability to compete for tenancies, the likelihood that our rents will increase when we renew or extend our leases, when we enter new leases, or when our rents reset at our properties in Hawaii,
•The likelihood that our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Changes in global supply chain conditions and emerging technologies,
•Our belief that the industrial and logistics sector and many of our tenants are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our policies and plans regarding investments, financings and dispositions,
•Our acquisitions or sales of properties,
•Our ability to sell properties for proceeds we target,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our ability to sell additional equity interests in our existing, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR,
(i)

•Our qualification for taxation as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the IRC,
•Changes in federal or state tax laws,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•The development, redevelopment or repositioning of our properties, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations, or FFO, attributable to common shareholders, normalized funds from operations, or Normalized FFO, attributable to common shareholders, net operating income, or NOI, cash flows, liquidity and prospects include, but are not limited to:

•The impact of increasing or sustained high interest rates, inflation, labor market challenges, volatility in the public equity and debt markets, unfavorable commercial real estate industry conditions, geopolitical instability and economic recessions or downturns, on us and our tenants,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions or other manmade or natural disasters beyond our control.
For example:
•On July 14, 2022, we reduced our quarterly distribution rate to $0.01 per common share to enhance our liquidity. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees considers many factors when setting our distributions to shareholders, including FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Future distributions may remain at this level for an indefinite period or be eliminated. Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules,
•If interest rates continue to increase or remain high and commercial real estate market conditions further deteriorate or take an extended period to meaningfully improve, the actions we have taken to date may not provide us with sufficient liquidity and our long term financing plan for the MNR acquisition may be further delayed, cost more than expected or not be completed, and we may not have sufficient liquidity absent taking additional action. Further, unanticipated events may require us to expend amounts not currently planned. As a result, we may need to take further action to enhance our liquidity and reduce our leverage. However, we may not be successful in executing any such action or achieving such results,
(ii)

•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including receipt of rents from our tenants, future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful, and we may not be able to sell any additional equity interests in our existing joint ventures at expected prices or at all,
•The sales of the former MNR properties we anticipated to sell have been delayed due to current market conditions and such sales may not occur, may be further delayed or may be at prices lower than the carrying values,
•Actual costs under our floating rate debt will be higher than the stated rate plus a premium because of fees and expenses associated with the applicable facility,
•Our existing, and any future, derivative contracts we are party to or may enter into may not have the intended or desired beneficial impact, and may expose us to additional risks such as counterparty credit risk and may involve additional costs and our approach to mitigate those risks may not be successful or avoid our incurring losses,
•We may incur additional debt. Additional debt leverage may limit our ability to make acquisitions, pay distributions and pursue other opportunities we may deem desirable. Further, increased leverage may increase our cost of capital,
•We may not be able to obtain replacement financing on desirable terms or otherwise when our debts mature,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to acquire properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to further grow our business by acquiring additional properties. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, we might encounter unanticipated difficulties and expenditures relating to properties we may acquire in the future, and these properties may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales may not occur, may be delayed or the terms of such transactions may change,
•We may experience declining rents or incur significant costs when we renew our leases with current tenants or lease our properties to new tenants or when our rents reset at our properties in Hawaii,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, downturn of business or lease termination of a single tenant at these properties,
•Economic conditions in areas where our properties are located may decline. Such circumstances or other conditions may reduce demand for leasing industrial space. If the demand for leasing industrial space is reduced, we may be unable to renew leases with our tenants as leases expire or enter new leases at rental rates as high as expiring rents and our financial results may decline,
•E-commerce retail sales may not continue to grow and increase the demand for industrial and logistics real estate as we currently expect,
•Increasing development of industrial and logistics properties may reduce the demand for, and rents from, our properties,
•We may not achieve or sustain our targeted capitalization rates for properties we acquire and we may incur losses with respect to those acquisitions,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
(iii)

•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties, and we may need to make significant expenditures to lease our properties,
•We may not be able to maintain good relations with, and continue to be responsive to the needs of, our significant and other tenants,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investing and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital or have access on an expedited basis,
•Any existing or possible development, redevelopment or repositioning of our properties may not be successful and may cost more or take longer to complete than we currently expect or than we expected when the project commenced. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our leasing related obligations, development projects and tenant improvements may cost more and may take longer to complete than we currently expect or than we expected when the project commenced, and we may incur increasing amounts for these and similar purposes in the future,
•We may spend more for capital expenditures than we currently expect and we expect to spend more than we have in the past,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may incur extensive costs and may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards, or investors’ expectations, regarding ESG, and
•We believe that our relationships with our related parties, including RMR, The RMR Group Inc., or RMR Inc., and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as economic conditions, including rising or sustained high interest rates and high inflation and economic recessions or downturns, other changes in capital markets, commercial real estate markets or the economy generally, changes in our tenants’ financial conditions, the market demand for leased space, acts of terrorism, war, other hostilities or other geopolitical risks, pandemics or other public health safety events or conditions, natural disasters or climate change and climate related events.
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
(iv)

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
(v)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
2022 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a REIT organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States.
As of December 31, 2022, our portfolio was comprised of 413 consolidated properties that were approximately 99.1% leased to 301 different tenants with a weighted average (by annualized rental revenues) remaining lease term of 9.0 years. The 413 properties consisted of 226 buildings, leasable land parcels and easements containing approximately 16.7 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 187 properties containing approximately 43.3 million rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties. As of December 31, 2022, our 413 consolidated properties included 94 properties we own in a consolidated joint venture in which we own a 61% equity interest.
As of December 31, 2022, our Mainland Properties represented 71.1% of our annualized rental revenues and our Hawaii Properties represented 28.9% of our annualized rental revenues. We define the term annualized rental revenues as used in this Annual Report on Form 10-K as the annualized contractual rents as of December 31, 2022, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
As of December 31, 2022, we also owned a 22% equity interest in an unconsolidated joint venture that owns 18 properties located in 12 states in the mainland United States containing approximately 11.7 million rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 5.6 years.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1460.
Acquisition of Monmouth Real Estate Investment Corporation
On February 25, 2022, we completed the acquisition of MNR pursuant to the merger of MNR with and into one of our wholly owned subsidiaries, or the Merger. MNR’s portfolio included 124 class A, single tenant, net leased, e-commerce focused industrial properties containing approximately 25.7 million rentable square feet and two then committed, but not yet then completed, property acquisitions. In connection with the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including the two committed MNR property acquisitions, one of which was subsequently completed. Our consolidated joint venture subsequently terminated the agreement for the other committed MNR property acquisition.
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
Internal Growth through Rent Resets and Leasing Activity, Fixed Rent Increases in Our Leases and Selective Development. Certain of the leases for our Hawaii Properties provide for rents to be reset to fair market value periodically during the lease terms. Since our predecessors began acquiring our Hawaii Properties in December 2003, our Hawaii Properties have remained over 96% leased, and periodic rent resets, together with lease extensions and new leasing activity following lease expirations at our Hawaii Properties, have resulted in significant rent increases. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for future rent growth as a result of periodic rent resets, lease extensions and new leasing. In addition to the internal rent growth which may result from our rent resets and lease activity at our Hawaii Properties, a majority of the leases at our Mainland Properties and certain leases at our Hawaii Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us.
Since the time, in some cases 40 to 50 years ago, certain of our Hawaii Properties’ leases were originally entered into, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we have sometimes engaged in redevelopment activities to change the character of certain properties in order to increase rents. As our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity in the near term; however, we may undertake such activities on a selective basis. Also, we and our predecessors have sometimes built expansions for tenants at our Mainland Properties in return for lease extensions and rent increases, and we expect to continue such activities. We currently have one Mainland Property under development and may seek to develop additional properties in the future.
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
Our Mainland Properties are currently 99.4% leased. We expect to have opportunities to raise rents or re-lease these properties at higher rental rates as lease expirations at these properties approach. Also, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and when these options are exercised. We regularly confer with tenants at our Mainland Properties to determine if they are interested in our expanding or otherwise improving their leased properties in return for increased rents and extended terms.
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

As of December 31, 2022, we leased 84 properties containing approximately 13.1 million rentable square feet located in 34 states to subsidiaries of FedEx Corporation, or FedEx, with an aggregate carrying value of $2.1 billion, or 39.7% of our gross real estate assets. Tenants representing 1% or more of our total annualized rental revenues as of December 31, 2022 were as follows:

					% of Total
				% of Total	Annualized
		No. of	Leased	Leased	Rental
Tenant	States	Properties	Sq. Ft. (1)	Sq. Ft. (1)	Revenues
FedEx Corporation/ FedEx Ground Package System, Inc.	Various (34 States)	84	13,108,882	22.1%	29.6%
Amazon.com Services, Inc./ Amazon.com Services LLC	AL, IN, OK, SC, TN, VA	8	4,539,084	7.6%	6.7%
Home Depot U.S.A., Inc. (2)	GA, HI, IL	4	3,364,679	5.7%	4.4%
UPS Supply Chain Solutions, Inc.	NH, NY	3	794,313	1.3%	1.6%
Restoration Hardware, Inc.	MD	1	1,194,744	2.0%	1.5%
Servco Pacific, Inc.	HI	7	629,152	1.1%	1.4%
American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722,267	1.2%	1.3%
TD SYNNEX Corporation	OH	2	938,846	1.6%	1.1%
		114	25,292,000	42.6%	47.6%
(1)Leased square feet is pursuant to existing leases as of December 31, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
(2)Includes an executed lease for 2,238,000 square feet in Hawaii that is expected to commence in the second quarter of 2024.
Our Investment Policies
Our target investments include all industrial and logistics buildings in top tier markets. Outside of top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We target estimated capitalization rates of 4.5% to 7% for new investments. If and as market conditions change, or in certain other instances, our target investments and target estimated capitalization rates may change.
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
Also, we may invest in or enter into real estate joint ventures. We currently own a 61% equity interest in a consolidated joint venture, a 22% equity interest in an unconsolidated joint venture, and a 67% tenancy in common interest in one of the properties we acquired as part of the MNR acquisition. In the future, we may invest in or enter into additional real estate joint ventures, or acquire additional properties with the intention of contributing such properties to our existing joint venture, if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or to take advantage of property valuation differences among private and public sources of equity capital.
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
Our Disposition Policies
We generally consider ourselves to be a long term owner of our properties. We expect our decision to sell properties, additional equity interests in our consolidated joint venture or a stake in some of our properties will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:
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
•the benefits we believe we will achieve from selling additional equity interests in our joint ventures or contributing additional properties to our existing joint ventures or any new joint venture;
•the existence of alternative sources, uses or needs for capital;
•the terms of any debt that may secure the property; and
•the tax implications to us and our shareholders of any proposed disposition.
Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies
To qualify for taxation as a REIT under the IRC, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. We expect to repay our debts, invest in our properties or fund acquisitions, developments or redevelopments by utilizing future financing arrangements, selling properties and/or joint venture interests, and issuing equity or debt securities or using retained cash from operations that may exceed distributions paid. We also expect that our operating and investing activities will be financed by rents from tenants at our properties in excess of planned distributions to our shareholders and by using cash on hand and proceeds from any future financing arrangements we may obtain. We will decide when and whether to issue equity or new debt depending primarily upon our success in operating our business and upon market conditions. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Annual Report on Form 10-K and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Our Manager
RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, also serves as an executive vice president, chief financial officer and treasurer of RMR Inc. and an officer and employee of RMR. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.

RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to our existing joint ventures. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our President and Chief Operating Officer, Yael Duffy, and our Chief Financial Officer and Treasurer, Brian E. Donley, are Senior Vice Presidents of RMR. Mr. Donley and other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2022, RMR had nearly 600 full time employees in its headquarters and regional offices located throughout the United States.
Board Diversity
As of December 31, 2022, our Board of Trustees was comprised of seven Trustees, of which five were independent trustees. Our Board of Trustees is comprised of 28.6% women and 14.3% members of underrepresented minorities.
Corporate Sustainability
Our business strategy incorporates a focus on sustainable approaches to operating our properties in a manner that benefits our shareholders, tenants and the communities in which we are located. We seek to have our properties operated in ways that improve the economic performance of their operations, while simultaneously ensuring tenant comfort and safety, managing energy and water consumption, as well as greenhouse gas emissions. Our ESG initiatives are primarily implemented by our manager, RMR, and focus on a complementary set of objectives, including responsible investment, environmental stewardship, investments in human capital, being a responsible corporate citizen and diversity and inclusion. RMR’s annual Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated by reference into this Annual Report on Form 10-K.
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
Segment Information
As of December 31, 2022, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•a non-U.S. shareholder that is a passive foreign investment company or controlled foreign corporation;
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquirer of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 through 2022 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of a regular C corporation, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the tax we paid.

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
•We acquired MNR by merger in 2022. If it is determined that MNR failed to satisfy one or more of the REIT tests described below before its merger into us, the IRS might allow us (including through one of our joint ventures), as successor to MNR, the same opportunity for relief as though we were the remediating REIT. In such case, MNR would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.
•As discussed below, we are invested in real estate through subsidiaries that we believe qualify for taxation as REITs. If it is determined that one of these entities failed to qualify for taxation as a REIT, we may fail one or more of the REIT asset tests. In such case, we expect that we would be able to avail ourselves of the relief provisions described below, but would be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income we earned from this subsidiary.
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
Subsidiary REITs. We indirectly own real estate through subsidiaries that we believe have qualified and will remain qualified for taxation as REITs under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”.
We have joined with our subsidiary REITs in filing protective TRS elections, and we may continue to annually make such elections unless and until our ownership of these subsidiaries falls below 10%. Pursuant to these protective TRS elections, we believe that if one of these subsidiaries is not a REIT for some reason, then that subsidiary would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.

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

Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to federal income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our shares or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
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
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
We may elect to retain, rather than distribute, some or all of our net capital gain and pay income tax on such gain. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT, provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.
Our Acquisition of MNR
In the first quarter of 2022, we acquired MNR in a transaction that was intended to be treated as an asset sale for federal income tax purposes. We believe that MNR qualified for taxation as a REIT for the period prior to the date we acquired it. As a result of this acquisition, one of our joint ventures is generally liable for unpaid taxes, including penalties and interest (if any), of MNR. If MNR is deemed to have lost its qualification for taxation as a REIT prior to the date of our acquisition and no relief is available, we or one of our joint ventures would face the following tax consequences:
•as a successor, we or one of our joint ventures would generally inherit any corporate income tax liabilities of MNR, including penalties and interest;
•we or one of our joint ventures would be subject to tax on the built-in gain on each asset of MNR existing at the time we acquired it if we or one of our joint ventures were to dispose of such an asset during the five-year period following the date that we acquired MNR; and
•we or one of our joint ventures could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by MNR for taxable periods that it did not qualify for taxation as a REIT.
It is unclear whether the IRC provisions that are generally available to remediate REIT compliance failures will be available to us or one of our joint ventures as a successor in respect of any determination that MNR failed to qualify for taxation as a REIT. If and to the extent the remedial provisions are available to us to address MNR’s REIT qualification and taxation for the applicable period prior to or including our acquisition of MNR, we may incur significant cash outlays in connection with the remediation, possibly including (a) required distribution payments to shareholders and associated interest payments to the IRS and (b) tax and interest payments to the IRS and state and local tax authorities. MNR’s failure to have qualified for taxation as a REIT and our efforts to remedy any such failure could have an adverse effect on our results of operations and financial condition.
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
We may elect to retain and pay income taxes on some or all of our net capital gain. In addition, if we so elect by making a timely designation to our shareholders:
(1)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(2)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(3)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and
(4)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

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
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to such a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
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
Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gain in respect of our shares that are held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under this approach, the non-U.S. shareholder would be able to offset as a credit against its resulting U.S. federal income tax liability its proportionate share of the tax paid by us on the undistributed capital gain treated as distributed to the non-U.S. shareholder, and receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder’s actual U.S. federal income tax liability on such deemed distribution. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult its tax advisors regarding taxation of such undistributed capital gain.
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
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or their beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
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
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market, economic and commercial real estate conditions due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic) or other adverse public health safety events or conditions, geopolitical instability (such as the war in Ukraine), and other conditions beyond our control, may have a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
•we have a significant amount of debt outstanding and we are subject to risks related to our debt, including that our debt could negatively impact our operations and our ability to make investments and to pay distributions to our shareholders, our ability to manage our leverage at a level we believe appropriate and to access capital at reasonable costs or at all;
•our long term financing plan for the acquisition of MNR, development or redevelopment projects or potential future acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, current market and economic conditions, including capital market disruptions, rising or sustained high interest rates and high inflation, or otherwise;
•we may be unable to renew our leases when they expire or lease our properties to new tenants without decreasing rents or incurring significant costs or at all;
•our concentration of investments in industrial and logistics properties leased to single tenants and our concentration of properties leased to certain companies may result in us being adversely affected by a downturn in economic conditions or a possible recession and subject us to greater risks of loss than if our properties had more industry sector and tenant diversity;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•our distributions to our shareholders may remain at $0.01 per share for an indefinite period or be eliminated and the form of payment could change;
•our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements or our joint ventures could require us to provide additional capital;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s information technology;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR and others affiliated with them, may create conflicts of interest;
•ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
•we may change our operational, financing and investment policies without shareholder approval; and
•provisions in our declaration of trust, bylaws and other agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals, limit our rights and the rights of our shareholders to take action against our Trustees and officers or limit our shareholders’ ability to obtain a favorable judicial forum for certain disputes.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.

Risks Related to Our Business
We may not be able to sell properties or additional equity interests in our consolidated joint venture as expected or at all to complete our long term financing plan for the acquisition of MNR and reduce our overall leverage.
Since committing to the acquisition of MNR, market interest rates have increased substantially. These increases, together with other adverse economic conditions, including inflation, geopolitical instability (such as the war in Ukraine) and concerns about a potential economic recession, have negatively impacted capital markets and the commercial real estate industry. As a result, the debt financing we used to acquire MNR was more expensive than we originally anticipated, and it is taking longer than we originally expected to complete our long term financing plan for the MNR acquisition, which was to sell certain of our properties and additional equity interests in our consolidated joint venture, thereby reducing our ownership percentage in that joint venture, and to use the proceeds from such sales to repay outstanding debt and reduce our overall leverage. If the current economic and commercial real estate conditions do not meaningfully improve, we may not be able to sell properties or additional equity interests in our consolidated joint venture as expected or at all, which will limit our ability to repay our outstanding debt and reduce our overall leverage and to make acquisitions or investments in our existing properties.
Our ability to sell properties and the prices we receive upon any sale, may be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we have identified for sale, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, industry trends and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with rising interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur. If sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. In addition, our ability to sell our interests in, or sell additional properties to, our existing joint ventures depends on various factors, including the current economic and market conditions, many of which are beyond our control. As a result, we may not succeed in selling properties or interests in our joint venture on favorable terms or at all, and the long term financing plan for the MNR acquisition may take even longer and cost more to complete than currently expected. If our long term financing plan for the MNR acquisition is not completed as expected, our available cash flow to fund working capital, capital expenditures, acquisitions and other business activities may be further reduced, and our business, results of operations and liquidity, and ability to pay distributions to our shareholders, may continue to be adversely affected.
Unfavorable market, economic and commercial real estate conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business may be adversely affected by market, economic and commercial real estate conditions in the U.S. and global economies and/or the local economies in the markets in which our properties are located. Unfavorable market, economic and commercial real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. Because economic conditions in the United States may affect the demand for industrial and logistics space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions have negatively impacted our ability to complete our long term financing plan for the MNR acquisition consistent with our expectations when we committed to that acquisition and to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.
We have a substantial amount of debt and we may incur additional debt.
As of December 31, 2022, our consolidated debt was $4.3 billion and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 69.7%.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments and risks associated with increases and sustained high market interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our costs of capital, limit our ability to incur additional debt in the future and increase our exposure to floating interest rates. Rising interest rates have significantly increased, and may continue to significantly increase, our interest expense. Although we have options to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance the outstanding borrowings with new debt on less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, development or redevelopment projects, refinancing, lease obligations or other purposes and hinder our ability to pay distributions to our shareholders.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements contain financial and/or operating covenants. These covenants may limit our operational flexibility and acquisition and disposition activities. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
In the future, we may obtain additional debt financing, and the covenants and conditions applicable to that debt may be more restrictive than the covenants and conditions that are contained in our existing debt agreements.
Secured debt exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that debt.
We have a substantial amount of debt that is secured by most of the properties that we or our joint ventures own. Secured debt, including mortgage debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Our business depends upon our tenants satisfying their lease obligations to us, which depends, to a large degree, on our tenants’ abilities to successfully operate their businesses.
Our business depends on our tenants satisfying their lease obligations to us. The financial capacities of our tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as rising or sustained high interest rates and high inflation and economic recessions or downturns. In addition, emerging technologies and changes in consumer behaviors could reduce the demand for industrial and logistics space. The failure of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
The majority of our properties are industrial and logistics properties leased to single tenants and we have concentrations of properties leased to certain companies, which may subject us to greater risks of loss than if our properties had more industry sector and tenant diversity.
Our properties are substantially all industrial and logistics properties leased to single tenants. This concentration may expose us to the risk of economic downturns in the industrial and logistics sector to a greater extent than if we were invested in other sectors of the real estate industry. Further, as of December 31, 2022, FedEx leased 39.7% of our gross real estate assets, representing 28.0% of our annual rental income. The value of single tenant properties is materially dependent on the performance of our tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants. In addition, the default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property.
We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Because of the capital many of our single tenants have invested in the properties they lease from us and because many of these properties appear to be of strategic importance to such tenants’ businesses, we believe that it is likely that most of these tenants will renew or extend their leases prior to when they expire. However, economic conditions, including high inflation, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties to new tenants.
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
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors;
•contingencies in our acquisition agreements;
•the availability, terms and cost of debt and equity capital; and
•the extent of our debt leverage.
These risks may limit our ability to grow our business by acquiring additional properties. In addition, we might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination, or our analyses and assumptions for the properties may prove to be incorrect;
•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value; and
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.

We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We currently have one property under development and may seek to develop, redevelop or reposition additional properties, and, as a result, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all. Recent supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits, have resulted in increased costs for materials, other goods and labor, including construction materials, and some delays in construction activities, and these conditions may continue and worsen. These risks could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, decreased demand for industrial and logistics space, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
We face significant competition.
We face significant competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. In addition, the continuing strong demand for industrial and logistics properties has encouraged new development of these properties. If the development of new industrial and logistics properties exceeds the increase in demand for these properties, our existing properties may be unable to successfully compete for tenants with newer developed buildings and our income and the values of our properties may decline. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
We also face competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. We believe that the rapid growth in e-commerce sales will continue to result in strong demand and increase the competition for industrial real estate. Some of our competitors may have greater financial and other resources than us, and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants and guarantors and the extent of leverage used in their capital structure. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
REIT distribution requirements and limitations on our ability to access capital at reasonable costs or at all may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, rising or sustained high interest rates and other market conditions, and we have recently experienced these challenges with respect to our long term financing for the MNR acquisition. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Increases in market interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
Recent increases in market interest rates have significantly increased our interest expense. In response to significant and prolonged increases in inflation over the past year, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022 and has announced an expectation that interest rates will continue to rise. The timing, number and amount of any future interest rate increases, and the duration that those increased rates will be in effect, are uncertain. Interest rate increases may materially and negatively affect us in several ways, including:

•investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates, and our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until we complete our long term financing plan for the MNR acquisition and/or our leverage profile otherwise improves. If market interest rates continue to rise or remain at elevated levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•amounts outstanding under certain of our debt require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to pay distributions to our shareholders. Additionally, we cannot be sure that our current or any future interest rate risk hedges will be effective or that our hedging counterparties will meet their obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase or remain at elevated levels, real estate transaction volumes often slow due to increased borrowing costs, which the commercial real estate market is currently experiencing, and property investors often demand higher capitalization rates and that causes property values to decline. Increases in or continued elevated levels of interest rates could lower the value of our properties and cause the value of our securities to decline.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We have purchased interest rate caps for certain of our debt, and we may continue to use similar or other derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances, as well as to increase our exposure to floating interest rates. There can be no assurance that any such hedging arrangements will have the desired beneficial impact, or that we will be able to purchase additional interest rate caps or similar or other derivatives in the future cost effectively or at all. Such arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our shareholders. The REIT provisions of the IRC may limit our ability to utilize advantageous hedging techniques or cause us to implement some hedges through a TRS, which could further reduce our overall returns. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.
A significant number of our properties are located on the island of Oahu, Hawaii, and we are exposed to risks as a result of this geographic concentration.
A significant number of our properties are located on the island of Oahu, Hawaii. This geographic concentration creates risks. For example, Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, as well as possible sea rise as a result of climate change, which could cause damage to our properties, affect our Hawaii tenants’ abilities to pay rent to us and cause the values of our properties and our securities to decline. Further, the operating results and values of our Hawaii Properties are impacted by local market conditions, including a downturn in economic conditions in this area or a possible recession as a result of current inflationary conditions or otherwise, as well as possible government action that may limit our ability to increase rents.
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with. Further, our debt agreements contain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law.
While our leases generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. As of December 31, 2022, we had reserved approximately $6.9 million for potential environmental liabilities arising at our properties. We may incur substantial liabilities and costs for environmental matters.
We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are party to joint ventures with institutional investors, and we may in the future sell or contribute additional properties to, or acquire, develop or recapitalize properties in our existing or any future joint ventures. Our participation in joint ventures is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint ventures and any property owned by the joint ventures;
•we may need to contribute additional capital in order to preserve, maintain or grow the joint ventures and their investments;
•joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease, relet or operate properties owned by the joint ventures;
•our ability to sell our interest in, or sell additional properties to, the joint ventures or the joint ventures’ ability to sell additional interests of, or properties owned by, the joint ventures when we so desire are subject to the approval rights of the other joint venture investors under the terms of the agreements governing the joint ventures;
•joint venture investors may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT; and
•disagreements with joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. Further, these, similar, enhanced or additional risks, including possible mandatory capital contribution requirements, may apply to any future additional or amended joint ventures.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
Our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
Changes in global supply chain conditions and emerging technologies may result in reduced demand for industrial and logistics properties.
The global economy, including the U.S. economy, recently experienced supply chain disruptions due to a multitude of factors that are beyond our control, and these supply chain challenges have reduced the availability of goods and materials, caused price inflation and increased the time from order to receipt of goods and materials. In addition, increasing market and government concerns about climate change may cause changes in the process for manufacturing, producing and transporting of goods and materials. Market and governmental actions taken in response to these conditions may result in reduced transporting of goods and lower demand for industrial and logistics properties. For example, if increased onshoring of manufacturing to countries where the goods or materials are consumed, decreased global trade and increased localization of commercial ecosystems occur, there may be reduced volume of, and travel distance for, transporting goods, which may reduce demand for our properties. In addition, emerging technologies could reduce the demand for industrial and logistics properties. For example, if 3D printing technology, which allows for more localized manufacture and production of products, expands and gains wide market acceptance, the demand for transporting and storing goods at our properties may decrease and other technological changes could be developed and adopted in the future that have a similar effect. If so, our properties may decline in value and our business, operations and financial condition could be adversely impacted.
Our quarterly cash distribution rate on our common shares is currently $0.01 per share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
During 2022, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share to enhance our liquidity until we complete our long term financing plan for the MNR acquisition and/or our leverage profile otherwise improves, subject to applicable REIT tax requirements. However:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as rising or sustained high interest rates and high inflation and economic recessions or downturns, on our business, results of operations and liquidity; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO attributable to common shareholders, our Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
RMR relies on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR relies on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s or other third parties’ information technology networks and systems or operations. Although much of RMR’s staff returned to its offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than it experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s ability to maintain the security, proper function and availability of its information technology and systems since remote working by its employees could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure by RMR or other third party vendors to maintain the security, proper function and availability of RMR’s information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There is an increasing focus from investors, tenants and other stakeholders and regulators concerning corporate sustainability. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. In July 2022, RMR announced its zero emissions goal pursuant to which it has pledged to reduce its scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with ESG policies or third party expectations or demands.
Risks Related to Our Relationships with RMR
We are dependent upon RMR to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our management agreements with RMR. Our ability to achieve our business objectives depends on RMR and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.
RMR has broad discretion in operating our day to day business.
Our manager, RMR, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR and RMR’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of those Nasdaq listed companies.
Matthew Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer and employee of RMR, and Yael Duffy, our President and Chief Operating Officer, and Brian Donley, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Mr. Jordan is also a managing trustee of Seven Hills Realty Trust, or SEVN, and Mr. Donley is also the chief financial officer and treasurer of Service Properties Trust, or SVC. Messrs. Portnoy, Jordan and Donley and Ms. Duffy have duties to RMR, Mr. Jordan has duties to SEVN and Mr. Donley has duties to SVC, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests. Our executive officers may also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR or its subsidiaries, including our existing and any future joint ventures. We cannot be sure that our Code of Conduct or our governance guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.

Our management agreements with RMR were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR.
The terms of our management agreements with RMR automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
Our management arrangements with RMR may discourage a change of control of us.
Our management agreements with RMR have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR a substantial termination fee. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.

Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our declaration of trust and indemnification agreements require us to indemnify to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions that some shareholders may believe are not in our best interest.
Disputes with RMR may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to those asserting claims than in-court litigation.
Our agreements with RMR provide that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against RMR if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or other agents.
Our bylaws currently provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (3) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, manager or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to pay distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to pay distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In fact, the Hawaii state legislature passed a bill in 2019 that would have eliminated the dividends paid deduction afforded to REITs under Hawaii tax laws and otherwise required REITs to either file a composite tax return or pay withholding tax attributable to distributions to non-Hawaii resident shareholders. While that bill was ultimately vetoed by the governor of Hawaii, similar legislation has been reintroduced from time to time in subsequent legislative sessions.
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
We may incur adverse tax consequences as a result of our acquisition of MNR.
As a successor to MNR, we or one of our joint ventures may face liability stemming from the tax liabilities (including penalties and interest) of MNR and its subsidiaries. These liabilities and our efforts to remedy any tax dispute relating to these acquired entities could have a material adverse effect on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, our portfolio was comprised of 413 consolidated properties located in 39 states containing approximately 60.0 million rentable square feet, including 226 buildings, leasable land parcels and easements located on the island of Oahu, Hawaii containing approximately 16.7 million rentable square feet and 187 properties located in 38 other states containing approximately 43.3 million rentable square feet. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of which own buildings and operate their businesses on our lands. As of December 31, 2022, our 413 consolidated properties included 94 properties that we own in a consolidated joint venture in which we own 61% equity interest. As of December 31, 2022, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states containing approximately 11.7 million rentable square feet.

The following table provides certain information about our consolidated properties as of December 31, 2022 (dollars in thousands):

		Undepreciated	Depreciated
	Number of	Carrying	Carrying
State	Properties	Value (1)	Value (1)	Encumbrances (2)
Alabama	4	$126,874	$123,291	$94,236
Arizona	1	31,518	30,386	4,240
Arkansas	1	4,385	3,695	23,500
Colorado	7	78,541	71,947	88,170
Connecticut	3	21,786	18,054	19,533
Florida	15	360,539	349,814	296,191
Georgia	8	393,679	385,449	188,604
Hawaii	226	635,949	610,720	862,930
Idaho	1	5,182	4,287	31,269
Illinois	11	129,877	125,742	5,480
Indiana	9	347,503	331,335	92,705
Iowa	4	30,098	21,501	239,156
Kansas	5	136,703	132,766	97,695
Kentucky	4	113,030	109,170	89,435
Louisiana	3	44,033	40,718	31,096
Maryland	2	106,576	91,912	108,690
Michigan	5	166,160	155,294	98,240
Minnesota	3	32,160	29,067	33,296
Mississippi	4	91,121	88,699	53,421
Missouri	7	70,898	67,232	30,138
Nebraska	2	17,959	16,061	111,507
Nevada	2	36,648	31,387	3,180
New Hampshire	1	49,213	44,595	19,130
New Jersey	4	214,969	200,523	72,550
New York	5	77,899	72,956	137,799
North Carolina	6	175,732	171,520	43,330
North Dakota	1	3,923	3,285	70,203
Ohio	20	447,453	418,033	328,108
Oklahoma	6	101,791	98,929	81,451
Pennsylvania	3	54,049	52,737	33,985
South Carolina	10	307,464	282,813	297,620
South Dakota	1	17,402	15,822	18,750
Tennessee	6	183,996	167,293	181,218
Texas	11	305,556	298,710	204,088
Utah	2	22,825	21,271	24,490
Vermont	1	48,563	47,627	104,689
Virginia	6	123,552	108,697	40,965
Washington	1	31,352	30,800	12,691
Wisconsin	2	29,150	28,503	16,581
Total	413	$5,176,108	$4,902,641	$4,290,363
(1)Excludes the value of real estate related intangibles.
(2)Certain of our consolidated properties are encumbered by mortgage debts. For purposes of this table, the total principal balance of a mortgage debt that is secured by certain of our properties is allocated among such properties based on each property’s investment balance.

For more information regarding our mortgages and our joint ventures, see Notes 3, 5, 6, 9, 10, and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 9, 2023, there were 1,811 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2022:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	of Programs	Programs
October 2022	144	$5.60	—	$—
December 2022	415	3.27	—	$—
Total	559	$3.87	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee and a former officer and employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 5 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2022, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet located on the island of Oahu, Hawaii, and 187 properties containing approximately 43,254,000 rentable square feet located in 38 other states. As of December 31, 2022, our 413 consolidated properties included 94 properties that we own in a consolidated joint venture in which we own a 61% equity interest. As of December 31, 2022, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states in the mainland United States containing approximately 11,726,000 rentable square feet that were 100% leased with an average (by annualized rental revenues) remaining lease term of 5.6 years.

During 2022, our consolidated properties generated increased rental income and net operating income as compared to the prior year as a result of strong demand for e-commerce focused industrial properties and our acquisition of MNR. Our leasing activity for new and renewal leases in 2022 resulted in a 64% year-over-year increase in contractual rents. As of December 31, 2022, our consolidated properties were approximately 99.1% leased (based on rentable square feet) to 301 different tenants with a weighted average remaining lease term (based on annualized rental revenues) of approximately 9.0 years.
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate since the beginning of 2022 and has signaled that further increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to, and would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
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
In connection with the closing of the Merger, we entered into a $1,385,158 interest only bridge loan facility secured by 109 of our properties, or the Bridge Loan. The Bridge Loan was scheduled to mature in February 2023 and required that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 2.92%. We also entered into a $700,000 interest only fixed rate commercial mortgage backed securities, or CMBS, loan secured by 17 of our properties, or the Fixed Rate Loan. The Fixed Rate loan matures in March 2032 and requires that interest be paid at a weighted average annual fixed rate of 4.42%.
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. In connection with the transaction, the joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties and entered into a $1,400,000 interest only floating rate CMBS loan secured by 82 of our properties, or the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. During the year ended December 31, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor.
In July 2022, our consolidated joint venture acquired a property located in Augusta, Georgia containing 226,000 rentable square feet for a purchase price of approximately $38,053, including acquisition related costs of $53. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years at the time of acquisition. This property was one of two committed MNR property acquisitions at the time of the Merger and was acquired directly by our consolidated joint venture. In September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition.
In September 2022, we entered into a $1,235,000 interest only loan, comprised of a $1,100,000 mortgage loan and a $135,000 mezzanine loan, secured by 104 of our properties, or the ILPT Floating Rate Loan. The ILPT Floating Rate Loan matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. We repaid the Bridge Loan in full on September 22, 2022 with cash on hand and proceeds from the ILPT Floating Rate Loan.
As of December 31, 2022, we also own an interest in an unconsolidated joint venture that owns 18 properties. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option. During the years ended December 31, 2022 and 2021, we recorded the change in the fair value of our investment in the unconsolidated joint venture of $7,078 and $40,918, respectively, as equity in earnings of unconsolidated joint venture in our consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $25,742 and $2,640 during the years ended December 31, 2022 and 2021, respectively. For more information regarding the unconsolidated joint venture and the use of the equity method for that joint venture, see Notes 2, 3, 5, 6, 9, 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
For more information regarding our investing and financing activities, see elsewhere in this Annual Report on Form 10-K, including “Business—Our Company”, “Business—Our Investment Policies” and “Business—Our Disposition Policies” in Part I, Item 1 of this Annual Report on Form 10-K, “Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” below and Notes 3 and 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Property Operations
Occupancy data for our properties as of December 31, 2022 and 2021 were as follows:

	All Properties		Comparable Properties (1)
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Total properties	413	288	286	286
Total rentable square feet (in thousands) (2)	59,983	33,991	33,655	33,634
Percent leased (3)	99.1%	99.2%	99.1%	99.2%
(1)Consists of properties that we owned continuously since January 1, 2021 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of December 31, 2022, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rates per square foot, as defined below, for our properties for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Average effective rental rates per square foot leased: (1)
All properties	$7.01	$6.58
Comparable properties (2)	$6.47	$6.32
(1)Average effective rental rates per square foot leased represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since January 1, 2021 and excludes 18 properties owned by an unconsolidated joint venture in which we own a 22% equity interest.

During the year ended December 31, 2022, we entered into new and renewal leases as summarized in the following tables:

	Year Ended December 31, 2022
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	3,664	3,917	7,581
Weighted average rental rate change (by rentable square feet)	109.3%	22.4%	64.4%
Weighted average lease term by square feet (years)	22.9	6.9	14.6
Total leasing costs and concession commitments (1)	$9,732	$10,602	$20,334
Total leasing costs and concession commitments per square foot (1)	$2.66	$2.71	$2.68
Total leasing costs and concession commitments per square foot per year (1)	$0.12	$0.39	$0.18
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

During the year ended December 31, 2022, we completed rent resets for approximately 230,000 square feet of land at our Hawaii Properties at rental rates that were approximately 36.2% higher than the prior rental rates.
As shown in the table below, approximately 4.2% of our total leased square feet and 4.2% of our total annualized rental revenues as of December 31, 2022 are included in leases scheduled to expire by December 31, 2023. As of December 31, 2022, our lease expirations by year were as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %		Annualized	% of Total
		Leased	Leased	of Total	Annualized	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2023	38	2,507	4.2%	4.2%	$17,879	4.2%	4.2%
2024	48	4,710	7.9%	12.1%	32,183	7.6%	11.8%
2025	34	4,800	8.1%	20.2%	27,784	6.6%	18.4%
2026	24	3,549	6.0%	26.2%	23,225	5.5%	23.9%
2027	39	8,924	15.0%	41.2%	53,099	12.5%	36.4%
2028	29	5,143	8.7%	49.9%	36,157	8.5%	44.9%
2029	17	3,428	5.8%	55.7%	16,814	4.0%	48.9%
2030	15	2,334	3.9%	59.6%	19,397	4.6%	53.5%
2031	16	3,265	5.5%	65.1%	25,653	6.1%	59.6%
2032	39	4,112	6.9%	72.0%	40,310	9.5%	69.1%
Thereafter	100	16,648	28.0%	100.0%	131,267	30.9%	100.0%
Total	399	59,420	100%		$423,768	100%

Weighted average remaining lease term (in years)		8.6			9.0
(1)Leased square feet is pursuant to existing leases as of December 31, 2022 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

As of December 31, 2022, subsidiaries of FedEx and subsidiaries of Amazon.com, Inc. leased 22.1% and 7.6% of our total leased square feet, respectively, and represented 29.6% and 6.7% of our total annualized rental revenues, respectively.
Mainland Properties. As of December 31, 2022, our Mainland Properties represented approximately 71.1% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of December 31, 2022, our Hawaii Properties represented approximately 28.9% of our annualized rental revenues. As of December 31, 2022, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.

The following chart shows the annualized rental revenues as of December 31, 2022 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of December 31, 2022
Scheduled to Reset
2023	$1,824
2024	1,273
2025	831
2026	1,307
2027	781
2028 and thereafter	17,105
Total	$23,121
As of December 31, 2022, $17,879, or 4.2%, of our annualized rental revenues are included in leases scheduled to expire by December 31, 2023 and 0.9% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2022	2021	Change	Change	2022	2021	Change	2022	2021	Change	Change

Rental income	216,014	210,113	$5,901	2.8%	$172,137	$9,761	$162,376	$388,151	$219,874	$168,277	76.5%

Operating expenses:
Real estate taxes	29,913	28,961	952	3.3%	20,711	1,173	19,538	50,624	30,134	20,490	68.0%
Other operating expenses	18,273	17,610	663	3.8%	12,582	1,068	11,514	30,855	18,678	12,177	65.2%
Total operating expenses	48,186	46,571	1,615	3.5%	33,293	2,241	31,052	81,479	48,812	32,667	66.9%

Net operating income (3)	$167,828	$163,542	$4,286	2.6%	$138,844	$7,520	$131,324	306,672	171,062	135,610	79.3%

Other expenses:
Depreciation and amortization								160,982	50,598	110,384	218.2%
General and administrative								32,877	16,724	16,153	96.6%
Acquisition and other transaction related costs								586	1,132	(546)	(48.2)%
Loss on impairment of real estate								100,747	—	100,747	—%
Total other expenses								295,192	68,454	226,738	N/M
Interest and other income								2,663	—	2,663	N/M
Interest expense								(280,051)	(35,625)	(244,426)	N/M
(Loss) gain on sale of real estate								(10)	12,054	(12,064)	(100.1)%
Loss on equity securities								(5,758)	—	(5,758)	N/M
Loss on early extinguishment of debt								(22,198)	—	(22,198)	N/M
(Loss) income before income tax expense and equity in earnings of unconsolidated joint venture								(293,874)	79,037	(372,911)	N/M
Income tax expense								(45)	(273)	228	(83.5)%
Equity in earnings of unconsolidated joint venture								7,078	40,918	(33,840)	(82.7)%
Net (loss) income								(286,841)	119,682	(406,523)	N/M
Net loss attributable to noncontrolling interest								60,118	—	60,118	N/M
Net (loss) income attributable to common shareholders								$(226,723)	$119,682	$(346,405)	N/M

Weighted average common shares outstanding - basic								65,248	65,169	79	0.1%
Weighted average common shares outstanding - diluted								65,248	65,211	37	0.1%

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders								—	$—	(5.30)	N/M
N/M - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2021 and excludes properties owned by an unconsolidated joint venture.
(2)Consists of 133 properties including (i) properties we acquired during the period from January 1, 2021 to December 31, 2022, including 94 properties we contributed to a consolidated joint venture in which we own a 61% equity interest, and (ii) 18 properties we sold in December 2021 to an unconsolidated joint venture in which we own a 22% equity interest.
(3)See our definition of NOI and our reconciliation of net (loss) income to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a comparison of consolidated results for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Rental income. The increase in rental income is primarily a result of our acquisition and disposition activities, which includes our acquisition of MNR. Rental income increased at certain of our comparable properties primarily due to increases from leasing activity and rent resets and a $3,428 write off of capitalized below market lease value related to a terminated lease in the 2022 period. Rental income includes non-cash straight line rent adjustments of $11,538 and $7,263 for the 2022 and 2021 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $4,544 and $781 for the 2022 and 2021 periods, respectively.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition and disposition activities.
Other operating expenses. The increase in other operating expenses is primarily due to our acquisition and disposition activities. Other operating expenses at certain of our comparable properties increased primarily due to increases in insurance, repairs and maintenance and snow removal expenses in the 2022 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition and disposition activities in the 2022 period.
General and administrative. The increase in general and administrative expenses is primarily due to an increase in business management fees as a result of our net acquisition activity in the 2022 period.
Acquisition and other transaction related costs. Acquisition and other transaction related costs primarily consist of costs related to potential acquisition and disposition activities that were not completed.
Loss on impairment of real estate. We recorded a $100,747 loss on impairment of real estate in the 2022 period to reduce the carrying value of 25 properties we reclassified from held for sale to held and used in June 2022 to their estimated fair values.
Interest and other income. The increase in interest and other income is primarily due to interest earned on higher invested cash balances during the 2022 period as compared to the 2021 period and distributions we received on certain equity securities we held during the 2022 period.
Interest expense. The increase in interest expense is due to higher average interest rates and higher average outstanding debt balances in the 2022 period as compared to the 2021 period, primarily related to our acquisition of MNR.
Loss (gain) on sale of real estate. Loss (gain) on sale of real estate in the 2021 period represents a net gain from the sale of six properties to an unconsolidated joint venture and a net gain from the sale of a portion of a land parcel as a result of an eminent domain taking.
Loss on equity securities. Loss on equity securities in the 2022 period represents the realized loss of $5,758 on the sale of certain equity securities we acquired as part of our acquisition of MNR.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to our write off of unamortized costs related to the repayment of the Bridge Loan in September 2022 and the termination of our unsecured revolving credit facility in February 2022.
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
Net (loss) income attributable to common shareholders per common share - basic and diluted. The increase in net loss attributable to common shareholders per common share for the 2022 period compared to the net income attributable to common shareholders per share for the 2021 period reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including NOI, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

The following table presents the reconciliation of net (loss) income to NOI for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021
Reconciliation of Net (Loss) Income to NOI:
Net (loss) income	$(286,841)	$119,682
Equity in earnings of unconsolidated joint venture	(7,078)	(40,918)
Income tax expense	45	273
(Loss) income before income tax expense and equity in earnings of unconsolidated joint venture	(293,874)	79,037
Loss on early extinguishment of debt	22,198	—
Loss on equity securities	5,758	—
Loss (gain) on sale of real estate	10	(12,054)
Interest expense	280,051	35,625
Interest and other income	(2,663)	—
Loss on impairment of real estate	100,747	—
Acquisition and other transaction related costs	586	1,132
General and administrative	32,877	16,724
Depreciation and amortization	160,982	50,598
NOI	$306,672	$171,062

NOI:
Hawaii Properties	$85,145	$82,436
Mainland Properties	221,527	88,626
NOI	$306,672	$171,062
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding loss on impairment of real estate, any gain or loss on sale of real estate, equity in earnings of unconsolidated joint venture and any realized and unrealized gains or losses on equity securities, plus real estate depreciation and amortization of consolidated properties and our proportionate share of FFO of the unconsolidated joint venture properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for the unconsolidated joint venture, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Reconciliation of Net (Loss) Income Attributable to Common Shareholders to FFO Attributable to Common Shareholders and Normalized FFO Attributable to Common Shareholders:
Net (loss) income attributable to common shareholders	$(226,723)	$119,682
Depreciation and amortization	160,982	50,598
Equity in earnings of unconsolidated joint venture	(7,078)	(40,918)
Loss on equity securities	5,758	—
Share of FFO from unconsolidated joint venture	6,406	4,823
Loss on impairment of real estate	100,747	—
(Gain) loss on sale of real estate	10	(12,054)
FFO adjustments attributable to noncontrolling interest	(38,695)	—
FFO attributable to common shareholders	1,407	122,131
Loss on early extinguishment of debt	22,198	—
Acquisition, transaction related and certain other financing costs (1)	80,992	1,132
Normalized FFO adjustments attributable to noncontrolling interest	(28,379)	—
Normalized FFO attributable to common shareholders	$76,218	$123,263

Weighted average common shares outstanding - basic	65,248	65,169
Weighted average common shares outstanding - diluted	65,248	65,211

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.02	$1.87
Normalized FFO attributable to common shareholders	$1.17	$1.89
(1) Amount for the year ended December 31, 2022 primarily includes certain debt issuance costs recorded as interest expense related to the Bridge Loan and other transaction related costs expensed under GAAP.
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of December 31, 2022, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 78.3% of our annualized rental revenues and only 4.2% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.

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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents and restricted cash at beginning of period	$29,397	$22,834
Net cash provided by (used in):
Operating activities	83,251	110,650
Investing activities	(3,445,869)	22,875
Financing activities	3,474,001	(126,962)
Cash and cash equivalents and restricted cash at end of period	$140,780	$29,397
The decrease in net cash provided by operating activities for the year ended December 31, 2022 compared to the prior year is primarily due to higher interest expense, partially offset by our acquisition of MNR. The change from net cash provided by investing activities in the 2021 period to net cash used by investing activities in the 2022 period is primarily due to our acquisition of MNR during the 2022 period as compared to the sale of six properties to an unconsolidated joint venture, partially offset by our acquisition of five properties, in the 2021 period. The change from net cash used in financing activities in the 2021 period to net cash provided by financing activities in the 2022 period was primarily due to the net borrowings and sale of joint venture equity interests used to finance our acquisition of MNR in the 2022 period.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention, our ability to successfully acquire, develop and operate properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on certain of our financial metrics and debt covenants. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, but we may conduct construction or redevelopment activities on our properties.

As of December 31, 2022, we had cash and cash equivalents of $48,261. To maintain our qualification for taxation as a REIT under the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders. On July 14, 2022, we announced that we reduced our quarterly cash distribution rate on our common shares to $0.01 per share to enhance our liquidity until we complete our long term financing plan for the MNR acquisition and/or our leverage profile otherwise improves, and we expect the distributions made to our common shareholders in 2022 will satisfy the minimum amounts required for us to remain a REIT for federal income tax purposes.

On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with a group of institutional lenders, or the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the interest rate premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points in the premium. We also purchased an interest rate cap through March 2024 with a SOFR strike rate equal to 3.40%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% as of both December 31, 2022 and February 9, 2023, and was 6.10% for the period from February 25, 2022 to December 31, 2022.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the Bridge Lenders, and a mezzanine loan agreement with an institutional lender, or the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the Bridge Loan. The Bridge Loan was scheduled to mature in February 2023 and required that interest only be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. We also purchased an interest rate cap with a SOFR strike rate equal to 2.70%. We repaid the Bridge Loan in full on September 22, 2022 with cash on hand and proceeds from the ILPT Floating Rate Loan. During the year ended December 31, 2022, we recorded a $22,231 loss on early extinguishment of debt to write off unamortized costs related to the Bridge Loan and related interest rate cap. The weighted average annual interest rate payable under the Bridge Loan was 4.24% for the period from February 25, 2022 to September 22, 2022.

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
We used the aggregate net proceeds from the Loans to partially fund the acquisition of MNR. Principal payments on the Floating Rate Loan and Fixed Rate Loan are not required prior to the end of their respective initial terms, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; and (2) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
On September 22, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the ILPT Floating Rate Lenders, and a mezzanine loan agreement with a separate group of institutional lenders, or the ILPT Floating Rate Mezz Lenders, pursuant to which we obtained ILPT Floating Rate Loan, secured by 104 of our properties. Also, on September 22, 2022, we entered into a guaranty in favor of the ILPT Floating Rate Lenders and the ILPT Floating Rate Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the ILPT Floating Rate Loan. The interest only ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. Subject to the satisfaction of certain conditions, we have the option: (1) to prepay up to $247,000 of the ILPT Floating Rate Loan at par with no premium; and (2) to prepay the balance of the ILPT Floating Rate Loan in full or in part at any time, subject to a premium, and beginning in October 2023, without a premium. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18% as of both December 31, 2022 and February 9, 2023 and for the period from September 22, 2022 to December 31, 2022.

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

As of December 31, 2022, we had an aggregate principal amount of $4,290,363 of debt, including the Floating Rate Loan, Fixed Rate Loan and the ILPT Floating Rate Loan, scheduled to mature between 2023 and 2038.
Since committing to the acquisition of MNR, there have been unanticipated increases in interest rates and uncertainty and negative conditions in the commercial real estate market. As a result, the debt financing used to acquire MNR has been more expensive than originally anticipated and it is taking longer than originally expected to complete our long term financing plan for the MNR acquisition. We planned to sell certain properties and to sell additional equity interests in our consolidated joint venture, which would reduce our ownership percentage in that joint venture and raise additional proceeds to reduce our outstanding indebtedness. The current economic conditions have negatively impacted the real estate market and we may not be able to sell properties or additional equity interests in our consolidated joint venture as expected or at all.
In July 2022, our consolidated joint venture acquired a property located in Augusta, Georgia containing 226,000 rentable square feet for a purchase price of approximately $38,053, including acquisition related costs of $53, using cash on hand. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years at the time of acquisition. This property was one of two committed MNR property acquisitions at the time of the Merger and was acquired directly by our consolidated joint venture. In September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition.
For more information regarding our investing and financing activities, including our acquisition of MNR, see Notes 2, 3, 5, 6, 9, 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Consolidated Joint Venture
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 of the acquired MNR properties in 27 states, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% noncontrolling equity interest in the joint venture from us for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. The joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt on certain of the properties. In July 2022, our consolidated joint venture completed one of the two committed MNR property acquisitions, and in September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition. We control this joint venture and therefore account for the properties on a consolidated basis in our consolidated financial statements in accordance with GAAP.
We recognized a 39% noncontrolling interest in our consolidated financial statements for the year ended December 31, 2022. The portion of this joint venture's net loss not attributable to us, or $60,067 for the year ended December 31, 2022, is reported as noncontrolling interest in our consolidated statements of comprehensive income (loss). During the year ended December 31, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor, which is reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated balance sheets. We may seek to sell additional equity interests in this joint venture and use the net proceeds to reduce our debt.
For more information regarding this joint venture, see Notes 3, 5, 6, 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Unconsolidated Joint Venture
As of December 31, 2022 and December 31, 2021, we also owned a 22% equity interest in an unconsolidated joint venture with 18 properties in 12 states. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $7,078 and $40,918 for the years ended December 31, 2022 and 2021, respectively, as equity in earnings of unconsolidated joint venture in our consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $25,742 and $2,640 during the years ended December 31, 2022 and 2021, respectively.
For more information regarding this joint venture, see Notes 3, 5, 6 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We expect to use proceeds we may receive from the other investors in our joint ventures in connection with any additional properties we may sell to our joint ventures, equity contributions from any third party investors in our joint ventures or any future joint ventures and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, developments and redevelopments. We may also assume mortgage notes in connection with future acquisitions. When the maturities of our debt approach or we desire to reduce our leverage or refinance debt, we intend to explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating or selling equity interests in joint ventures or selling properties. We currently expect to maintain a shelf registration statement that allows us to issue public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
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
During the year ended December 31, 2022, we paid quarterly cash distributions to our shareholders totaling $44,477 using cash balances. For more information regarding the distributions we paid during 2022, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 12, 2023, we declared a regular quarterly distribution of $0.01 per common share, or approximately $656, to shareholders of record on January 23, 2023. We expect to pay this distribution to our shareholders on or about February 16, 2023 using cash balances.
During the years ended December 31, 2022 and 2021, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2022	2021
Tenant improvements and leasing costs (1)	$12,659	$5,819
Building improvements (2)	3,999	3,732
Development, redevelopment and other activities (3)	13,673	660
	$30,331	$10,211
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

As of December 31, 2022, we had estimated unspent leasing related obligations of $25,547, of which $9,706 is expected to be spent during the next 12 months.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of December 31, 2022 were: (1) $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan secured by 104 of our properties; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture; (3) $700,000 outstanding principal amount of the Fixed Rate Loan secured by 17 our properties; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $305,363 aggregate principal amount of mortgages secured by 11 properties owned by our consolidated joint venture in which we own a 61% equity interest.

The agreements and related documents governing the ILPT Floating Rate Loan, Floating Rate Loan, Fixed Rate Loan and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of December 31, 2022, we believe that we were in compliance with all of the covenants and other terms under the agreements governing the ILPT Floating Rate Loan, Floating Rate Loan, Fixed Rate Loan and the $650,000 mortgage loan.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our other filings with the SEC, including our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2022. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. RMR’s annual Sustainability Report summarizes the ESG initiatives of RMR and its client companies, including us. RMR's Sustainability Report may be accessed on RMR Inc.'s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated into this Annual Report on Form 10-K.
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

Floating Rate Debt
At December 31, 2022, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
ILPT Floating Rate Loan	$1,235,000	6.18%	$77,383	2024	Monthly
Floating Rate Loan	$1,400,000	6.17%	$87,580	2024	Monthly
	$2,635,000		$164,963
(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract, as adjusted by our interest rate caps as applicable. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

At December 31, 2022, our aggregate floating rate debt was $2,635,000, consisting of the $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture and the $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan. The ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 3.93%. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based short term rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR rates, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.40% for the Floating Rate Loan.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2022, excluding the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2022	6.17%	$2,635,000	$164,838	$2.53
One percentage point increase	7.17%	$2,635,000	$191,554	$2.94
(1)Based on the diluted weighted average common shares outstanding for the year ended December 31, 2022.

The foregoing table shows the impact of an immediate one percentage point change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur.

Fixed Rate Debt
As of December 31, 2022, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 Hawaii Properties)	$650,000	4.31%	$28,015	2029	Monthly
Mortgage notes (17 Mainland Properties)	700,000	4.42%	30,940	2032	Monthly
Mortgage note (2)	13,556	3.76%	510	2028	Monthly
Mortgage note (2)	4,865	3.77%	183	2030	Monthly
Mortgage note (2)	5,145	3.85%	198	2030	Monthly
Mortgage note (2)	14,392	3.56%	512	2030	Monthly
Mortgage note (2)	12,691	3.67%	466	2031	Monthly
Mortgage note (2)	14,144	4.14%	586	2032	Monthly
Mortgage note (2)	30,949	4.02%	1,244	2033	Monthly
Mortgage note (2)	43,219	4.13%	1,785	2033	Monthly
Mortgage note (2)	26,175	3.10%	811	2035	Monthly
Mortgage note (2)	42,087	2.95%	1,242	2036	Monthly
Mortgage note (2)	46,109	4.27%	1,969	2037	Monthly
Mortgage note (2)	52,031	3.25%	1,691	2038	Monthly
	$1,655,363		$70,152
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

Our $650,000 and $700,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,553.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022 in an effort to combat inflation and may continue to do so. Based on the balances outstanding at December 31, 2022 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $92,473.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2022, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2022 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, RMR, senior and executive officers of RMR, members of the board of directors of RMR Inc. and employees of RMR who provide significant services to us. Our Code of Conduct is posted on our website, www.ilptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to Investor Relations, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under our 2018 Equity Compensation Plan, or the 2018 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2018 Plan. The terms of awards made under the 2018 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards.
The following table is as of December 31, 2022:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securityholders - 2018 Plan	None.	None.	3,431,885 (1)
Equity compensation plans not approved by securityholders	None.	None.	None
Total	None.	None.	3,431,885 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2018 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2018 Plan.
Payments by us to RMR employees are described in Notes 7 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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
Significant Tenant
Subsidiaries of FedEx were the lessees of 39.7% of our gross real estate assets as of December 31, 2022.
Financial information about FedEx may be found on SEC’s website by entering its name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to FedEx’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, FedEx’s public filings and other information located in external websites are not incorporated by reference in these financial statements. See Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our leases with FedEx.

(b)Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of November 5, 2021, by and among the Company, Monmouth Real Estate Investment Corporation and Maple Delaware Merger Sub LLC (now known as Mountain Industrial REIT LLC). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2021.)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 7, 2022, by and among the Company, Monmouth Real Estate Investment Corporation and Maple Delaware Merger Sub LLC (now known as Mountain Industrial REIT LLC). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 7, 2022.)

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

10.3
Amendment to Business Management Agreement, dated as of December 31, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2019.)

10.4
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

10.6	2018 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.7	Form of Share Award Agreement.(+) (Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

10.8	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2022.)

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

10.13
First Amendment to Loan Agreement and Other Loan Documents, dated as of March 8, 2022, among certain subsidiaries of Mountain Industrial REIT LLC and Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.14
Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of the Company and Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.15
Mezzanine A Loan Agreement, dated as of February 25, 2022, among ILPT Mezz Fixed Borrower 2 LLC, Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.16
Mezzanine B Loan Agreement, dated as of February 25, 2022, among ILPT Mezz Fixed Borrower LLC, Citigroup Global Markets Realty Corp., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.17
Loan Agreement, dated as of September 22, 2022, among certain subsidiaries of the Company, Citi Real Estate Funding Inc., UBS AG New York (1285 Avenue of the Americas) Branch, Bank of America, N.A., Bank of Montreal and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.)

10.18
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

99.2
Letter Agreement, dated as of February 25, 2022, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Purchase Price Allocation for the Acquisition of Monmouth Real Estate Investment Corporation – Refer to Note 3
Critical Audit Matter Description
The Company completed the acquisition of Monmouth Real Estate Investment Corporation on February 25, 2022. The Company concluded that this was an asset acquisition, and as such, the purchase price was allocated to all assets acquired and liabilities assumed based on their relative fair values. The method for determining the fair value of each asset acquired and liability assumed required management to make significant estimates and assumptions related to future cash flows, capitalization rates, and sales comparables. Performing audit procedures to evaluate the reasonableness of those significant estimates and assumptions required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists, and we therefore identified the allocation of purchase price as a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the purchase price allocation for the acquisition of Monmouth Real Estate Investment Corporation included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the purchase price allocation, including the assumptions used to value the acquired assets and liabilities assumed.
•We held discussions with the Company’s management and evaluated Company-prepared analyses to assess the reasonableness of the accounting treatment as an asset acquisition as opposed to a business combination.
•We obtained and evaluated the third-party purchase price allocation report along with relevant supporting documentation, such as the executed purchase and sale agreement, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and the liabilities assumed as part of the acquisition.
•We performed risk assessment procedures to evaluate the fair value estimates allocated to assets acquired and liabilities assumed to identify outliers for further investigation.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including testing the mathematical accuracy of the calculation and comparing the key inputs used in the projections to external market sources.
•We tested the reasonableness of management’s capitalization rates by comparing the assumptions used to external market sources.
•We tested, on a sample basis, the reasonableness of management’s projections of property net operating income by comparing the assumptions used in the projections to executed lease agreements and the actual net operating income for the period ended December 31, 2022.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 14, 2023
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Industrial Logistic Properties Trust (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 14, 2023

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$1,117,779	$699,037
Buildings and improvements	4,058,329	1,049,796
Total real estate properties, gross	5,176,108	1,748,833
Accumulated depreciation	(273,467)	(167,490)
Total real estate properties, net	4,902,641	1,581,343
Investment in unconsolidated joint venture	124,358	143,021
Acquired real estate leases, net	297,445	63,441
Cash and cash equivalents	48,261	29,397
Restricted cash	92,519	—
Rents receivable, including straight line rents of $80,710 and $69,172, respectively	107,011	75,877
Other assets, net	103,931	15,479
Total assets	$5,676,166	$1,908,558

LIABILITIES AND EQUITY
Revolving credit facility	$—	$182,000
Mortgages and notes payable, net	4,244,501	646,124
Accounts payable and other liabilities	73,547	27,772
Assumed real estate lease obligations, net	22,523	12,435
Due to related persons	4,824	2,185
Total liabilities	4,345,395	870,516

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,568,145 and 65,404,592 shares issued and outstanding, respectively	656	654
Additional paid in capital	1,014,201	1,012,224
Cumulative net income	117,185	343,908
Cumulative other comprehensive income	21,903	—
Cumulative common distributions	(363,221)	(318,744)
Total equity attributable to common shareholders	790,724	1,038,042
Total equity attributable to noncontrolling interest	540,047	—
Total equity	1,330,771	1,038,042
Total liabilities and equity	$5,676,166	$1,908,558

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Rental income	$388,151	$219,874	$254,575

Expenses:
Real estate taxes	50,624	30,134	35,185
Other operating expenses	30,855	18,678	20,749
Depreciation and amortization	160,982	50,598	70,518
General and administrative	32,877	16,724	200
Acquisition and other transaction related costs	586	1,132	19,580
Loss on impairment of real estate	100,747	—	—
Total expenses	376,671	117,266	146,232

Interest and other income	2,663	—	113
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $96,974, $2,022, and $2,481, respectively)	(280,051)	(35,625)	(51,619)
(Loss) gain on sale of real estate	(10)	12,054	23,996
Loss on equity securities	(5,758)	—	—
(Loss) gain on early extinguishment of debt	(22,198)	—	120
(Loss) income before income tax expense and equity in earnings of unconsolidated joint venture	(293,874)	79,037	80,953
Income tax expense	(45)	(273)	(277)
Equity in earnings of unconsolidated joint venture	7,078	40,918	529
Net (loss) income	(286,841)	119,682	81,205
Net loss attributable to noncontrolling interest	60,118	—	866
Net (loss) income attributable to common shareholders	(226,723)	119,682	82,071
Other comprehensive income:
Unrealized gain on derivatives	30,194	—	—
Less: unrealized gain on derivatives attributable to noncontrolling interest	(8,291)	—	—
Other comprehensive income attributable to common shareholders	21,903	—	—
Comprehensive (loss) income attributable to common shareholders	$(204,820)	$119,682	$82,071

Weighted average common shares outstanding - basic	65,248	65,169	65,104
Weighted average common shares outstanding - diluted	65,248	65,211	65,114

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(3.47)	$1.83	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Cumulative		Total Equity	Total Equity
	Number of		Additional		Other	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2019	65,180,628	$652	$999,302	$142,155	$—	$(146,419)	$995,690	$—	$995,690
Net income (loss)	—	—	—	82,071	—	—	82,071	(866)	81,205
Share grants	139,100	1	2,335	—	—	—	2,336	—	2,336
Share repurchases	(18,060)	—	(382)	—	—	—	(382)	—	(382)
Share forfeitures	(580)	—	(3)	—	—	—	(3)	—	(3)
Distributions to common shareholders	—	—	—	—	—	(86,089)	(86,089)	—	(86,089)
Contributions from noncontrolling interest	—	—	9,567	—	—	—	9,567	98,375	107,942
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,479)	(5,479)
Sale of interest in joint venture	—	—	—	—	—	—	—	(92,030)	(92,030)
Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	$—	$(232,508)	$1,003,190	$—	$1,003,190
Net income (loss)	—	—	—	119,682	—	—	119,682	—	119,682
Share grants	139,800	1	2,331	—	—	—	2,332	—	2,332
Share repurchases	(35,596)	—	(922)	—	—	—	(922)	—	(922)
Share forfeitures	(700)	—	(4)	—	—	—	(4)	—	(4)
Distributions to common shareholders	—	—	—	—	—	(86,236)	(86,236)	—	(86,236)
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net income (loss)	—	—	—	(226,723)	—	—	(226,723)	(60,118)	(286,841)
Share grants	197,800	2	2,228	—	—	—	2,230	—	2,230
Share repurchases	(32,347)	—	(242)	—	—	—	(242)	—	(242)
Share forfeitures	(1,900)	—	(9)	—	—	—	(9)	—	(9)
Distributions to common shareholders	—	—	—	—	—	(44,477)	(44,477)	—	(44,477)
Net current period other comprehensive income	—	—	—	—	21,903	—	21,903	8,291	30,194
Contributions from noncontrolling interest	—	—	—	—	—	—	—	593,239	593,239
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(286,841)	$119,682	$81,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	106,236	32,457	43,821
Loss on impairment of real estate	100,747	—	—
Net amortization of debt issuance costs, premiums and discounts	96,974	2,022	2,481
Amortization of acquired real estate leases and assumed real estate lease obligations	48,570	16,656	24,573
Amortization of deferred leasing costs	1,675	938	1,357
Loss on equity securities	5,758	—	—
Straight line rental income	(11,538)	(7,263)	(9,041)
Loss (gain) on early extinguishment of debt	22,198	—	(120)
Loss (gain) on sale of real estate	10	(12,054)	(23,996)
Other non-cash expenses	3,249	2,328	2,331
Distributions of earnings from unconsolidated joint venture	5,282	2,640	—
Equity in earnings of unconsolidated joint venture	(7,078)	(40,918)	(529)
Change in assets and liabilities:
Rents receivable	(19,596)	54	(2,907)
Deferred leasing costs	(9,599)	(4,694)	(2,443)
Due from related persons	—	2,665	(3,871)
Other assets	12,267	(3,434)	(1,068)
Accounts payable and other liabilities	3,034	2,525	2,613
Rents collected in advance	7,878	583	279
Security deposits	1,385	(3,443)	12
Due to related persons	2,640	(94)	(133)
Net cash provided by operating activities	83,251	110,650	114,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(3,589,389)	(134,730)	(115,813)
Real estate improvements	(17,732)	(4,911)	(5,857)
Proceeds from sale of marketable securities	140,792	—	—
Distributions in excess of earnings from unconsolidated joint venture	20,460	—	—
Proceeds from sale of properties to joint venture, net	—	160,506	—
Proceeds from sale of real estate	—	1,206	10,578
Proceeds from sale of joint venture	—	804	106,283
Distributions in excess of earnings from Affiliates Insurance Company	—	—	287
Net cash (used in) provided by investing activities	(3,445,869)	22,875	(4,522)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	3,335,000	—	—
Repayment of mortgage notes payable	(18,070)	—	(48,750)
Proceeds from secured bridge loan facility	1,385,158	—	—
Repayment of secured bridge loan facility	(1,385,158)	—	—
Borrowings under revolving credit facility	3,000	301,000	234,000
Repayments of revolving credit facility	(185,000)	(340,000)	(323,000)
Payment of debt issuance costs	(211,996)	(804)	—
Proceeds from sale of interest rate cap	7,740	—	—
Distributions to common shareholders	(44,477)	(86,236)	(86,089)
Proceeds from noncontrolling interest, net	589,411	—	107,942
Repurchase of common shares	(242)	(922)	(382)
Distributions to noncontrolling interest	(1,365)	—	(5,479)
Net cash provided by (used in) financing activities	3,474,001	(126,962)	(121,758)

Increase (decrease) in cash, cash equivalents and restricted cash	111,383	6,563	(11,716)
Cash, cash equivalents and restricted cash at beginning of period	29,397	22,834	34,550
Cash, cash equivalents and restricted cash at end of period	$140,780	$29,397	$22,834

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURES:
Interest paid	$178,842	$33,278	$50,433
Income taxes paid	$228	$485	$209
Interest capitalized	$180	$—	$—

NON-CASH INVESTING ACTIVITIES:
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$—	$—	$(631,879)
Mortgage notes, net	$—	$—	$403,160
Real estate acquired by assumption of mortgage notes payable	$323,432	$—	$—
Real estate improvements accrued not paid	$2,507	$705	$629

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$(323,432)	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$48,261	$29,397	$22,834
Restricted cash (1)	92,519	—	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$140,780	$29,397	$22,834
(1) Restricted cash consists of amounts escrowed for capital expenditures at certain of our mortgaged properties and cash held for the operations of our consolidated joint venture in which we own a 61% equity interest.
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
Industrial Logistics Properties Trust, or, collectively with its consolidated subsidiaries, we, us or our, is a real estate investment trust, or REIT, organized under Maryland law on September 15, 2017.
As of December 31, 2022, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties and 187 properties containing approximately 43,254,000 rentable square feet of industrial properties located in 38 other states, or our Mainland Properties, which included 94 properties owned by a consolidated joint venture in which we own a 61% equity interest. As of December 31, 2022, we also owned a 22% equity interest in an unconsolidated joint venture that owns 18 properties located in 12 states in the mainland United States containing approximately 11,726,000 rentable square feet.
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
Real Estate Properties. We record properties at cost. Our real estate investments in lands are not depreciated. We calculate depreciation on other real estate investments on a straight line basis over estimated useful lives generally ranging from seven to 40 years. We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine renewal to be probable. We allocate a portion of the purchase price to acquire in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $4,544, $781 and $791 during the years ended December 31, 2022, 2021 and 2020, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, or lease origination value, over the terms of

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $53,113, $17,437 and $25,364 during the years ended December 31, 2022, 2021 and 2020, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2022 and 2021, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2022	2021
Acquired real estate leases:
Capitalized above market lease values	$31,313	$20,725
Less: accumulated amortization	(15,598)	(13,225)
Capitalized above market lease values, net	15,715	7,500

Lease origination value	384,496	122,945
Less: accumulated amortization	(102,766)	(67,004)
Lease origination value, net	281,730	55,941
Acquired real estate leases, net	$297,445	$63,441

Assumed real estate lease obligations:
Capitalized below market lease values	$42,600	$33,674
Less: accumulated amortization	(20,077)	(21,239)
Assumed real estate lease obligations, net	$22,523	$12,435
As of December 31, 2022, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 9.4 years, 7.8 years, and 7.2 years, respectively. Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2022 are estimated to be $52,698 in 2023, $43,248 in 2024, $34,950 in 2025, $28,506 in 2026, $25,962 in 2027 and $89,558 thereafter.
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
Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of both December 31, 2022 and 2021, accrued environmental remediation costs of $6,940 were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income (loss).
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
Restricted Cash. Restricted cash consists of amounts escrowed for future capital expenditures as required by certain of our mortgaged properties and cash held for the operations of our consolidated joint venture in which we own a 61% equity interest.
Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, each on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). Deferred leasing costs totaled $22,371 and $12,918 at December 31, 2022 and 2021, respectively, and accumulated amortization of deferred leasing costs totaled $4,366 and $4,035 at December 31, 2022 and 2021, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2022, are estimated to be $2,199 in 2023, $2,156 in 2024, 1,926 in 2025, $1,786 in 2026, $1,723 in 2027 and $8,215 thereafter. Deferred leasing costs are included in other assets, net in our consolidated balance sheets.
Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. As of December 31, 2021, we had debt issuance costs for our revolving credit facility, which we repaid and terminated in February 2022, totaling $6,711 and accumulated amortization of debt issuance costs of $5,907. Debt issuance costs for our revolving credit facility were included in other assets, net in our consolidated balance sheets. Debt issuance costs, net of accumulated amortization, for our mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2022 and 2021, we had debt issuance costs, net of accumulated amortization, of $45,862 and $3,876, respectively, for certain of our mortgage notes payable. Future amortization of debt issuance costs to be recognized with respect to our mortgage notes payable as of December 31, 2022 are estimated to be $27,233 in 2023, $12,245 in 2024, $1,122 in 2025, $1,122 in 2026, $1,122 in 2027 and $3,019 thereafter.
Derivative Instruments and Hedging Activities. We account for our derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is not designated as a hedge or that does not meet the hedge accounting criteria is recorded as a gain or loss to operations.
Partially Owned Entities. We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider (i) whether the entity is a variable interest entity, or VIE, in which we are the primary beneficiary or (ii) whether the entity is a voting interest entity in which we have a majority of the voting interests of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the approval of all of the partners/members is contractually required with respect to decisions that most significantly impact the performance of the partially owned entity. This includes decisions regarding operating/capital budgets, and the placement of new or additional financing secured by the assets of the

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

venture, among others. We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee.
Equity Method Investments. We own a 22% equity interest in an unconsolidated joint venture which owns 18 properties. The properties owned by the unconsolidated joint venture are encumbered by an aggregate $503,980 of mortgage debts. We do not control the activities that are most significant to this joint venture and, as a result, we account for our investment in this joint venture under the equity method of accounting under the fair value option. See Notes 3, 5, 6, 9, 10 and 11 for more information regarding our joint ventures.
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
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply ASC 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income (loss).
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
Right of Use Asset and Lease Liability. In connection with our acquisition of MNR, we assumed the lease for MNR’s former corporate headquarters, which expires on December 31, 2029, or the MNR lease, and three of the properties we acquired as part of the MNR acquisition were subject to ground leases under which we are the lessee. For leases under which we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of December 31, 2022, the values of the right of use asset and related liability representing our future obligations under the lease arrangements under which we are the lessee were $5,084 and $5,149, respectively. The right of use asset and related lease liability are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets. We have a sublease for a portion of the MNR lease that expires on December 30, 2029. Rent expense incurred under the MNR lease, net of sublease revenue, was $231 for the year ended December 31, 2022. Rent expense is included in general and administrative expense in our consolidated statements of comprehensive income (loss).
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents our share of the cumulative comprehensive income and losses of our equity method investees.
Net Income (Loss) Per Common Share. We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We calculate diluted net income (loss) per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings are considered when calculating diluted earnings per share.
Noncontrolling Interests. Noncontrolling interests represent the share of our consolidated joint venture owned by a third party. We recognize the noncontrolling holder’s share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of our consolidated joint venture. We allocate net income (loss) to noncontrolling interests based on ownership interest during the period. The net income (loss) that is not attributable to us is reflected in the line item net loss attributable to noncontrolling interest. We do not recognize a gain or loss on transactions with the consolidated entity in which we do not own 100% of the equity and recognize the difference between the carrying amount of the noncontrolling interest and the consideration paid or received as additional paid-in-capital.
Segment Reporting. We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.
Reclassifications. Reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentations.
Note 3. Real Estate Investments
As of December 31, 2022, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet, including our Hawaii Properties and our Mainland Properties, which included 94 properties owned by a consolidated joint venture in which we own a 61% equity interest. As of December 31, 2022, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 properties located in 12 states in the mainland United States totaling approximately 11,726,000 rentable square feet that were 100% leased.
We incurred capital expenditures at certain of our properties of $30,331 and $10,211 during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we committed $20,334 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 7,580,000 square feet. Committed, but unspent tenant related obligations based on existing leases as of December 31, 2022, were $25,547, of which $9,706 is expected to be spent during the next 12 months.
2022 Acquisitions:
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
Pursuant to the terms set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.01 per share, of MNR that was issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive $21.00 per share in cash, or the Common Stock Consideration, and each share of 6.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, of MNR, that was issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive an amount in cash equal to $25.00 plus accumulated and unpaid dividends.

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
Immediately following the closing of the Merger, we entered into a joint venture arrangement with an institutional investor for 95 MNR properties in 27 states, including two then committed, but not yet then completed, property acquisitions. The investor acquired a 39% equity interest in the joint venture from us for $589,411, as of the completion of this transaction, and we retained the remaining 61% equity interest in the joint venture. In connection with the transaction, the joint venture assumed $323,432 aggregate principal amount of former MNR mortgage debt secured by 11 properties and entered into a $1,400,000 interest only floating rate CMBS loan secured by 82 properties, or the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three one year extension options, and requires that interest be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 2.77%. See Notes 5, 6, 10 and 11 for more information regarding this joint venture and related loans.
In connection with the closing of the Merger, we entered into a $1,385,158 interest only bridge loan facility secured by 109 of our properties, or the Bridge Loan. We also entered into a $700,000 interest only fixed rate CMBS loan secured by 17 of our properties, or the Fixed Rate Loan.
The Bridge Loan was scheduled to mature in February 2023 and required that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.92%. We repaid the Bridge Loan in full on September 22, 2022. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual interest rate of 4.42%. The Floating Rate Loan, the Bridge Loan and the Fixed Rate Loan are collectively referred to as the Loans. See Note 5 for more information regarding the Loans.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We accounted for the Merger as an acquisition of assets. The following table summarizes the purchase price allocation for the Merger:

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
(1)As of the date of acquisition, the weighted average amortization periods for the above market lease values, lease origination value and capitalized below market lease values were 11.1 years, 8.5 years and 7.8 years, respectively.
(2)As part of the Merger, we acquired a portfolio of marketable securities and classified them as available for sale. During the year ended December 31, 2022, we sold all of these securities with a cost of $146,550 for net proceeds of $140,792, resulting in a $5,758 realized loss on sale of equity securities for the year ended December 31, 2022.

In July 2022, our consolidated joint venture acquired a property located in Augusta, Georgia containing 226,000 rentable square feet for a purchase price of approximately $38,053, including acquisition related costs of $53. This property is 100% leased to a single tenant with a remaining lease term of approximately 14.9 years at the time of acquisition.
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
2020 Disposition:
During the year ended December 31, 2020, we sold one property located in Virginia containing approximately 308,000 rentable square feet for a sales price of $10,775, excluding closing costs. The sale of this property, as presented in the table below, did not represent a significant disposition or a strategic shift. As a result, the results of operations of this property was included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Joint Venture Activities:
As of December 31, 2022, we had equity investments in our joint ventures that consist of the following:

			ILPT Carrying Value
		ILPT	of Investment	Number of		Square
Joint Venture	Presentation	Ownership	at December 31, 2022	Properties	Location	Feet
Mountain Industrial REIT LLC	Consolidated	61%	N/A	94	Various	20,980,664
The Industrial Fund REIT LLC	Unconsolidated	22%	$124,358	18	Various	11,726,137
Consolidated Joint Venture - Mountain Industrial REIT LLC:
As noted above, we entered into a joint venture arrangement immediately following the closing of the Merger and we control this joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our consolidated financial statements.
We recognized a 39% noncontrolling interest in our consolidated financial statements for the year ended December 31, 2022. The portion of this joint venture's net loss not attributable to us, or $60,067, for the year ended December 31, 2022, is reported as noncontrolling interest in our consolidated statements of comprehensive income (loss). During the year ended December 31, 2022, this joint venture made aggregate cash distributions of $1,365 to the other joint venture investor, which is reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated balance sheets. As of December 31, 2022, this joint venture had total assets of $3,100,448 and total liabilities of $1,725,397.
Consolidated Tenancy in Common:
An unrelated third party owns an approximate 33% tenancy in common interest in one of the properties we acquired as part of the MNR acquisition located in Somerset, New Jersey, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net loss not attributable to us, or $51, for the year ended December 31, 2022, is reported as noncontrolling interest in our consolidated statements of comprehensive income (loss).
Unconsolidated Joint Venture - The Industrial Fund REIT LLC:
As of December 31, 2022 and 2021, we also owned a 22% equity interest in an unconsolidated joint venture with 18 properties in 12 states. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $7,078 and $40,918 for the years ended December 31, 2022 and 2021, respectively, as equity in earnings of unconsolidated joint venture in our consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $25,742 and $2,640 during the year ended December 31, 2022 and 2021, respectively.
Until November 2020, we owned a majority equity interest in our current unconsolidated joint venture and we consolidated that joint venture until November 2020, when we sold an additional 39% equity interest in that joint venture and reduced our equity interest to 22%. The portion of that joint venture's net loss not attributable to us, or $866 for the year ended December 31, 2020, is reported as noncontrolling interest in our consolidated statements of comprehensive income (loss). During the year ended December 31, 2020, the joint venture made aggregate cash distributions of $14,049, including $5,479 to the other joint venture investor, which was reflected as a decrease in total equity attributable to noncontrolling interest and $8,570 to us. We determined that, while we owned a 61% equity interest in this joint venture, this joint venture was a VIE as defined under the Consolidation Topic of the FASB ASC. We concluded that we must consolidate this VIE, and we did so, until we sold an additional 39% equity interest in the joint venture in November 2020. We reached this determination because we were the entity with the power to direct the activities that most significantly impacted the VIE's economic performance and we had the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore were the primary beneficiary of the VIE. The joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements.
See Notes 2, 5, 6, 9, 10 and 11 for more information regarding these joint ventures.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 4. Leases

Rental income from operating leases, including payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $11,538, $7,263 and $9,041 to record revenue on a straight line basis during the years ended December 31, 2022, 2021 and 2020, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $63,168, $38,732 and $45,858 for the years ended December 31, 2022, 2021 and 2020, respectively.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2064 as of December 31, 2022:

Year	Amount
2023	$342,082
2024	329,996
2025	307,225
2026	287,847
2027	266,822
Thereafter	1,833,081
$3,367,053
Tenant Concentration
Subsidiaries of FedEx Corporation, or FedEx, accounted for 28.0% of our rental income as of December 31, 2022. FedEx accounted for $108,704, $10,894 and $10,752 of our rental income for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, subsidiaries of Amazon.com, Inc. accounted for 7.1% of our rental income as of December 31, 2022. Amazon.com, Inc. accounted for $27,382, $21,440 and $38,241 of our rental income for the years ended December 31, 2022, 2021 and 2020, respectively.
Geographic Concentration
For the years ended December 31, 2022, 2021 and 2020, approximately 29.7%, 50.6% and 42.2%, respectively, of our rental income was from our Hawaii Properties.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5. Indebtedness

As of December 31, 2022 and 2021, our outstanding indebtedness consisted of the following:

							Net Book
							Value
			Principal Balance as of				of Collateral
			December 31,	December 31,	Interest		At December 31,
Entity	Type	Secured By:	2022 (1)	2021 (1)	Rate	Maturity	2022
ILPT	Revolving credit facility (2)	Unsecured	$—	$182,000	N/A	N/A	$—
ILPT	Floating Rate - Interest only (3)	104 Properties	1,235,000	—	6.18%	10/09/24	1,071,815
ILPT	Fixed Rate - Interest only	186 Properties	650,000	650,000	4.31%	02/07/29	490,416
ILPT	Fixed Rate - Interest only	17 Properties	700,000	—	4.42%	03/09/32	518,806
Mountain JV (4)	Floating Rate - Interest only (5)	82 Properties	1,400,000	—	6.17%	03/09/24	1,909,185
Mountain JV (4)	Fixed Rate - Amortizing	One Property	13,556	—	3.76%	10/01/28	63,314
Mountain JV (4)	Fixed Rate - Amortizing	One Property	4,865	—	3.77%	04/01/30	39,724
Mountain JV (4)	Fixed Rate - Amortizing	One Property	5,145	—	3.85%	04/01/30	39,724
Mountain JV (4)	Fixed Rate - Amortizing	One Property	14,392	—	3.56%	09/01/30	50,825
Mountain JV (4)	Fixed Rate - Amortizing	One Property	12,691	—	3.67%	05/01/31	30,800
Mountain JV (4)	Fixed Rate - Amortizing	One Property	14,144	—	4.14%	07/01/32	44,777
Mountain JV (4)	Fixed Rate - Amortizing	One Property	30,949	—	4.02%	10/01/33	87,143
Mountain JV (4)	Fixed Rate - Amortizing	One Property	43,219	—	4.13%	11/01/33	131,539
Mountain JV (4)	Fixed Rate - Amortizing	One Property	26,175	—	3.10%	06/01/35	47,718
Mountain JV (4)	Fixed Rate - Amortizing	One Property	42,087	—	2.95%	01/01/36	101,896
Mountain JV (4)	Fixed Rate - Amortizing	One Property	46,109	—	4.27%	11/01/37	113,063
Mountain JV (4)	Fixed Rate - Amortizing	One Property	52,031	—	3.25%	01/01/38	116,607
	Total indebtedness		4,290,363	832,000			$4,857,352
	Unamortized debt issuance costs		(45,862)	(3,876)
	Total indebtedness, net		$4,244,501	$828,124

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
(4)Mountain JV is Mountain Industrial REIT LLC, our consolidated joint venture, in which we own a 61% equity interest. For more information regarding this joint venture, see Notes 2, 3, 6, 9, 10 and 11.
(5)This loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We also purchased an interest rate cap through March 2024 with a SOFR strike rate equal to 3.40%.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following table provides a summary of the mortgage debts of the unconsolidated joint venture:

				Principal Balance
	Interest			at December 31,
Joint Venture (Unconsolidated)	Rate		Maturity Date	2022 (1)
Mortgage notes payable (secured by one property in Florida)	3.60%	(2)	10/1/2023	$56,980
Mortgage notes payable (secured by 11 other properties in eight states)	3.33%	(2)	11/7/2029	350,000
Mortgage notes payable (secured by 5 properties in four states)	5.30%		10/1/2027	97,000
Weighted average/total	3.74%	(2)		$503,980
(1)Amounts are not adjusted for our minority interest; none of the debt is recourse to us.
(2)Includes the effect of mark to market purchase accounting.
As of December 31, 2021, we had a $750,000 unsecured revolving credit facility that was available for our general business purposes, including acquisitions. The maturity date of this revolving credit facility was June 29, 2022 and we had an option to extend the maturity date for one, six month period, subject to payment of extension fees and satisfaction of other conditions. As of December 31, 2021, the annual interest rate payable on borrowings under this revolving credit facility was 1.41%. The weighted average annual interest rate for borrowings under this revolving credit facility was 1.41%, for the period from January 1, 2022 to February 25, 2022, and 1.44% and 2.36% for the years ended December 31, 2021 and 2020, respectively. In connection with the closing of the Merger, we entered into the Loans, and repaid the outstanding principal balance under this revolving credit facility and then terminated the agreement governing the facility in accordance with its terms and without penalty. During the year ended December 31, 2022, we recorded a $828 loss on early extinguishment of debt to write off unamortized costs related to this facility.
On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with a group of institutional lenders, or the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points in the premium. We also purchased an interest rate cap through March 2024 with a SOFR strike rate equal to 3.40%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% as of both December 31, 2022 and February 9, 2023, and was 6.10% for the period from February 25, 2022 to December 31, 2022.
Also on February 25, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the Bridge Lenders, and a mezzanine loan agreement with an institutional lender, or the Bridge Mezz Lender, together pursuant to which we obtained the Bridge Loan. Also on February 25, 2022, we entered into a guaranty in favor of the Bridge Lenders and the Bridge Mezz Lender, pursuant to which we guaranteed certain limited recourse obligations of its subsidiaries with respect to the Bridge Loan. The Bridge Loan was scheduled to mature in February 2023 and required that interest only be paid at an annual rate of SOFR plus a premium of 1.75% under the loan agreement and a premium of 8.0% under the mezzanine loan agreement. We also purchased an interest rate cap with a SOFR strike rate equal to 2.70%. We repaid the Bridge Loan in full on September 22, 2022 with cash on hand and proceeds from our $1,235,000 floating rate loan, which is further described below. During the year ended December 31, 2022, we recorded a $21,370 loss on early extinguishment of debt to write off unamortized costs related to the Bridge Loan and related interest rate cap. The weighted average annual interest rate payable under the Bridge Loan was 4.24% for the period from February 25, 2022 to September 22, 2022.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We used the aggregate net proceeds from the Loans to partially fund the acquisition of MNR. Principal payments on the Floating Rate Loan and Fixed Rate Loan are not required prior to the end of their respective initial terms, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; and (2) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.
On September 22, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the ILPT Floating Rate Lenders, and a mezzanine loan agreement with a separate group of institutional lenders, or the ILPT Floating Rate Mezz Lenders, pursuant to which we obtained the ILPT Floating Rate Loan, secured by 104 of our properties. The ILPT Floating Rate Loan is comprised of a $1,100,000 mortgage loan and a $135,000 mezzanine loan. Also, on September 22, 2022, we entered into a guaranty in favor of the ILPT Floating Rate Lenders and the ILPT Floating Rate Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the ILPT Floating Rate Loan. The interest only ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. Subject to the satisfaction of certain conditions, we have the option: (1) to prepay up to $247,000 of the ILPT Floating Rate Loan at par with no premium; and (2) to prepay the balance of the ILPT Floating Rate Loan in full or in part at any time, subject to a premium, and beginning in October 2023, without a premium. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18% as of both December 31, 2022 and February 9, 2023 and for the period from September 22, 2022 to December 31, 2022.

The agreements governing the Floating Rate Loan, Fixed Rate Loan and the ILPT Floating Rate Loan contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.
In May 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $48,750, an annual interest rate of 3.48% and a maturity date in November 2020. As a result of the prepayment of this mortgage note, we recorded a gain on early extinguishment of debt of $120 for the year ended December 31, 2020 to write off unamortized premiums.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2022 are as follows:

	Principal
Year	Payment
2023	$22,428
2024	2,658,268
2025	24,141
2026	25,047
2027	25,988
Thereafter	1,534,491
	$4,290,363	(1)
(1)Total debt outstanding as of December 31, 2022, including unamortized debt issuance costs of $45,862, was $4,244,501.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, the Floating Rate Loan, the ILPT Floating Rate Loan, the Fixed Rate Loan, mortgage notes payable, accounts payable, rents collected in advance, interest rate caps, security deposits and amounts due from or to related persons. At December 31, 2022 and 2021, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At December 31, 2022		At December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Fixed rate loan, 3.76% interest rate, due in 2028	$13,556	$12,784	$—	$—
Fixed rate loan, 4.31% interest rate, due in 2029	646,669	592,295	646,124	709,198
Fixed rate loan, 3.77% interest rate, due in 2030	4,865	4,553	—	—
Fixed rate loan, 3.85% interest rate, due in 2030	5,145	4,829	—	—
Fixed rate loan, 3.56% interest rate, due in 2030	14,392	13,315	—	—
Fixed rate loan, 3.67% interest rate, due in 2031	12,691	11,713	—	—
Fixed rate loan, 4.42% interest rate, due in 2032	694,704	623,133	—	—
Fixed rate loan, 4.14% interest rate, due in 2032	14,144	13,182	—	—
Fixed rate loan, 4.02% interest rate, due in 2033	30,949	28,195	—	—
Fixed rate loan, 4.13% interest rate, due in 2033	43,219	39,573	—	—
Fixed rate loan, 3.10% interest rate, due in 2035	26,175	22,373	—	—
Fixed rate loan, 2.95% interest rate, due in 2036	42,087	35,444	—	—
Fixed rate loan, 4.27% interest rate, due in 2037	46,109	41,880	—	—
Fixed rate loan, 3.25% interest rate, due in 2038	52,031	43,878	—	—
	$1,646,736	$1,487,147	$646,124	$709,198
(1)Includes unamortized debt issuance costs, premiums and discounts of $8,627 and $3,876 as of December 31, 2022 and 2021, respectively.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The table below presents certain of our assets measured on a recurring and non-recurring basis at fair value at December 31, 2022 and 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2022
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$124,358	$—	$—	$124,358
Interest rate cap derivatives (2)	$73,133	$—	$73,133	$—
Non-recurring fair value measurements
Real estate properties (3)	$555,123	$—	$—	$555,123

At December 31, 2021
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$143,021	$—	$—	$143,021
(1)We own a 22% equity interest in a joint venture that owns 18 properties and is included in investment in unconsolidated joint venture in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates of between 5.25% and 7.00%, exit capitalization rates of between 4.75% and 6.00%, direct capitalization rates of between 5.25% and 7.00%, holding periods of approximately 10 years and market rents. Our assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Notes 2, 3, 5, 9, 10 and 11 for more information regarding our joint ventures.
(2)Our derivative assets are carried at fair value as required by GAAP. The estimated fair values of the derivative assets are based on current market prices in secondary markets for similar derivative contracts, (Level 2 inputs). See Notes 5 and 11 for more information regarding our derivatives and hedging activities.
(3)We recorded a loss on impairment of real estate of $100,747 to reduce the carrying value of 25 properties in our consolidated balance sheet to their estimated fair value, based on third party offers (Level 3 inputs as defined in the fair value hierarchy under GAAP), due to a change in plans to sell and the reclassification of those properties from held for sale to held and used. See Notes 2 and 3 for more information regarding our investing and financing activities, including our acquisition of MNR.

Note 7. Shareholders’ Equity
Common Share Awards:
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the years ended December 31, 2022, 2021 and 2020, we awarded to our officers and other employees of The RMR Group LLC, or RMR, annual share awards of 173,300, 118,800 and 108,600 of our common shares, respectively, valued at $1,184, $3,086 and $2,460, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we awarded each of our then Trustees 3,500 of our common shares with an aggregate value of $369 ($53 per Trustee), 3,500 of our common shares with an aggregate value of $538 ($90 per Trustee) and 3,500 of our common shares with an aggregate value of $460 ($66 per Trustee) during the years ended December 31, 2022, 2021 and 2020, respectively, as part of their annual compensation. Also in 2020, in connection with the election of two of our then Trustees, we awarded 3,000 of our common shares to each such Trustee with an aggregate value of $141 ($71 per Trustee) as part of their annual compensation. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

A summary of shares awarded, vested and forfeited under the terms of the 2018 Plan for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Unvested at beginning of year	192,380	$24.15	162,200	$22.37	108,200	$22.08
Granted	197,800	7.85	139,800	25.93	139,100	22.01
Vested	(127,480)	17.44	(108,920)	23.78	(84,520)	21.41
Forfeited	(1,900)	24.55	(700)	22.24	(580)	22.20
Unvested at end of year	260,800	$15.07	192,380	$24.15	162,200	$22.37
The 260,800 unvested shares as of December 31, 2022 are scheduled to vest as follows: 93,780 shares in 2023, 75,240 shares in 2024, 57,120 shares in 2025 and 34,660 in 2026. As of December 31, 2022, the estimated future compensation expense for the unvested shares was approximately $3,400. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2022, 2021 and 2020, we recorded $2,221, $2,329 and $2,331 respectively, of compensation expense related to the 2018 Plan.
At December 31, 2022, 3,431,855 common shares remain available for issuance under the 2018 Plan.
Common Share Purchases:
During the years ended December 31, 2022, 2021 and 2020, we purchased an aggregate of 32,347, 35,596 and 18,060 of our common shares, respectively, at weighted average prices of $7.50, $25.91 and $21.16 per common share, respectively, from certain of our Trustees and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the years ended December 31, 2022, 2021 and 2020, we paid distributions on our common shares as follows:

	Annual Per		Characterization of Distribution
	Share	Total	Return of	Ordinary	Capital
Year	Distribution	Distribution	Capital	Income	Gain
2022	$0.68	$44,477	89.7%	9.6%	0.7%
2021	$1.32	$86,236	—%	93.2%	6.8%
2020	$1.32	$86,089	—%	71.0%	29.0%
On January 12, 2023, we declared a regular quarterly distribution of $0.01 per common share, or approximately $656, to our common shareholders of record on January 23, 2023. We expect to pay this distribution to our shareholders on or about February 16, 2023.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 8. Per Common Share Amounts
We calculate basic earnings per common share by dividing net income (loss) attributable to common shareholders by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2022	2021	2020
Numerators:
Net (loss) income attributable to common shareholders	$(226,723)	$119,682	$82,071
Loss attributable to unvested participating securities	(131)	(307)	(154)
Net (loss) income attributable to common shareholders used in calculating earnings per share	$(226,854)	$119,375	$81,917

Denominators:
Weighted average common shares for basic earnings per share	65,248	65,169	65,104
Effect of dilutive securities: unvested share awards	—	42	10
Weighted average common shares for diluted earnings per share	65,248	65,211	65,114

Net (loss) income attributable to common shareholders per common share - basic and diluted	$(3.47)	$1.83	$1.26
Note 9. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.
Management Agreements with RMR. Our management agreements with RMR provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR by us for each applicable period is equal to the lesser of:
◦the sum of (i) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR provided business management or property management services, or the Transferred Assets, plus (ii) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (iii) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and
◦the sum of (i) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (ii) 0.5% of our Average Market Capitalization exceeding $250,000.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
◦An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
–if the relevant measurement period ends on or before December 31, 2020, $1,560,000 (our unadjusted equity market capitalization as calculated at our initial public offering, or our IPO) or, if the relevant measurement period ends thereafter, our equity market capitalization on the last trading day of the calendar year immediately prior to the relevant measurement period, and
–the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Industrial REIT Index is the benchmark index for periods on and after August 1, 2021, and the SNL U.S. REIT Industrial Index is the benchmark index for periods prior to August 1, 2021.
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
◦The measurement periods are generally three year periods ending with the year for which the incentive management fee is being calculated, with a shorter period applicable in the case of the calculation of the incentive fee for 2020 (the period beginning on January 12, 2018, the first day our common shares began trading, and ending on December 31, 2020).
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

◦Incentive management fees we paid to RMR for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR, we recognized net business management fees of $23,701, $10,562 and $12,983 for the years ended December 31, 2022, 2021 and 2020. The net business management fees we recognized for the year ended December 31, 2020 include $1,005 of management fees paid to RMR by our joint venture that was a consolidated subsidiary of ours until November 2020. See Notes 2, 3, 5, 6, 10 and 11 for further information regarding this joint venture. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2022, 2021 and 2020.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $11,916, $6,606 and $7,472 for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, $11,058, $6,395 and $7,267, respectively, of the total net property management and construction supervision fees were expensed to other operating expenses in our consolidated statements of comprehensive income (loss) and $858, $211 and $205, respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,785, $4,786 and $4,948 for these expenses and costs for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, for these periods.
•Term. Our management agreements with RMR have terms that end on December 31, 2042, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
•Termination Rights. We have the right to terminate one or both of our management agreements with RMR: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR, as defined therein. RMR has the right to terminate the management agreements for good reason, as defined therein.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

•Termination Fee. If we terminate one or both of our management agreements with RMR for convenience, or if RMR terminates one or both of our management agreements for good reason, we have agreed to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR for a performance reason, we have agreed to pay RMR the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR for cause or as a result of a change of control of RMR.
•Transition Services. RMR has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
•Vendors. Pursuant to our management agreements with RMR, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
•Investment Opportunities. Under our business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR.
Management Agreements Between Our Joint Ventures and RMR. We have two separate joint venture arrangements. As described further in Notes 2, 3, 5, 6, 10 and 11, one of these joint ventures is with two, third party institutional investors. This joint venture owns 18 properties, and we own a 22% equity interest in this joint venture. We entered into this joint venture in February 2020. The other joint venture we entered into in connection with the Merger is with one, third party institutional investor. This joint venture owns 94 properties. We own a 61% equity interest in this joint venture, and the other joint venture investor acquired a 39% equity interest in the joint venture from us for $589,411 as of the completion of the transaction, in connection with the joint venture’s formation in February 2022.
RMR provides management services to both of these joint ventures. Prior to November 2020, our 18 property joint venture was our consolidated subsidiary and, as such, we were obligated to pay fees under our management agreements with RMR regarding this joint venture; however, any fees paid by that joint venture were credited against the fees payable by us to RMR. Starting in November 2020, this joint venture is no longer our consolidated subsidiary and, as a result, we are no longer required to pay management fees to RMR with respect to our 18 property joint venture and fees this joint venture pays to RMR are no longer credited against amounts we owe to RMR. Our 94 property joint venture is our consolidated subsidiary and, as a result, we are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding that joint venture; however that joint venture pays management fees directly to RMR, and any such fees paid by that joint venture are credited against the fees payable by us to RMR.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew Jordan, our other Managing Trustee, is executive vice president, chief financial officer and treasurer of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. John Murray, one of our Managing Trustees until June 1, 2022 and our President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our current officers is also an officer and employee of RMR.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing director or managing trustee of these public companies. Other officers of RMR, including Messrs. Jordan and Murray and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.
Our Joint Ventures. We have two separate joint venture arrangements. See Notes 2, 3, 5, 6, 9 and 11 for further information regarding our joint ventures, including properties we have sold to, and equity interests we have sold in, these joint ventures.
As of December 31, 2022 and December 31, 2021, we owed $616 and $225, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our consolidated balance sheet. We paid the amounts we owed as of December 31, 2022 in January 2023 and the amounts we owed as of December 31, 2021 in January 2022. As of December 31, 2020, the unconsolidated joint venture owed to us $2,665 for post-closing adjustments relating to our sale of some of our equity interests to a second third party institutional investor in November 2020. That joint venture paid these amounts due to us during the year ended December 31, 2022. This amount is presented as due from related persons in our consolidated balance sheet.
RMR provides management services to each of our joint ventures. See Note 9 for further information regarding RMR’s management agreements with our joint ventures.
Share Awards to RMR Employees. As described in Note 7, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 7 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
Affiliates Insurance Company. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR provides management services owned Affiliates Insurance Company, or AIC, in equal amounts. In connection with AIC’s dissolution, we and each other AIC shareholder received a liquidating distribution of approximately $287 in June 2020 and a final liquidating distribution of $12 in December 2021.
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
Note 11. Derivatives and Hedging Activities
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Cash Flow Hedges of Interest Rate Risk
As required by ASC 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk as of December 31, 2022:

Interest Rate Derivative	Balance Sheet Line Item	Underlying Instrument	Number of Instruments	Strike Rate	Notional Amount	Fair Value at December 31, 2022
Interest Rate Cap	Other assets	Floating Rate Loan (1)	1	3.40%	$1,400,000	$23,337
Interest Rate Cap	Other assets	ILPT Floating Rate Loan	2	2.25%	$1,235,000	$49,796
(1)The Floating Rate Loan was entered into by our consolidated joint venture.
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our applicable debt.
In September 2022, in conjunction with the repayment of the Bridge Loan, we sold two interest rate cap instruments with an aggregate notional amount of $1,385,158, a strike rate equal to 2.70% and an original expiration date of March 15, 2023 for $7,740. As the underlying debt instrument that these interest rate caps were intended to hedge was repaid in its entirety and the related interest expense was no longer probable to occur, these interest rate caps were no longer designated as cash flow hedges and the remaining deferred gain was reclassified from cumulative other comprehensive income (loss) as a reduction of loss on early extinguishment of debt.

Year Ended
December 31, 2022
Amount of gain recognized in cumulative other comprehensive income (loss)	$34,825
Amount reclassified from cumulative other comprehensive income (loss) into interest expense	2,330
Amount reclassified from cumulative other comprehensive income (loss) into loss on early extinguishment of debt	(6,961)
Unrealized gain on derivative instrument recognized in cumulative other comprehensive income	$30,194
We expect to reclassify approximately $25,810 from accumulated other comprehensive income to interest expense during the next twelve months, of which $6,845 would be attributable to noncontrolling interest.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
1	510 Production Avenue	Madison	AL	Mainland Properties	(B)	$1,200	$9,967	$—	$(2,118)	$973	$8,076	$9,049	$(136)	2/25/2022	2004
2	6735 Trippel Road	Mobile	AL	Mainland Properties	(E)	1,500	44,354	—	—	1,500	44,354	45,854	(1,077)	2/25/2022	2017
3	11224 Will Walker Road	Vance	AL	Mainland Properties	(B)	3,901	40,857	550	—	3,901	41,407	45,308	(1,800)	2/25/2022	2021
4	3200 Rodeo Court	Bessemer	AL	Mainland Properties	(C)	3,201	23,462	—	—	3,201	23,462	26,663	(570)	2/25/2022	2021
5	4501 Industrial Drive	Fort Smith	AR	Mainland Properties	(B)	900	3,485	—	—	901	3,484	4,385	(690)	1/29/2015	2013
6	9860 West Buckeye Road	Tolleson	AZ	Mainland Properties	(B)	4,801	26,716	1	—	4,802	26,716	31,518	(1,132)	2/25/2022	2002
7	3870 Ronald Reagan Boulevard	Johnstown	CO	Mainland Properties	(B)	2,780	9,722	1	—	2,779	9,724	12,503	(1,207)	4/9/2019	2007
8	125 North Troy Hill Road	Colorado Springs	CO	Mainland Properties	(B)	5,402	32,981	—	(10,790)	3,883	23,710	27,593	(342)	2/25/2022	2016
9	14257 E. Easter Avenue	Centennial	CO	Mainland Properties	(B)	1,801	10,563	—	(2,607)	1,421	8,336	9,757	(169)	2/25/2022	2003
10	955 Aeroplaza Drive	Colorado Springs	CO	Mainland Properties	(B)	800	7,412	39	—	800	7,451	8,251	(1,481)	1/29/2015	2012
11/12	13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	Mainland Properties	(B)	3,100	12,955	5	—	3,100	12,960	16,060	(2,568)	1/29/2015	1973
13	150 Greenhorn Drive	Pueblo	CO	Mainland Properties	(B)	200	4,177	—	—	200	4,177	4,377	(827)	1/29/2015	2013
14	2 Tower Drive	Wallingford	CT	Mainland Properties	(B)	1,471	2,165	888	—	1,471	3,053	4,524	(1,129)	10/24/2006	1978
15	50 Hollow Tree Lane	Newington	CT	Mainland Properties	(C)	600	4,793	—	—	600	4,793	5,393	(136)	2/25/2022	2000
16	235 Great Pond Road	Windsor	CT	Mainland Properties	(B)	2,400	9,469	—	—	2,400	9,469	11,869	(2,467)	7/20/2012	2004
17	2100 NW 82nd Avenue	Miami	FL	Mainland Properties	(B)	144	1,297	454	—	144	1,751	1,895	(939)	3/19/1998	1987
18	10450 Doral Boulevard	Doral	FL	Mainland Properties	(B)	15,225	28,102	—	—	15,225	28,102	43,327	(4,216)	6/27/2018	1996
19	13509 Waterworks Street	Jacksonville	FL	Mainland Properties	(B)	3,701	37,720	(1)	(9,345)	2,866	29,209	32,075	(421)	2/25/2022	2014
20	27200 SW 127th Avenue	Homestead	FL	Mainland Properties	(B)	24,808	22,762	—	(8,376)	20,440	18,754	39,194	(271)	2/25/2022	2017
21	3155 Grissom Parkway	Cocoa	FL	Mainland Properties	(B)	3,101	20,542	27	(4,620)	2,494	16,556	19,050	(279)	2/25/2022	2006
22	950 Bennett Road	Orlando	FL	Mainland Properties	(B)	2,701	12,334	215	(737)	2,568	11,945	14,513	(200)	2/25/2022	1997
23	3736 Salisbury Road	Jacksonville	FL	Mainland Properties	(B)	1,600	12,071	158	(2,998)	1,250	9,581	10,831	(240)	2/25/2022	1998
24	1341 N. Clyde Morris Boulevard	Daytona Beach	FL	Mainland Properties	(B)	3,001	38,858	486	(1,762)	2,875	37,708	40,583	(537)	2/25/2022	2017
25	5000 North Ridge Trail	Davenport	FL	Mainland Properties	(C)	4,001	52,290	—	—	4,001	52,290	56,291	(1,270)	2/25/2022	2016
26	14001 Jetport Loop	Ft. Myers	FL	Mainland Properties	(C)	5,902	25,616	—	—	5,902	25,616	31,518	(622)	2/25/2022	2016
27	8411 Florida Mining Boulevard	Tampa	FL	Mainland Properties	(C)	7,602	29,985	19	—	7,602	30,004	37,606	(851)	2/25/2022	2003
28	5101 West Waters Avenue	Tampa	FL	Mainland Properties	(C)	3,101	12,134	157	—	3,101	12,291	15,392	(413)	2/25/2022	1997
29	3404 Cragmont Drive	Tampa	FL	Mainland Properties	(C)	1,600	6,557	160	—	1,600	6,717	8,317	(223)	2/25/2022	1989
30	7569 Golf Course Boulevard	Punta Gorda	FL	Mainland Properties	(C)	—	6,042	—	—	—	6,042	6,042	(147)	2/25/2022	2007

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
31	1900 Interstate Boulevard	Lakeland	FL	Mainland Properties	(C)	500	3,405	—	—	500	3,405	3,905	(96)	2/25/2022	1993
32	2902 Gun Club Road	Augusta	GA	Mainland Properties	(B)	1,200	9,861	—	(6,995)	441	3,625	4,066	(53)	2/25/2022	2004
33	1078 Bertram Road	Augusta	GA	Mainland Properties	(B)	900	1,867	64	(1,374)	453	1,004	1,457	(24)	2/25/2022	1993
34	590 Northport Parkway	Savannah	GA	Mainland Properties	(C)	16,905	66,945	—	—	16,905	66,945	83,850	(1,626)	2/25/2022	2017
35	3150 Highway 42	Locust Grove	GA	Mainland Properties	(E)	9,803	109,420	41	—	9,803	109,461	119,264	(2,657)	2/25/2022	2020
36	650 Braselton Parkway	Braselton	GA	Mainland Properties	(E)	6,902	82,238	—	—	6,902	82,238	89,140	(1,997)	2/25/2022	2018
37	700 Hudson Road	Griffin	GA	Mainland Properties	(C)	900	20,442	45	—	900	20,487	21,387	(695)	2/25/2022	2002
38	505 Morgan Lakes Industrial Blvd.	Savannah	GA	Mainland Properties	(C)	8,203	31,714	—	—	8,203	31,714	39,917	(770)	2/25/2022	2018
39	2002 International Boulevard	Augusta	GA	Mainland Properties		3,818	30,780	2	—	3,819	30,781	34,600	(408)	7/14/2022	2022
40	2815 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,818	—	6	—	1,818	6	1,824	(2)	12/5/2003	—
41	609 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	616	—	—	—	616	—	616	—	12/5/2003	—
42	2849 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	860	—	—	—	860	—	860	—	12/5/2003	—
43	709 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
44	2839 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	627	—	—	—	627	—	627	—	12/5/2003	—
45	2906 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,814	2	—	—	1,814	2	1,816	(1)	12/5/2003	—
46	733 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,403	—	—	—	3,403	—	3,403	—	12/5/2003	—
47	2864 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,836	—	7	—	1,836	7	1,843	(6)	12/5/2003	—
48	2850 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	287	172	(1)	—	286	172	458	(82)	12/5/2003	—
49	2806 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
50	2838 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	4,262	—	—	—	4,262	—	4,262	—	12/5/2003	—
51	852 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
52	812 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,960	25	628	—	2,613	—	2,613	—	12/5/2003	—
53	2969 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	4,038	15	—	—	4,038	15	4,053	(10)	12/5/2003	—
54	855 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,834	—	—	—	1,834	—	1,834	—	12/5/2003	—
55	2855 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
56	865 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,846	—	—	—	1,846	—	1,846	—	12/5/2003	—
57	719 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,960	—	—	—	1,960	—	1,960	—	12/5/2003	—
58	759 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,766	3	(3)	—	1,766	—	1,766	—	12/5/2003	—
59	770 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
60	2915 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	2,579	—	—	—	2,579	—	2,579	—	12/5/2003	—
61	704 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,390	685	—	—	2,390	685	3,075	(326)	12/5/2003	—
62	822 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,795	15	(15)	—	1,795	—	1,795	—	12/5/2003	—
63	842 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,795	14	(14)	—	1,795	—	1,795	—	12/5/2003	—
64	2839 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,942	—	—	—	1,942	—	1,942	—	12/5/2003	—
65	2861 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	3,867	—	—	—	3,867	—	3,867	—	12/5/2003	—
66	619 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,401	2	12	—	1,401	14	1,415	(3)	12/5/2003	—
67	2847 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	582	303	184	—	582	487	1,069	(167)	12/5/2003	—
68	2928 Kaihikapu Street - A	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
69	2928 Kaihikapu Street - B	Honolulu	HI	Hawaii Properties	(A)	1,948	—	—	—	1,948	—	1,948	—	12/5/2003	—
70	850 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	2,682	2	(2)	—	2,682	—	2,682	—	12/5/2003	—
71	659 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	860	20	(20)	—	860	—	860	—	12/5/2003	—
72	2831 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	860	—	—	—	860	—	860	—	12/5/2003	—
73	2760 Kam Highway	Honolulu	HI	Hawaii Properties	(A)	703	—	191	—	703	191	894	(29)	12/5/2003	—
74	2965 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,140	—	—	—	2,140	—	2,140	—	12/5/2003	—
75	2814 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	1,925	—	—	—	1,925	—	1,925	—	12/5/2003	—
76	2804 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	1,775	2	—	—	1,775	2	1,777	—	12/5/2003	—
77	2833 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	601	—	—	—	601	—	601	—	12/5/2003	—
78	692 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,796	2	—	—	1,796	2	1,798	—	12/5/2003	—
79	669 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	14	62	—	1,801	76	1,877	(33)	12/5/2003	—
80	761 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,757	2	339	—	3,757	341	4,098	(35)	12/5/2003	—
81	702 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,784	3	(4)	—	1,783	—	1,783	—	12/5/2003	—
82	645 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	882	—	—	—	882	—	882	—	12/5/2003	—
83	675 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,081	—	—	—	1,081	—	1,081	—	12/5/2003	—
84	2858 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
85	2857 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	983	—	—	—	983	—	983	—	12/5/2003	—
86	2812 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,801	3	(2)	—	1,801	1	1,802	—	12/5/2003	—
87	2809 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,837	—	—	—	1,837	—	1,837	—	12/5/2003	—
88	803 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,804	—	—	—	3,804	—	3,804	—	12/5/2003	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
89	2889 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,783	5	—	—	1,783	5	1,788	—	12/5/2003	—
90	819 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	4,821	583	9	—	4,821	592	5,413	(287)	12/5/2003	—
91	830 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	25	(25)	—	1,801	—	1,801	—	12/5/2003	—
92	2831 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,272	529	55	—	1,272	584	1,856	(277)	12/5/2003	—
93	2846-A Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	2,181	954	—	—	2,181	954	3,135	(454)	12/5/2003	—
94	2816 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,009	27	—	—	1,009	27	1,036	(13)	12/5/2003	—
95	673 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
96	697 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	994	811	(4)	—	994	807	1,801	(384)	12/5/2003	—
97	808 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,279	—	(1)	—	3,278	—	3,278	(7)	12/5/2003	—
98	659 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
99	666 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	860	2	(2)	—	860	—	860	—	12/5/2003	—
100	679 Puuloa Road	Honolulu	HI	Hawaii Properties	(A)	1,807	3	(3)	—	1,807	—	1,807	—	12/5/2003	—
101	673 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	20	(20)	—	1,801	—	1,801	—	12/5/2003	—
102	2827 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
103	2826 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	3,921	—	—	—	3,921	—	3,921	—	12/5/2003	—
104	685 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
105	2844 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,960	14	(14)	—	1,960	—	1,960	—	12/5/2003	—
106	789 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,608	3	(3)	—	2,608	—	2,608	—	12/5/2003	—
107	2808 Kam Highway	Honolulu	HI	Hawaii Properties	(A)	310	—	—	—	310	—	310	—	12/5/2003	—
108	2815 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	—	287	—	287	—	12/5/2003	—
109	2821 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	—	287	—	287	—	12/5/2003	—
110	2829 Kilihau Street	Honolulu	HI	Hawaii Properties	(A)	287	—	—	—	287	—	287	—	12/5/2003	—
111	2819 Mokumoa Street - A	Honolulu	HI	Hawaii Properties	(A)	1,821	—	—	—	1,821	—	1,821	—	12/5/2003	—
112	2819 Mokumoa Street - B	Honolulu	HI	Hawaii Properties	(A)	1,816	—	—	—	1,816	—	1,816	—	12/5/2003	—
113	2879 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,789	—	—	—	1,789	—	1,789	—	12/5/2003	—
114	2927 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,778	—	—	—	1,778	—	1,778	—	12/5/2003	—
115	2833 Paa Street #2	Honolulu	HI	Hawaii Properties	(A)	1,675	—	—	—	1,675	—	1,675	—	12/5/2003	—
116	855 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,265	—	—	—	3,265	—	3,265	—	12/5/2003	—
117	2829 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,720	2	(2)	—	1,720	—	1,720	—	12/5/2003	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
118	766 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
119	2908 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,798	23	—	—	1,798	23	1,821	(3)	12/5/2003	—
120	729 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
121	739 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
122	2868 Kaihikapu Street	Honolulu	HI	Hawaii Properties	(A)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
123	660 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,783	4	(4)	—	1,783	—	1,783	—	12/5/2003	—
124	2869 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,794	—	—	—	1,794	—	1,794	—	12/5/2003	—
125	2836 Awaawaloa Street	Honolulu	HI	Hawaii Properties	(A)	1,353	—	—	—	1,353	—	1,353	—	12/5/2003	—
126	113 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	3,729	—	—	—	3,729	—	3,729	—	12/5/2003	—
127	2140 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	931	—	—	—	931	—	931	—	12/5/2003	—
128	165 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	758	—	—	—	758	—	758	—	12/5/2003	—
129	2106 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	1,568	—	228	—	1,568	228	1,796	(124)	12/5/2003	—
130	140 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,100	—	41	—	1,100	41	1,141	(9)	12/5/2003	—
131	2020 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,385	—	—	—	2,385	—	2,385	—	12/5/2003	—
132	2103 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	3,212	—	—	—	3,212	—	3,212	—	12/5/2003	—
133	1926 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,872	—	1,722	—	2,872	1,722	4,594	(709)	12/5/2003	1959
134	1931 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	3,779	—	—	—	3,779	—	3,779	—	12/5/2003	—
135	215 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,117	—	—	—	2,117	—	2,117	—	12/5/2003	—
136	207 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,024	—	—	—	2,024	—	2,024	—	12/5/2003	—
137	125 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,630	—	—	—	1,630	—	1,630	—	12/5/2003	—
138	125B Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,815	—	—	—	2,815	—	2,815	—	12/5/2003	—
139	2001 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	1,091	—	—	—	1,091	—	1,091	—	12/5/2003	—
140	2110 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	837	—	—	—	837	—	837	—	12/5/2003	—
141	142 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	2,182	—	1,576	—	2,182	1,576	3,758	(541)	12/5/2003	1972
142	2139 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	885	—	—	—	885	—	885	—	12/5/2003	—
143	2122 Kaliawa Street	Honolulu	HI	Hawaii Properties	(A)	1,365	—	—	—	1,365	—	1,365	—	12/5/2003	—
144	148 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	3,476	—	—	—	3,476	—	3,476	—	12/5/2003	—
145	151 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,956	—	48	—	1,956	48	2,004	(2)	12/5/2003	—
146	2127 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,906	—	67	—	2,906	67	2,973	(38)	12/5/2003	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
147	2144 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	2,640	—	7,594	—	2,640	7,594	10,234	(2,925)	12/5/2003	1953
148	179 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,480	—	—	—	2,480	—	2,480	—	12/5/2003	—
149	106 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	1,113	—	274	—	1,113	274	1,387	(112)	12/5/2003	1966
150	120 Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	1,953	—	1,091	—	1,953	1,091	3,044	(228)	12/5/2003	1970
151	120B Mokauea Street	Honolulu	HI	Hawaii Properties	(A)	1,953	—	—	—	1,953	—	1,953	—	12/5/2003	1970
152	231 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	752	—	—	—	752	—	752	—	12/5/2003	—
153	231B Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,539	—	—	—	1,539	—	1,539	—	12/5/2003	—
154	220 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	2,619	—	—	—	2,619	—	2,619	—	12/5/2003	—
155	150 Puuhale Road	Honolulu	HI	Hawaii Properties	(A)	4,887	—	—	—	4,887	—	4,887	—	12/5/2003	—
156	197 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,238	—	—	—	1,238	—	1,238	—	12/5/2003	—
157	2019 Kahai Street	Honolulu	HI	Hawaii Properties	(A)	1,377	—	—	—	1,377	—	1,377	—	12/5/2003	—
158	2344 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	6,709	—	—	—	6,709	—	6,709	—	12/5/2003	—
159	238 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,273	—	—	—	2,273	—	2,273	—	12/5/2003	—
160	2308 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	3,314	—	—	—	3,314	—	3,314	—	12/5/2003	—
161	2135 Auiki Street	Honolulu	HI	Hawaii Properties	(A)	825	—	—	—	825	—	825	—	12/5/2003	—
162	218 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,741	—	—	—	1,741	—	1,741	—	12/5/2003	—
163	180 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,655	—	—	—	1,655	—	1,655	—	12/5/2003	—
164	2250 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	3,862	—	—	—	3,862	—	3,862	—	12/5/2003	—
165	158 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	2,488	—	—	—	2,488	—	2,488	—	12/5/2003	—
166	2264 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	1,632	—	—	—	1,632	—	1,632	—	12/5/2003	—
167	2276 Pahounui Drive	Honolulu	HI	Hawaii Properties	(A)	1,619	—	—	—	1,619	—	1,619	—	12/5/2003	—
168	204 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,689	—	—	—	1,689	—	1,689	—	12/5/2003	—
169	228 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,865	—	—	—	1,865	—	1,865	—	12/5/2003	—
170	212 Mohonua Place	Honolulu	HI	Hawaii Properties	(A)	1,067	—	—	—	1,067	—	1,067	—	12/5/2003	—
171	214 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,864	—	593	—	1,864	593	2,457	(161)	12/5/2003	1981
172	2879 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,691	—	44	—	1,691	44	1,735	(16)	12/5/2003	—
173	2833 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,701	—	—	—	1,701	—	1,701	—	12/5/2003	—
174	1055 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,216	—	—	—	1,216	—	1,216	—	12/5/2003	—
175	2875 Paa Street	Honolulu	HI	Hawaii Properties	(A)	1,330	—	—	—	1,330	—	1,330	—	12/5/2003	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
176	1000 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	2,252	—	—	—	2,252	—	2,252	—	12/5/2003	—
177	2850 Paa Street	Honolulu	HI	Hawaii Properties	(A)	22,827	—	—	—	22,827	—	22,827	—	12/5/2003	—
178	2828 Paa Street	Honolulu	HI	Hawaii Properties	(A)	12,448	—	—	—	12,448	—	12,448	—	12/5/2003	—
179	1045 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	819	—	—	—	819	—	819	—	12/5/2003	—
180	1122 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	5,781	—	—	—	5,781	—	5,781	—	12/5/2003	—
181	2810 Paa Street	Honolulu	HI	Hawaii Properties	(A)	3,340	—	—	—	3,340	—	3,340	—	12/5/2003	—
182	2886 Paa Street	Honolulu	HI	Hawaii Properties	(A)	2,205	—	—	—	2,205	—	2,205	—	12/5/2003	—
183	2810 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	27,699	—	—	—	27,699	—	27,699	—	12/5/2003	—
184	1052 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,703	—	240	—	1,703	240	1,943	(104)	12/5/2003	—
185	1024 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,385	—	—	—	1,385	—	1,385	—	12/5/2003	—
186	1030 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	5,655	—	—	—	5,655	—	5,655	—	12/5/2003	—
187	1001 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	15,155	3,312	92	—	15,155	3,404	18,559	(1,609)	12/5/2003	—
188	944 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,219	—	—	—	1,219	—	1,219	—	12/5/2003	—
189	918 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	3,820	—	—	—	3,820	—	3,820	—	12/5/2003	—
190	2864 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,092	—	—	—	2,092	—	2,092	—	12/5/2003	—
191	1050 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,404	873	—	—	1,404	873	2,277	(416)	12/5/2003	—
192	949 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	11,568	—	—	—	11,568	—	11,568	—	12/5/2003	—
193	2855 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
194	2865 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
195	2850 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,143	—	—	—	2,143	—	2,143	—	12/5/2003	—
196	905 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	1,148	—	—	—	1,148	—	1,148	—	12/5/2003	—
197	1150 Kikowaena Street	Honolulu	HI	Hawaii Properties	(A)	2,445	—	—	—	2,445	—	2,445	—	12/5/2003	—
198	960 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	614	—	—	—	614	—	614	—	12/5/2003	—
199	1062 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,049	598	125	—	1,049	723	1,772	(294)	12/5/2003	—
200	2829 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—
201	2841 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—
202	2819 Pukoloa Street	Honolulu	HI	Hawaii Properties	(A)	2,090	—	34	—	2,090	34	2,124	(12)	12/5/2003	—
203	950 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,724	—	—	—	1,724	—	1,724	—	12/5/2003	—
204	960 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	1,933	—	—	—	1,933	—	1,933	—	12/5/2003	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
205	930 Mapunapuna Street	Honolulu	HI	Hawaii Properties	(A)	3,654	—	—	—	3,654	—	3,654	—	12/5/2003	—
206	1038 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	2,576	—	—	—	2,576	—	2,576	—	12/5/2003	—
207	1024 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	1,818	—	—	—	1,818	—	1,818	—	12/5/2003	—
208	2970 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,722	—	—	—	1,722	—	1,722	—	12/5/2003	—
209	970 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	817	—	—	—	817	—	817	—	12/5/2003	—
210	2840 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,149	—	—	—	2,149	—	2,149	—	12/5/2003	—
211	2830 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	2,146	—	—	—	2,146	—	2,146	—	12/5/2003	—
212	1027 Kikowaena Place	Honolulu	HI	Hawaii Properties	(A)	5,444	—	—	—	5,444	—	5,444	—	12/5/2003	—
213	2960 Mokumoa Street	Honolulu	HI	Hawaii Properties	(A)	1,977	—	—	—	1,977	—	1,977	—	12/5/2003	—
214	80 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	7,972	—	—	—	7,972	—	7,972	—	12/5/2003	—
215	94-240 Pupuole Street	Waipahu	HI	Hawaii Properties	(A)	717	—	—	—	717	—	717	—	12/5/2003	—
216	525 N. King Street	Honolulu	HI	Hawaii Properties	(A)	1,342	—	—	—	1,342	—	1,342	—	12/5/2003	—
217	1360 Pali Highway	Honolulu	HI	Hawaii Properties	(A)	9,170	—	161	—	9,170	161	9,331	(146)	12/5/2003	—
218	1330 Pali Highway	Honolulu	HI	Hawaii Properties	(A)	1,423	—	—	—	1,423	—	1,423	—	12/5/2003	—
219	33 S. Vineyard Boulevard	Honolulu	HI	Hawaii Properties	(A)	844	—	—	—	844	—	844	—	12/5/2003	—
220	848 Ala Lilikoi Street	Honolulu	HI	Hawaii Properties	(A)	9,426	—	—	—	9,426	—	9,426	—	12/5/2003	—
221	846 Ala Lilikoi Street	Honolulu	HI	Hawaii Properties	(A)	234	—	—	—	234	—	234	—	12/5/2003	—
222	2635 Waiwai Loop A	Honolulu	HI	Hawaii Properties	(A)	934	350	683	—	934	1,033	1,967	(355)	12/5/2003	—
223	2635 Waiwai Loop B	Honolulu	HI	Hawaii Properties	(A)	1,177	105	682	—	1,177	787	1,964	(238)	12/5/2003	—
224	120 Sand Island Access Road	Honolulu	HI	Hawaii Properties	(A)	1,132	11,307	1,452	—	1,132	12,759	13,891	(5,624)	11/23/2004	2004
225	91-222 Olai	Kapolei	HI	Hawaii Properties	(B)	2,035	—	77	—	2,035	77	2,112	(3)	6/15/2005	—
226	91-265 Hanua	Kapolei	HI	Hawaii Properties	(B)	1,569	—	—	—	1,569	—	1,569	—	6/15/2005	—
227	91-255 Hanua	Kapolei	HI	Hawaii Properties	(B)	1,230	—	35	—	1,230	35	1,265	(8)	6/15/2005	—
228	91-241 Kalaeloa	Kapolei	HI	Hawaii Properties	(B)	426	3,983	883	—	426	4,866	5,292	(2,002)	6/15/2005	1990
229	91-141 Kalaeloa	Kapolei	HI	Hawaii Properties	(B)	11,624	—	—	—	11,624	—	11,624	—	6/15/2005	—
230	91-250 Komohana	Kapolei	HI	Hawaii Properties	(B)	1,506	—	—	—	1,506	—	1,506	—	6/15/2005	—
231	91-202 Kalaeloa	Kapolei	HI	Hawaii Properties	(B)	1,722	—	326	—	1,722	326	2,048	(77)	6/15/2005	1964
232	91-080 Hanua	Kapolei	HI	Hawaii Properties	(B)	2,187	—	—	—	2,187	—	2,187	—	6/15/2005	—
233	91-027 Kaomi Loop	Kapolei	HI	Hawaii Properties	(B)	2,667	—	—	—	2,667	—	2,667	—	6/15/2005	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
234	91-185 Kalaeloa	Kapolei	HI	Hawaii Properties	(B)	1,761	—	81	—	1,761	81	1,842	(2)	6/15/2005	—
235	91-329 Kauhi	Kapolei	HI	Hawaii Properties	(B)	294	2,297	2,783	—	294	5,080	5,374	(2,165)	6/15/2005	1980
236	91-399 Kauhi	Kapolei	HI	Hawaii Properties	(B)	27,405	—	—	—	27,405	—	27,405	—	6/15/2005	—
237	91-086 Kaomi Loop	Kapolei	HI	Hawaii Properties		13,884	—	—	—	13,884	—	13,884	—	6/15/2005	—
238	91-349 Kauhi	Kapolei	HI	Hawaii Properties	(B)	649	—	—	—	649	—	649	—	6/15/2005	—
239	91-400 Komohana	Kapolei	HI	Hawaii Properties	(B)	1,494	—	—	—	1,494	—	1,494	—	6/15/2005	—
240	91-174 Olai	Kapolei	HI	Hawaii Properties	(B)	962	—	47	—	962	47	1,009	(28)	6/15/2005	—
241	91-218 Olai	Kapolei	HI	Hawaii Properties	(B)	1,622	—	62	—	1,622	62	1,684	(34)	6/15/2005	—
242	91-175 Olai	Kapolei	HI	Hawaii Properties	(B)	1,243	—	87	—	1,243	87	1,330	(32)	6/15/2005	—
243	91-210 Olai	Kapolei	HI	Hawaii Properties	(B)	706	—	—	—	706	—	706	—	6/15/2005	—
244	91-087 Hanua	Kapolei	HI	Hawaii Properties	(B)	381	—	—	—	381	—	381	—	6/15/2005	—
245	91-083 Hanua	Kapolei	HI	Hawaii Properties	(B)	716	—	—	—	716	—	716	—	6/15/2005	—
246	91-091 Hanua	Kapolei	HI	Hawaii Properties	(B)	552	—	—	—	552	—	552	—	6/15/2005	—
247	91-220 Kalaeloa	Kapolei	HI	Hawaii Properties	(B)	242	1,457	155	—	242	1,612	1,854	(677)	6/15/2005	1991
248	91-252 Kauhi	Kapolei	HI	Hawaii Properties	(B)	536	—	—	—	536	—	536	—	6/15/2005	—
249	91-259 Olai	Kapolei	HI	Hawaii Properties	(B)	2,944	—	—	—	2,944	—	2,944	—	6/15/2005	—
250	91-238 Kauhi	Kapolei	HI	Hawaii Properties	(B)	1,390	—	9,495	—	1,390	9,495	10,885	(3,594)	6/15/2005	1981
251	91-416 Komohana	Kapolei	HI	Hawaii Properties	(B)	713	—	11	—	713	11	724	(5)	6/15/2005	—
252	91-410 Komohana	Kapolei	HI	Hawaii Properties	(B)	418	—	12	—	418	12	430	(6)	6/15/2005	—
253	91-300 Hanua	Kapolei	HI	Hawaii Properties	(B)	1,381	—	18	—	1,381	18	1,399	(2)	6/15/2005	1994
254	91-171 Olai	Kapolei	HI	Hawaii Properties	(B)	218	—	13	—	218	13	231	(7)	6/15/2005	—
255	91-210 Kauhi	Kapolei	HI	Hawaii Properties	(B)	567	—	663	—	567	663	1,230	(43)	6/15/2005	1990
256	91-110 Kaomi Loop	Kapolei	HI	Hawaii Properties	(B)	1,293	—	—	—	1,293	—	1,293	—	6/15/2005	—
257	91-102 Kaomi Loop	Kapolei	HI	Hawaii Properties	(B)	1,599	—	—	—	1,599	—	1,599	—	6/15/2005	—
258	91-064 Kaomi Loop	Kapolei	HI	Hawaii Properties	(B)	1,826	—	—	—	1,826	—	1,826	—	6/15/2005	—
259	91-119 Olai	Kapolei	HI	Hawaii Properties	(B)	1,981	—	—	—	1,981	—	1,981	—	6/15/2005	—
260	91-150 Kaomi Loop	Kapolei	HI	Hawaii Properties	(B)	3,159	—	—	—	3,159	—	3,159	—	6/15/2005	—
261	Texaco Easement	Kapolei	HI	Hawaii Properties		2,657	—	—	—	2,657	—	2,657	—	6/15/2005	—
262	Tesaro 967 Easement	Kapolei	HI	Hawaii Properties		6,593	—	—	—	6,593	—	6,593	—	6/15/2005	—

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
263	AES HI Easement	Kapolei	HI	Hawaii Properties		1,250	—	—	—	1,250	—	1,250	—	6/15/2005	—
264	Other Easements & Lots	Kapolei	HI	Hawaii Properties		358	—	1,437	—	358	1,437	1,795	(682)	6/15/2005	—
265	889 Ahua Street	Honolulu	HI	Hawaii Properties	(A)	5,888	315	—	—	5,888	315	6,203	(80)	11/21/2012	—
266	951 Trails Road	Eldridge	IA	Mainland Properties	(D)	470	7,480	2,278	—	470	9,758	10,228	(3,450)	4/2/2007	1994
267	2300 North 33rd Avenue East	Newton	IA	Mainland Properties	(B)	500	13,236	117	—	500	13,353	13,853	(4,802)	9/29/2008	2008
268	3425 Maple Drive	Fort Dodge	IA	Mainland Properties	(B)	100	2,000	—	—	100	2,000	2,100	(213)	4/9/2019	2014
269	4401 112th Street	Urbandale	IA	Mainland Properties	(C)	800	3,117	—	—	800	3,117	3,917	(132)	2/25/2022	1985
270	7121 South Fifth Avenue	Pocatello	ID	Mainland Properties	(B)	400	4,201	581	—	400	4,782	5,182	(896)	1/29/2015	2007
271	2580 Technology Drive	Elgin	IL	Mainland Properties	(B)	1,500	9,068	16	(3,053)	1,067	6,464	7,531	(164)	2/25/2022	2001
272	5795 Logistics Parkway	Rockford	IL	Mainland Properties	(B)	400	3,368	—	(688)	327	2,753	3,080	(46)	2/25/2022	1998
273	1602 Vincent Drive	Sauget	IL	Mainland Properties	(C)	1,400	27,028	444	—	1,400	27,472	28,872	(676)	2/25/2022	2014
274	6 Konzen Court	Granite City	IL	Mainland Properties	(C)	900	20,268	15	—	900	20,283	21,183	(861)	2/25/2022	2001
275	1000 Knell Road	Montgomery	IL	Mainland Properties	(C)	2,101	19,258	—	—	2,101	19,258	21,359	(655)	2/25/2022	2000
276	1430 South Wolf Road	Wheeling	IL	Mainland Properties	(C)	4,702	19,641	(1)	—	4,701	19,641	24,342	(477)	2/25/2022	2003
277	1270 North Wilkening	Schaumburg	IL	Mainland Properties	(C)	2,801	7,733	23	—	2,801	7,756	10,557	(329)	2/25/2022	1996
278	4472 Technology Drive	Rockford	IL	Mainland Properties	(C)	400	5,912	—	—	400	5,912	6,312	(168)	2/25/2022	2011
279	7019 High Grove Boulevard	Burr Ridge	IL	Mainland Properties	(C)	800	1,090	—	—	800	1,090	1,890	(31)	2/25/2022	1997
280	1230 West 171st Street	Harvey	IL	Mainland Properties	(B)	800	1,673	—	—	800	1,673	2,473	(332)	1/29/2015	2004
281	5156 American Road	Rockford	IL	Mainland Properties	(B)	400	1,529	348	—	400	1,877	2,277	(396)	1/29/2015	1996
282	9215-9347 E Pendleton Pike	Lawrence	IN	Mainland Properties	(B)	3,763	34,877	1	—	3,763	34,878	38,641	(3,867)	2/14/2019	2009
283	6825 West County Road 400 North	Greenfield	IN	Mainland Properties	(D)	918	14,300	924	—	918	15,224	16,142	(1,747)	2/14/2019	2008
284	900 Commerce Parkway West Drive	Greenwood	IN	Mainland Properties	(D)	1,483	16,253	9	—	1,483	16,262	17,745	(1,802)	2/14/2019	2007
285	2482 Century Drive	Goshen	IN	Mainland Properties	(B)	840	9,061	—	—	840	9,061	9,901	(965)	4/9/2019	2005
286	3201 Bearing Drive	Franklin	IN	Mainland Properties	(D)	1,100	15,403	(2)	—	1,100	15,401	16,501	(1,914)	4/9/2019	1973
287	482 Chaney Avenue	Greenwood	IN	Mainland Properties	(C)	2,401	55,810	—	—	2,401	55,810	58,211	(1,581)	2/25/2022	2014
288	1151 South Graham Road	Greenwood	IN	Mainland Properties	(E)	7,002	108,700	—	—	7,002	108,700	115,702	(2,640)	2/25/2022	2019
289	5440 Haggerty Lane	Lafayette	IN	Mainland Properties	(C)	3,601	31,058	22	—	3,601	31,080	34,681	(754)	2/25/2022	2019
290	8951 Mirabel Road	Indianapolis	IN	Mainland Properties	(C)	3,001	36,978	—	—	3,001	36,978	39,979	(898)	2/25/2022	2014
291	17001 West Mercury Street	Gardner	KS	Mainland Properties	(D)	5,741	32,701	401	—	5,741	33,102	38,843	(1,648)	12/30/2020	2018

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
292	435 SE 70th Steet	Topeka	KS	Mainland Properties	(B)	—	3,563	120	(594)	—	3,089	3,089	(53)	2/25/2022	2006
293	22525 West 167th Street	Olathe	KS	Mainland Properties	(C)	4,301	52,183	(1)	—	4,301	52,182	56,483	(1,267)	2/25/2022	2016
294	2552 South 98th Street	Edwardsville	KS	Mainland Properties	(C)	3,601	20,988	—	—	3,601	20,988	24,589	(595)	2/25/2022	2013
295	2701 South 98th Street	Edwardsville	KS	Mainland Properties	(C)	2,701	10,998	—	—	2,701	10,998	13,699	(374)	2/25/2022	2001
296	1985 International Way	Hebron	KY	Mainland Properties	(B)	1,453	8,546	1,625	—	1,454	10,170	11,624	(1,314)	2/14/2019	1997
297	2311 South Park Road	Louisville	KY	Mainland Properties	(B)	1,600	13,119	—	—	1,600	13,119	14,719	(316)	2/25/2022	2016
298	1509 Leestown Road	Frankfort	KY	Mainland Properties	(C)	4,801	38,708	—	—	4,801	38,708	43,509	(1,097)	2/25/2022	2014
299	4555 West Highway 146	Buckner	KY	Mainland Properties	(C)	3,201	39,977	—	—	3,201	39,977	43,178	(1,133)	2/25/2022	2013
300	450 Northpointe Court	Covington	LA	Mainland Properties	(C)	1,300	26,883	—	—	1,300	26,883	28,183	(653)	2/25/2022	2015
301	209 South Bud Street	Lafayette	LA	Mainland Properties	(B)	700	4,549	41	—	700	4,590	5,290	(908)	1/29/2015	2010
302	17200 Manchac Park Lane	Baton Rouge	LA	Mainland Properties	(B)	1,700	8,860	—	—	1,700	8,860	10,560	(1,754)	1/29/2015	2014
303	11900 Trolley Lane	Beltsville	MD	Mainland Properties	(B)	8,203	23,095	—	(1,243)	7,877	22,178	30,055	(374)	2/25/2022	2000
304	4000 Principio Parkway	North East	MD	Mainland Properties	(D)	4,200	71,518	803	—	4,200	72,321	76,521	(14,290)	1/29/2015	2012
305	3466 Shippers Drive	Walker	MI	Mainland Properties	(C)	4,902	29,780	13	—	4,902	29,793	34,695	(723)	2/25/2022	2016
306	1601 Brown Road	Orion	MI	Mainland Properties	(C)	4,700	57,812	721	—	4,700	58,533	63,233	(1,447)	2/25/2022	2006
307	38401 Amrhein Road	Livonia	MI	Mainland Properties	(C)	1,400	14,778	—	—	1,400	14,778	16,178	(419)	2/25/2022	1999
308	28000 Five M Center Drive	Romulus	MI	Mainland Properties	(C)	300	8,530	(5)	—	300	8,525	8,825	(242)	2/25/2022	1997
309	3800 Midlink Drive	Kalamazoo	MI	Mainland Properties	(B)	2,630	40,599	—	—	2,630	40,599	43,229	(8,036)	1/29/2015	2014
310	10100 89th Avenue N	Maple Grove	MN	Mainland Properties	(D)	3,469	21,284	725	—	3,469	22,009	25,478	(2,581)	10/16/2018	2015
311	2427 Henry Road NW	Stewartville	MN	Mainland Properties	(C)	1,300	3,145	—	—	1,300	3,145	4,445	(89)	2/25/2022	2013
312	2401 Cram Avenue SE	Bemidji	MN	Mainland Properties	(B)	100	2,137	—	—	100	2,137	2,237	(423)	1/29/2015	2013
313	5501 Providence Hill Drive	St. Joseph	MO	Mainland Properties	(B)	400	3,500	26	—	402	3,524	3,926	(383)	4/9/2019	2014
314	3502 Enterprise Avenue	Joplin	MO	Mainland Properties	(B)	1,380	12,121	34	—	1,380	12,155	13,535	(1,292)	4/9/2019	2014
315	5703 Mitchell Avenue	St. Joseph	MO	Mainland Properties	(C)	1,600	19,085	65	—	1,600	19,150	20,750	(812)	2/25/2022	2000
316	10551 N Congress Avenue	Kansas City	MO	Mainland Properties	(C)	600	13,538	—	—	600	13,538	14,138	(329)	2/25/2022	2014
317	831 Lone Star Drive	O'Fallon	MO	Mainland Properties	(C)	1,200	7,304	—	—	1,200	7,304	8,504	(248)	2/25/2022	1989
318	2901 E Heartland Drive	Liberty	MO	Mainland Properties	(C)	1,100	6,886	—	—	1,100	6,886	7,986	(234)	2/25/2022	1997
319	110 Stanbury Industrial Drive	Brookfield	MO	Mainland Properties	(B)	200	1,859	—	—	200	1,859	2,059	(368)	1/29/2015	2012
320	12385 Crossroad Drive	Olive Branch	MS	Mainland Properties	(E)	3,301	61,763	—	—	3,301	61,763	65,064	(1,750)	2/25/2022	2012

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
321	8644 Polk Lane	Olive Branch	MS	Mainland Properties	(C)	900	20,171	—	—	900	20,171	21,071	(490)	2/25/2022	2011
322	440 US Highway 49 South	Richland	MS	Mainland Properties	(C)	200	2,329	—	—	200	2,329	2,529	(99)	2/25/2022	1986
323	105 Business Park Drive	Ridgeland	MS	Mainland Properties	(C)	500	1,949	8	—	500	1,957	2,457	(83)	2/25/2022	1988
324	590 Assembly Court	Fayetteville	NC	Mainland Properties	(B)	700	9,410	1	(2,328)	540	7,243	7,783	(147)	2/25/2022	1996
325	4350 Fortune Ave NW	Concord	NC	Mainland Properties	(C)	4,401	53,085	—	—	4,401	53,085	57,486	(1,290)	2/25/2022	2017
326	4690 Global Avenue NW	Concord	NC	Mainland Properties	(C)	4,601	45,793	—	—	4,601	45,793	50,394	(1,112)	2/25/2022	2015
327	6538 & 6526 Judge Adams Road	Whitsett	NC	Mainland Properties	(E)	2,501	46,343	—	—	2,501	46,343	48,844	(1,125)	2/25/2022	2019
328	4040 Business Park Court	Winston Salem	NC	Mainland Properties	(C)	800	8,411	—	—	800	8,411	9,211	(238)	2/25/2022	2001
329	628 Patton Avenue	Asheville	NC	Mainland Properties		500	1,514	—	—	500	1,514	2,014	(300)	1/29/2015	1987
330	3900 NE 6th Street	Minot	ND	Mainland Properties	(B)	700	3,223	—	—	700	3,223	3,923	(638)	1/29/2015	2013
331	7130 Q Street	Omaha	NE	Mainland Properties	(B)	1,600	7,390	1	(2,138)	1,220	5,633	6,853	(114)	2/25/2022	1997
332	1415 West Commerce Way	Lincoln	NE	Mainland Properties	(B)	2,200	8,518	388	—	2,200	8,906	11,106	(1,784)	1/29/2015	1971
333	52 Pettengill Road	Londonderry	NH	Mainland Properties	(D)	5,871	43,335	7	—	5,871	43,342	49,213	(4,618)	4/9/2019	2015
334	1135 Easton Avenue	Franklin Township	NJ	Mainland Properties		3,601	5,564	5	—	3,601	5,569	9,170	(236)	2/25/2022	1969
335	584 US Highway 130	Trenton	NJ	Mainland Properties	(E)	70,422	62,639	—	—	70,422	62,639	133,061	(1,521)	2/25/2022	2017
336	725 Darlington Avenue	Mahwah	NJ	Mainland Properties	(D)	8,492	9,451	1,796	—	8,492	11,247	19,739	(2,515)	4/9/2014	1999
337	309 Dulty's Lane	Burlington	NJ	Mainland Properties	(D)	1,600	51,400	(1)	—	1,600	51,399	52,999	(10,174)	1/29/2015	2001
338	7000 West Post Road	Las Vegas	NV	Mainland Properties	(D)	4,230	13,472	246	—	4,230	13,718	17,948	(1,738)	4/9/2019	2010
339	2375 East Newlands Road	Fernley	NV	Mainland Properties	(B)	1,100	17,314	286	—	1,100	17,600	18,700	(3,523)	1/29/2015	2007
340	158 West Yard Road	Feura Bush	NY	Mainland Properties	(B)	1,870	7,931	73	—	1,870	8,004	9,874	(1,482)	4/9/2019	1989
341	3779 Lake Shore Road	Hamburg	NY	Mainland Properties	(C)	2,701	38,186	18	—	2,701	38,204	40,905	(927)	2/25/2022	2016
342	1289 Walden Avenue	Cheektowaga	NY	Mainland Properties	(C)	600	6,314	—	—	600	6,314	6,914	(268)	2/25/2022	2001
343	4 Liebich Lane	Halfmoon	NY	Mainland Properties	(C)	400	8,521	—	—	400	8,521	8,921	(207)	2/25/2022	2011
344	55 Commerce Avenue	Albany	NY	Mainland Properties	(B)	1,000	10,105	180	—	1,000	10,285	11,285	(2,059)	1/29/2015	2013
345	32150 Just Imagine Drive	Avon	OH	Mainland Properties	(B)	2,200	23,280	—	—	2,200	23,280	25,480	(7,906)	5/29/2009	1996
346/347/348	1580, 1590 & 1600 Williams Road	Columbus	OH	Mainland Properties	(B)	2,060	29,143	—	—	2,060	29,143	31,203	(3,621)	4/9/2019	1992
349	7303 Rickenbacker Parkway West	Columbus	OH	Mainland Properties	(D)	1,491	27,407	—	—	1,491	27,407	28,898	(1,196)	6/21/2021	2020
350	3245 Henry Road and 3185 Columbia Road	Richfield	OH	Mainland Properties	(B)	2,499	21,640	19	—	2,501	21,657	24,158	(611)	2/25/2022	2005

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
351	8341 Industrial Parkway	Plain City	OH	Mainland Properties	(E)	6,702	97,563	—	—	6,702	97,563	104,265	(2,369)	2/25/2022	2020
352	201 Exploration Drive	Monroe	OH	Mainland Properties	(E)	1,801	38,868	—	—	1,801	38,868	40,669	(944)	2/25/2022	2014
353	9780 Mopar Drive	Streetsboro	OH	Mainland Properties	(C)	2,701	26,021	—	—	2,701	26,021	28,722	(737)	2/25/2022	2011
354	2465 Fontaine Street	Kenton	OH	Mainland Properties	(C)	1,000	19,323	—	—	1,000	19,323	20,323	(469)	2/25/2022	2017
355	4651 Prosper Drive	Stow	OH	Mainland Properties	(C)	1,400	30,772	—	—	1,400	30,772	32,172	(747)	2/25/2022	2017
356	747 Mill Park Drive	Lancaster	OH	Mainland Properties	(C)	1,400	17,609	—	—	1,400	17,609	19,009	(428)	2/25/2022	2019
357	9667 Inter-Ocean Drive	West Chester Twp.	OH	Mainland Properties	(C)	1,300	10,880	—	—	1,300	10,880	12,180	(370)	2/25/2022	1999
358	5313 Majestic Parkway	Bedford Heights	OH	Mainland Properties	(C)	1,100	8,107	15	—	1,100	8,122	9,222	(345)	2/25/2022	1998
359	1115 Regina Graeter Way	Cincinnati	OH	Mainland Properties	(C)	700	7,908	—	—	700	7,908	8,608	(192)	2/25/2022	2015
360	4170 Columbia Road	Lebanon	OH	Mainland Properties	(C)	400	9,841	3	—	403	9,841	10,244	(239)	2/25/2022	2011
361	1415 Industrial Drive	Chillicothe	OH	Mainland Properties	(B)	1,200	3,265	—	—	1,200	3,265	4,465	(646)	1/29/2015	2012
362	200 Orange Point Drive	Lewis Center	OH	Mainland Properties	(B)	1,300	8,613	162	—	1,301	8,774	10,075	(1,776)	1/29/2015	2013
363	301 Commerce Drive	South Point	OH	Mainland Properties	(B)	600	4,530	(1)	—	601	4,528	5,129	(898)	1/29/2015	2013
364	5300 Centerpoint Parkway	Groveport	OH	Mainland Properties	(D)	2,700	29,863	68	—	2,700	29,931	32,631	(5,926)	1/29/2015	2014
365	2701 S.W. 18TH Street	Oklahoma City	OK	Mainland Properties	(B)	2,401	18,865	(1)	(5,675)	1,760	13,830	15,590	(200)	2/25/2022	2011
366	8000 Mid America Blvd.	Oklahoma City	OK	Mainland Properties	(B)	900	12,813	—	(1,814)	781	11,118	11,899	(187)	2/25/2022	2017
367	1414 South Council Road	Oklahoma City	OK	Mainland Properties	(C)	5,002	39,952	—	—	5,002	39,952	44,954	(970)	2/25/2022	2017
368	6101 SW 44th Street	Oklahoma City	OK	Mainland Properties	(C)	2,401	13,868	—	—	2,401	13,868	16,269	(337)	2/25/2022	2020
369	2759 North Garnett Road	Tulsa	OK	Mainland Properties	(C)	800	4,879	—	—	800	4,879	5,679	(118)	2/25/2022	2008
370	2820 State Highway 31	McAlester	OK	Mainland Properties	(B)	581	2,237	4,582	—	581	6,819	7,400	(1,050)	1/29/2015	2012
371	1729 Pennsylvania Avenue	Monaca	PA	Mainland Properties	(B)	1,200	13,257	—	(2,173)	1,020	11,264	12,284	(384)	2/25/2022	1977
372	101 North Campus Drive	Imperial	PA	Mainland Properties	(C)	3,801	26,700	—	—	3,801	26,700	30,501	(649)	2/25/2022	2015
373	231 Theater Drive	Altoona	PA	Mainland Properties	(C)	1,400	9,864	—	—	1,400	9,864	11,264	(279)	2/25/2022	2013
374	700 Marine Drive	Rock Hill	SC	Mainland Properties	(B)	820	8,381	798	—	820	9,179	9,999	(1,144)	4/9/2019	1986
375	1990 Hood Road	Greer	SC	Mainland Properties	(B)	400	10,702	(1)	—	400	10,701	11,101	(1,140)	4/9/2019	2015
376	7410 Magi Drive	Hanahan	SC	Mainland Properties	(B)	2,401	31,029	—	—	2,401	31,029	33,430	(1,052)	2/25/2022	2001
377	6850 Weber Boulevard	Charleston	SC	Mainland Properties	(B)	11,604	44,602	—	(12,228)	9,079	34,899	43,978	(503)	2/25/2022	2018
378	1892 Anfield Road	North Charleston	SC	Mainland Properties	(B)	4,001	21,179	1	(3,822)	3,394	17,965	21,359	(259)	2/25/2022	2017
379	7409 Magi Drive	Hanahan	SC	Mainland Properties	(B)	1,801	13,651	—	(1,389)	1,639	12,424	14,063	(209)	2/25/2022	2004

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
380	1103 Powderhouse Road SE	Aiken	SC	Mainland Properties	(C)	1,200	36,140	—	—	1,200	36,140	37,340	(878)	2/25/2022	2017
381	3058 Lakemont Blvd	Ft. Mill	SC	Mainland Properties	(C)	2,901	33,304	20	—	2,901	33,324	36,225	(809)	2/25/2022	2008
382	510 John Dodd Road	Spartanburg	SC	Mainland Properties	(D)	3,300	57,998	419	—	3,301	58,416	61,717	(11,548)	1/29/2015	2012
383	996 Paragon Way	Rock Hill	SC	Mainland Properties	(B)	2,334	35,920	(2)	—	2,334	35,918	38,252	(7,109)	1/29/2015	2014
384	5001 West Del(B) Street	Sioux Falls	SD	Mainland Properties	(B)	2,570	14,832	—	—	2,570	14,832	17,402	(1,580)	4/9/2019	2016
385	5025 Tuggle Road	Memphis	TN	Mainland Properties	(C)	1,400	31,520	—	—	1,400	31,520	32,920	(893)	2/25/2022	1994
386	900 Hutchinson Place	Lebanon	TN	Mainland Properties	(C)	2,601	31,582	—	—	2,601	31,582	34,183	(1,342)	2/25/2022	1993
387	6023 Century Oaks Drive	Chattanooga	TN	Mainland Properties	(C)	500	5,759	15	—	500	5,774	6,274	(245)	2/25/2022	2002
388	3774 Snyder Road	Kodak	TN	Mainland Properties	(C)	3,201	30,564	—	—	3,201	30,564	33,765	(742)	2/25/2022	2021
389	4836 Hickory Hill Road	Memphis	TN	Mainland Properties	(D)	1,402	10,769	1,625	—	1,403	12,393	13,796	(2,494)	12/23/2014	1984
390	2020 Joe B. Jackson Parkway	Murfreesboro	TN	Mainland Properties	(D)	7,500	55,259	299	—	7,500	55,558	63,058	(10,987)	1/29/2015	2012
391	2500, 2526 and 2614 Big Town Boulevard	Mesquite	TX	Mainland Properties		2,319	—	10,015	—	2,319	10,015	12,334	—	5/7/2021	—
392	11501 Wilkinson Drive	El Paso	TX	Mainland Properties	(B)	2,401	19,665	(1)	(2,259)	2,155	17,651	19,806	(358)	2/25/2022	2005
393	5005 Samuell Blvd.	Mesquite	TX	Mainland Properties	(C)	6,366	62,879	2,458	—	6,366	65,337	71,703	(1,672)	2/25/2022	2017
394	2701 Texas Longhorn Way	Ft. Worth	TX	Mainland Properties	(E)	9,303	42,504	78	—	9,303	42,582	51,885	(1,032)	2/25/2022	2015
395	2000 Luna Road	Carrollton	TX	Mainland Properties	(C)	1,801	25,816	31	—	1,801	25,847	27,648	(732)	2/25/2022	2008
396	21200 Spring Plaza Drive	Spring	TX	Mainland Properties	(C)	2,701	29,832	—	—	2,701	29,832	32,533	(845)	2/25/2022	2013
397	502 West Independence Drive	Edinburg	TX	Mainland Properties	(C)	800	19,673	—	—	800	19,673	20,473	(478)	2/25/2022	2011
398	800 Lindale Industrial Parkway	Lindale	TX	Mainland Properties	(C)	800	18,947	692	—	800	19,639	20,439	(509)	2/25/2022	2014
399	685 Alliance Parkway	Hewitt	TX	Mainland Properties	(C)	800	23,207	—	—	800	23,207	24,007	(658)	2/25/2022	2012
400	16211 Air Center Boulevard	Houston	TX	Mainland Properties	(C)	1,600	13,529	—	—	1,600	13,529	15,129	(329)	2/25/2022	2005
401	246 Glasson Drive	Corpus Christi	TX	Mainland Properties	(C)	—	9,596	—	—	—	9,596	9,596	(233)	2/25/2022	2011
402	985 Kershaw Street	Ogden	UT	Mainland Properties	(B)	2,301	13,994	—	(1,903)	2,032	12,360	14,392	(178)	2/25/2022	2019
403	1095 South 4800 West	Salt Lake City	UT	Mainland Properties	(B)	1,500	6,913	20	—	1,500	6,933	8,433	(1,376)	1/29/2015	2012
404	8800 Studley Road	Mechanicsville	VA	Mainland Properties	(C)	1,100	10,813	16	—	1,100	10,829	11,929	(460)	2/25/2022	1988
405	1935 Blue Hills Drive	Roanoke	VA	Mainland Properties	(C)	1,300	13,908	—	—	1,300	13,908	15,208	(394)	2/25/2022	2013
406	3736 Tom Andrews Road	Roanoke	VA	Mainland Properties	(C)	600	9,273	—	—	600	9,273	9,873	(263)	2/25/2022	1996
407	2300 Westmoreland Street	Richmond	VA	Mainland Properties	(C)	600	6,109	—	—	600	6,109	6,709	(208)	2/25/2022	2004
408	1122 Stony Ridge Road	Charlottesville	VA	Mainland Properties	(C)	2,101	6,051	—	—	2,101	6,051	8,152	(147)	2/25/2022	1998

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

						Initial Cost to				Gross Amount Carried at
						Company		Costs		Close of Period(4)
							Buildings	Capitalized			Buildings				Original
							and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
	Property	Location	State	Property Type	Encumbrances(1)	Land	Equipment	Acquisition	Writedowns(2)	Land	Equipment	Total(2)	Depreciation(3)	Acquired	Date
409	1901 Meadowville Technology Parkway	Chester	VA	Mainland Properties	(D)	4,000	67,511	170	—	4,000	67,681	71,681	(13,383)	1/29/2015	2012
410	635 Community Drive	South Burlington	VT	Mainland Properties	(C)	10,003	38,560	—	—	10,003	38,560	48,563	(936)	2/25/2022	2021
411	2000 South Walnut Street	Burlington	WA	Mainland Properties	(E)	8,603	22,749	—	—	8,602	22,750	31,352	(552)	2/25/2022	2015
412	5300 International Drive	Cudahy	WI	Mainland Properties	(C)	1,801	17,367	38	—	1,801	17,405	19,206	(422)	2/25/2022	2001
413	3383 Spirit Way	Green Bay	WI	Mainland Properties	(C)	601	9,346	—	—	601	9,346	9,947	(227)	2/25/2022	2013
						$1,132,989	$4,064,666	$71,482	(93,029)	$1,117,779	$4,058,329	5,176,108	(273,467)
(1)    Represents mortgage notes and includes the unamortized balance of debt issuance costs totaling $45,862. Certain of our properties are encumbered as follows:

	Encumbrance	Undepreciated Cost
(A) - 186 properties encumbered by one mortgage loan	$646,669	$506,264
(B) - 104 properties encumbered by the ILPT Floating Rate Loan	1,216,078	1,170,474
(C) - 82 properties encumbered by the Floating Rate Loan	1,381,687	1,956,835
(D) - 17 properties encumbered by the Fixed Rate Loan	694,704	613,138
(E) - 11 properties encumbered by mortgages	305,363	845,100
	$4,244,501	$5,091,811
(2)    Excludes value of real estate intangibles.
(3)    Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.
(4)    The total aggregate cost for U.S. federal income tax purposes is approximately $5,720,412.

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2019	$2,335,964	$(131,468)
Additions	109,020	(43,821)
Disposals	(635,914)	33,883
Balance at December 31, 2020	1,809,070	(141,406)
Additions	129,724	(32,389)
Disposals	(189,961)	6,305
Balance at December 31, 2021	1,748,833	(167,490)
Additions	3,520,563	(106,236)
Disposals	(259)	259
Impairments	(93,029)	—
Balance at December 31, 2022	$5,176,108	$(273,467)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy President and Chief Operating Officer

Dated: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yael Duffy	President and Chief Operating Officer	February 14, 2023
Yael Duffy

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (principal financial	February 14, 2023
Brian E. Donley	officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 14, 2023
Adam D. Portnoy

/s/ Matthew P. Jordan	Managing Trustee	February 14, 2023
Matthew P. Jordan

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 14, 2023
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 14, 2023
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 14, 2023
Joseph L. Morea

/s/ Kevin C. Phelan	Independent Trustee	February 14, 2023
Kevin C. Phelan

/s/ June S. Youngs	Independent Trustee	February 14, 2023
June S. Youngs