Form 10-Q
period 2023-03-31
Industrial Logistics Properties Trust
filed 2023-04-25
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 21, 2023: 65,565,969

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

March 31, 2023

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$1,116,561	$1,117,779
Buildings and improvements	4,061,589	4,058,329
Total real estate properties, gross	5,178,150	5,176,108
Accumulated depreciation	(304,581)	(273,467)
Total real estate properties, net	4,873,569	4,902,641
Investment in unconsolidated joint venture	127,329	124,358
Acquired real estate leases, net	282,947	297,445
Cash and cash equivalents	61,250	48,261
Restricted cash	83,909	92,519
Rents receivable, including straight line rents of $84,472 and $80,710, respectively	111,014	107,011
Other assets, net	94,958	103,931
Total assets	$5,634,976	$5,676,166

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,245,651	$4,244,501
Accounts payable and other liabilities	75,937	73,547
Assumed real estate lease obligations, net	21,439	22,523
Due to related persons	5,774	4,824
Total liabilities	4,348,801	4,345,395

Commitments and contingencies:

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,565,969 and 65,568,145 shares issued and outstanding, respectively	656	656
Additional paid in capital	1,014,585	1,014,201
Cumulative net income	92,376	117,185
Cumulative other comprehensive income	14,885	21,903
Cumulative common distributions	(363,877)	(363,221)
Total equity attributable to common shareholders	758,625	790,724
Total equity attributable to noncontrolling interest	527,550	540,047
Total equity	1,286,175	1,330,771
Total liabilities and equity	$5,634,976	$5,676,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Rental income	$110,258	$71,375

Expenses:
Real estate taxes	16,467	9,436
Other operating expenses	9,318	6,772
Depreciation and amortization	45,457	22,878
General and administrative	7,907	6,077
Total expenses	79,149	45,163

Interest and other income	1,146	478
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $6,713 and $20,321, respectively)	(70,771)	(40,999)
Loss on sale of real estate	(974)	—
Realized gain on equity securities	—	1,232
Unrealized gain on equity securities	—	2,460
Loss on early extinguishment of debt	—	(828)
Loss before income tax expense and equity in earnings of unconsolidated joint venture	(39,490)	(11,445)
Income tax expense	(17)	(69)
Equity in earnings of unconsolidated joint venture	3,961	1,727
Net loss	(35,546)	(9,787)
Net loss attributable to noncontrolling interest	10,737	3,273
Net loss attributable to common shareholders	$(24,809)	$(6,514)

Other comprehensive income:
Unrealized (loss) gain on derivatives	(8,778)	5,632
Less: unrealized gain (loss) on derivatives attributable to noncontrolling interest	1,760	(1,724)
Other comprehensive (loss) income attributable to common shareholders	(7,018)	3,908
Comprehensive loss attributable to common shareholders	$(31,827)	$(2,606)

Weighted average common shares outstanding - basic and diluted	65,309	65,212

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.38)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity	Total Equity
	Number of		Additional		Other	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(24,809)	—	—	(24,809)	(10,737)	(35,546)
Share grants	—	—	388	—	—	—	388	—	388
Share repurchases	(976)	—	(3)	—	—	—	(3)	—	(3)
Share forfeitures	(1,200)	—	(1)	—	—	—	(1)	—	(1)
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Net current period other comprehensive loss	—	—	—	—	(7,018)	—	(7,018)	(1,760)	(8,778)
Balance at March 31, 2023	65,565,969	$656	$1,014,585	$92,376	$14,885	$(363,877)	$758,625	$527,550	$1,286,175

Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net loss	—	—	—	(6,514)	—	—	(6,514)	(3,273)	(9,787)
Share grants	—	—	407	—	—	—	407	—	407
Share repurchases	(333)	—	(7)	—	—	—	(7)	—	(7)
Share forfeitures	(400)	—	(1)	—	—	—	(1)	—	(1)
Distributions to common shareholders	—	—	—	—	—	(21,584)	(21,584)	—	(21,584)
Net current period other comprehensive income	—	—	—	—	3,908	—	3,908	1,724	5,632
Contributions from noncontrolling interest	—	—	—	—	—	—	—	591,268	591,268
Balance at March 31, 2022	65,403,859	$654	$1,012,622	$337,394	$3,908	$(340,328)	$1,014,250	$589,719	$1,603,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,546)	$(9,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,224	14,992
Net amortization of debt issuance costs, premiums and discounts	6,713	20,320
Amortization of acquired real estate leases and assumed real estate lease obligations	13,414	7,223
Amortization of deferred leasing costs	559	361
Unrealized gain on equity securities	—	(2,460)
Realized gain on sale of equity securities	—	(1,232)
Straight line rental income	(3,762)	(1,156)
Loss on early extinguishment of debt	—	828
Loss on sale of real estate	974	—
Proceeds from settlement of derivatives	(12,976)	—
Other non-cash expenses	6,532	696
Distributions of earnings from unconsolidated joint venture	990	1,320
Equity in earnings of unconsolidated joint venture	(3,961)	(1,727)
Change in assets and liabilities:
Rents receivable	(242)	(1,309)
Deferred leasing costs	(2,401)	(3,226)
Other assets	(5,048)	(15,018)
Accounts payable and other liabilities	366	22,502
Rents collected in advance	3,357	19,646
Security deposits	24	729
Due to related persons	950	3,937
Net cash provided by operating activities	1,167	56,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(3,557,602)
Real estate improvements	(3,784)	(618)
Proceeds from sale of marketable securities	—	115,735
Proceeds from settlement of derivatives	12,976	—
Proceeds from sale of real estate	243	—
Net cash provided by (used in) investing activities	9,435	(3,442,485)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	—	2,100,000
Repayment of mortgage notes payable	(5,530)	(1,782)
Proceeds from secured bridge loan facility	—	1,385,158
Borrowings under revolving credit facility	—	3,000
Repayments of revolving credit facility	—	(185,000)
Payment of debt issuance costs	(34)	(89,354)
Distributions to common shareholders	(656)	(21,584)
Proceeds from sale of noncontrolling interest, net	—	587,440
Repurchase of common shares	(3)	—
Net cash (used in) provided by financing activities	(6,223)	3,777,878

Increase in cash, cash equivalents and restricted cash	4,379	392,032
Cash, cash equivalents and restricted cash at beginning of period	140,780	29,397
Cash, cash equivalents and restricted cash at end of period	$145,159	$421,429

SUPPLEMENTAL DISCLOSURES:
Interest paid	$68,600	$13,021
Income taxes paid	$—	$57
Interest capitalized	$142	$3

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$—	$323,432
Real estate improvements accrued not paid	$2,092	$821

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$(323,432)
Increase in deferred financing fees	$—	$14,537

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$61,250	$275,075
Restricted cash (1)	83,909	146,354
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$145,159	$421,429
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company, ILPT, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, and assessment of impairment of real estate and related intangibles.
Note 2. Real Estate Investments

As of March 31, 2023, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 187 industrial properties containing approximately 43,254,000 rentable square feet located in 38 other states, or our Mainland Properties, which included 94 properties owned by a consolidated joint venture in which we own a 61% equity interest. As of March 31, 2023, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.
We incurred capital expenditures and leasing costs at certain of our properties of $4,931 and $3,765 during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we committed $1,937 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 1,143,000 square feet. Committed, but unspent, tenant related obligations based on existing leases as of March 31, 2023 were $25,054, of which $8,365 is expected to be spent during the next 12 months.
In March 2023, we received gross proceeds of $270 and recorded a $974 net loss on sale of real estate as a result of a partial eminent domain taking at a property in Everett, Washington.
Joint Venture Activities
As of March 31, 2023, we had equity investments in our joint ventures that consisted of the following:

			ILPT Carrying Value
		ILPT	of Investment	Number of		Square
Joint Venture	Presentation	Ownership	at March 31, 2023	Properties	Location	Feet
Mountain Industrial REIT LLC	Consolidated	61%	N/A	94	Various	20,980,661
The Industrial Fund REIT LLC	Unconsolidated	22%	$127,329	18	Various	11,726,137

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Consolidated Joint Venture - Mountain Industrial REIT LLC:
We own a 61% equity interest in Mountain Industrial REIT LLC, or our consolidated joint venture. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2023 and for the period from this joint venture’s formation date, February 25, 2022, to March 31, 2022. The portion of this joint venture's net loss not attributable to us, or $10,728 and $3,261, for the three months ended March 31, 2023 and for the period from February 25, 2022 to March 31, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). This joint venture made no distributions for the three months ended March 31, 2023 or for the period from February 25, 2022 to March 31, 2022. As of March 31, 2023, this joint venture had total assets of $3,064,043 and total liabilities of $1,721,021.
Unconsolidated Joint Venture - The Industrial Fund REIT LLC:
We own a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $3,961 and $1,727 for the three months ended March 31, 2023 and 2022, respectively, as equity in earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $990 and $1,320 during the three months ended March 31, 2023 and 2022, respectively.
Consolidated Tenancy in Common:
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net loss not attributable to us, or $9 and $12, for the three months ended March 31, 2023 and for the period from February 25, 2022 to March 31, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss).
See Notes 4, 5, 8, 9 and 10 for more information regarding these joint ventures.
Note 3. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in their respective leases; therefore, we have determined to evaluate our leases as lease arrangements.
We recognize rental income from operating leases on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $3,762 and $1,156 to record revenue on a straight line basis during the three months ended March 31, 2023 and 2022, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $21,099 and $12,380 for the three months ended March 31, 2023 and 2022, respectively.
Right of use assets and lease liabilities. Three of our properties are subject to ground leases and we are also the lessee under a lease for one office property, which we assumed as part of our acquisition of Monmouth Real Estate Investment Corporation, or MNR, in February 2022. For these leases under which we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. The values of our right of use assets and related liabilities representing our future obligations under the lease arrangements under which we are the lessee were $4,976 and $5,046, respectively, as of March 31, 2023, and $5,084 and $5,149, respectively, as of December 31, 2022. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

condensed consolidated balance sheets. We have a sublease for a portion of the MNR lease that expires on December 30, 2029. Rent expense incurred under the MNR lease, net of sublease revenue, if any, was $101 for three months ended March 31, 2023 and $87 for the period from February 25, 2022 to March 31, 2022. Rent expense is included in general and administrative expense in our condensed consolidated statements of comprehensive income (loss).
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under, or renew, the ground lease in order to protect our investment in the affected property.
Tenant Concentration
Subsidiaries of FedEx Corporation, or FedEx, accounted for $34,787, or 31.6% and $13,468, or 18.9% of our rental income for the three months ended March 31, 2023 and 2022, respectively. In addition, subsidiaries of Amazon.com, Inc., or Amazon, accounted for $7,515, or 6.8% and $5,615, or 7.9% of our rental income for the three months ended March 31, 2023 and 2022, respectively.
Geographic Concentration
For the three months ended March 31, 2023 and 2022, approximately 27.4% and 37.4%, respectively, of our rental income was from our Hawaii Properties.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 4. Indebtedness

As of March 31, 2023, our outstanding indebtedness consisted of the following:

							Net Book
							Value
			Principal Balance as of				of Collateral
			March 31,	December 31,	Interest		At March 31,
Entity	Type	Secured By:	2023 (1)	2022 (1)	Rate	Maturity	2023
ILPT	Floating Rate - Interest only	104 Properties	$1,235,000	$1,235,000	6.18%	10/09/24	$1,064,535
ILPT	Fixed Rate - Interest only	186 Properties	650,000	650,000	4.31%	02/07/29	490,194
ILPT	Fixed Rate - Interest only	17 Properties	700,000	700,000	4.42%	03/09/32	515,084
Mountain JV (2)	Floating Rate - Interest only	82 Properties	1,400,000	1,400,000	6.17%	03/09/24	1,895,603
Mountain JV (2)	Fixed Rate - Amortizing	One Property	13,034	13,556	3.76%	10/01/28	62,799
Mountain JV (2)	Fixed Rate - Amortizing	One Property	4,720	4,865	3.77%	04/01/30	39,447
Mountain JV (2)	Fixed Rate - Amortizing	One Property	4,992	5,145	3.85%	04/01/30	39,447
Mountain JV (2)	Fixed Rate - Amortizing	One Property	13,987	14,392	3.56%	09/01/30	50,554
Mountain JV (2)	Fixed Rate - Amortizing	One Property	12,368	12,691	3.67%	05/01/31	29,419
Mountain JV (2)	Fixed Rate - Amortizing	One Property	13,842	14,144	4.14%	07/01/32	44,460
Mountain JV (2)	Fixed Rate - Amortizing	One Property	30,376	30,949	4.02%	10/01/33	86,555
Mountain JV (2)	Fixed Rate - Amortizing	One Property	42,432	43,219	4.13%	11/01/33	131,092
Mountain JV (2)	Fixed Rate - Amortizing	One Property	25,744	26,175	3.10%	06/01/35	47,387
Mountain JV (2)	Fixed Rate - Amortizing	One Property	41,425	42,087	2.95%	01/01/36	101,199
Mountain JV (2)	Fixed Rate - Amortizing	One Property	45,553	46,109	4.27%	11/01/37	112,286
Mountain JV (2)	Fixed Rate - Amortizing	One Property	51,360	52,031	3.25%	01/01/38	115,824
	Total indebtedness		$4,284,833	$4,290,363			$4,825,885
	Unamortized debt issuance costs		(39,182)	(45,862)
	Total indebtedness, net		$4,245,651	$4,244,501

(1)The principal balances are the amounts stated in contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)Mountain JV is our consolidated joint venture in which we own a 61% equity interest. See Notes 2, 5, 8, 9 and 10 for more information regarding this joint venture.

Our $1,235,000 interest only floating rate loan, secured by 104 of our properties, or the ILPT Floating Rate Loan, matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. The interest rate payable on the ILPT Floating Rate Loan as of March 31, 2023 and the weighted average interest rate for the three months ended March 31, 2023 were both 6.18%. Subject to the satisfaction of certain conditions, we have the option to prepay up to $247,000 of the ILPT Floating Rate Loan at par with no premium, and to prepay the balance of the ILPT Floating Rate Loan in full or in part at any time, subject to a premium, and beginning in October 2023, without a premium.
Our $1,400,000 interest only floating rate loan, secured by 82 properties owned by our consolidated joint venture, or the Floating Rate Loan, matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 3.40% through the initial term of the Floating Rate Loan, plus a premium of 2.77%. The interest rate payable on the Floating Rate Loan as of March 31, 2023 was 6.17%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% for the three months ended March 31, 2023, and was 3.01% for the period from February 25, 2022 to March 31, 2022. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Floating Rate Loan at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

See Note 10 for more information regarding our interest rate caps.
The following table provides a summary of the mortgage debts of the unconsolidated joint venture:

				Principal Balance
	Interest			at March 31,
Joint Venture (Unconsolidated)	Rate		Maturity Date	2023 (1)
Mortgage notes payable (secured by one property in Florida)	3.60%	(2)	10/1/2023	$56,980
Mortgage notes payable (secured by 5 properties in four states)	5.30%		10/1/2027	97,000
Mortgage notes payable (secured by 11 other properties in eight states)	3.33%	(2)	11/7/2029	350,000
Weighted average/total	3.74%	(2)		$503,980
(1)Amounts are not adjusted for our minority interest; none of the debt is recourse to us.
(2)Includes the effect of mark to market purchase accounting.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, floating and fixed rate loans, accounts payable, rents collected in advance, interest rate caps, security deposits and amounts due from or to related persons. At March 31, 2023 and December 31, 2022, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At March 31, 2023		At December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Fixed rate loan, 3.76% interest rate, due in 2028	$13,034	$12,461	$13,556	$12,784
Fixed rate loan, 4.31% interest rate, due in 2029	646,805	464,814	646,669	592,295
Fixed rate loan, 3.77% interest rate, due in 2030	4,720	4,482	4,865	4,553
Fixed rate loan, 3.85% interest rate, due in 2030	4,992	4,753	5,145	4,829
Fixed rate loan, 3.56% interest rate, due in 2030	13,987	13,140	14,392	13,315
Fixed rate loan, 3.67% interest rate, due in 2031	12,368	11,604	12,691	11,713
Fixed rate loan, 4.42% interest rate, due in 2032	694,847	642,257	694,704	623,133
Fixed rate loan, 4.14% interest rate, due in 2032	13,842	13,163	14,144	13,182
Fixed rate loan, 4.02% interest rate, due in 2033	30,376	28,177	30,949	28,195
Fixed rate loan, 4.13% interest rate, due in 2033	42,432	39,560	43,219	39,573
Fixed rate loan, 3.10% interest rate, due in 2035	25,744	22,489	26,175	22,373
Fixed rate loan, 2.95% interest rate, due in 2036	41,425	35,696	42,087	35,444
Fixed rate loan, 4.27% interest rate, due in 2037	45,553	42,419	46,109	41,880
Fixed rate loan, 3.25% interest rate, due in 2038	51,360	44,453	52,031	43,878
	$1,641,485	$1,379,468	$1,646,736	$1,487,147
(1)Includes unamortized debt issuance costs, premiums and discounts of $8,348 and $8,627 as of March 31, 2023 and December 31, 2022, respectively.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The table below presents certain of our assets measured on a recurring and non-recurring basis at fair value at March 31, 2023 and December 31, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2023
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$127,329	$—	$—	$127,329
Interest rate cap derivatives (2)	$58,215	$—	$58,215	$—

At December 31, 2022
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$124,358	$—	$—	$124,358
Interest rate cap derivatives (2)	$73,133	$—	$73,133	$—
Non-recurring fair value measurements
Real estate properties (3)	$555,123	$—	$—	$555,123
(1)The investment in the unconsolidated joint venture reflected in our condensed consolidated balance sheet is reported at fair value based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates of between 5.25% and 7.00%, exit capitalization rates of between 4.95% and 6.00%, holding periods of approximately 10 years and market rents. Our assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Notes 2, 4, 8 and 9 for more information regarding this joint venture.
(2)Our derivative assets are carried at fair value as required by GAAP. The estimated fair values of the derivative assets are based on current market prices in secondary markets for similar derivative contracts, (Level 2 inputs). See Notes 4 and 11 for more information regarding our derivatives and hedging activities.
(3)We recorded a loss on impairment of real estate of $100,747 during the year ended December 31, 2022 to reduce the carrying value of 25 properties in our condensed consolidated balance sheet to their estimated fair value, based on third party offers (Level 3 inputs as defined in the fair value hierarchy under GAAP), due to a change in plans to sell and the reclassification of those properties from held for sale to held and used.
Note 6. Shareholders’ Equity

Common Share Purchases:
During the three months ended March 31, 2023, we purchased an aggregate of 976 of our common shares, valued at a weighted average price of $3.33 per common share, from certain former officers and employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the three months ended March 31, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distribution
January 12, 2023	January 23, 2023	February 16, 2023	$0.01	$656
On April 13, 2023, we declared a regular quarterly distribution to common shareholders of record on April 24, 2023 of $0.01 per share, or approximately $656. We expect to pay this distribution to our shareholders on or about May 18, 2023 using cash balances.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 7. Per Common Share Amounts

We calculate basic earnings per common share by dividing net loss attributable to common shareholders by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2023	2022
Numerators:
Net loss attributable to common shareholders	$(24,809)	$(6,514)
Loss attributable to unvested participating securities	3	—
Net loss attributable to common shareholder used in calculating earnings per share	$(24,806)	$(6,514)

Denominators:
Weighted average common shares for basic earnings per share	65,309	65,212
Effect of dilutive securities: unvested share awards	—	—
Weighted average common shares for diluted earnings per share (1)	65,309	65,212

Net loss attributable to common shareholders per common share - basic and diluted	$(0.38)	$(0.10)
(1)For the three months ended March 31, 2023 and 2022, 257 and 18 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because doing so would have been antidilutive.

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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $5,726 and $4,399 for the three months ended March 31, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2023 and 2022, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur any incentive fee payable to RMR for the year ended December 31, 2022. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss). RMR provides management services to our two joint ventures. See Note 9 for further information regarding our joint ventures’ management arrangements with RMR and the related impact on our management fees payable to RMR.
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,452 and $2,763 for the three months ended March 31, 2023 and 2022, respectively. Of these amounts, for the three months ended March 31, 2023 and 2022, $3,319 and $2,098, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $133 and $31, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

incurred by RMR. We reimbursed RMR $1,841 and $1,604 for these expenses and costs for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Management Agreements Between Our Joint Ventures and RMR. We have two separate joint venture arrangements, our consolidated joint venture and the unconsolidated joint venture. See Notes 2, 4, 5, 9 and 10 for further information about these joint ventures.
RMR provides management services to both of these joint ventures. We are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides to the unconsolidated joint venture. We are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding our consolidated joint venture; however, that joint venture pays management fees directly to RMR, and any such fees paid by our consolidated joint venture are credited against the fees payable by us to RMR.
See Note 9 for further information regarding our relationships, agreements and transactions with RMR.
Note 9. Related Person Transactions

We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. John G. Murray, one of our Managing Trustees until June 1, 2022 and our President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our current officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as chair of the boards and as a managing trustee or managing director of those companies. Other officers of RMR, including Messrs. Jordan and Murray and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. RMR provides management services to each of these joint ventures. See Notes 2, 4, 5, 8 and 10 for further information regarding our joint ventures and RMR’s management agreements with our joint ventures. As of December 31, 2022 and March 31, 2023, we owed $616 and $640, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheet. We paid these amounts in January 2023 and April 2023, respectively.

For further information about these and other such relationships and certain other related person transactions, see our 2022 Annual Report.

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
Cash Flow Hedges of Interest Rate Risk

As required by Accounting Standards Codification 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk as of March 31, 2023:

Interest Rate Derivative	Balance Sheet Line Item	Underlying Instrument	Number of Instruments	Strike Rate	Notional Amount	Fair Value at March 31, 2023
Interest Rate Cap	Other assets	Floating Rate Loan (1)	1	3.40%	$1,400,000	$18,386
Interest Rate Cap	Other assets	ILPT Floating Rate Loan	2	2.25%	$1,235,000	$39,829
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

	Three Months Ended March 31,
	2023	2022
Amount of (loss) gain recognized in cumulative other comprehensive income (loss)	$(3,776)	$5,375
Amount reclassified from cumulative other comprehensive income (loss) into interest expense	(5,002)	257
Unrealized (loss) gain on derivative instrument recognized in cumulative other comprehensive (loss) income, net	$(8,778)	$5,632

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2023, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet located on the island of Oahu, Hawaii, and 187 properties containing approximately 43,254,000 rentable square feet located in 38 other states. As of March 31, 2023, our 413 consolidated properties included 94 properties that we own in a consolidated joint venture in which we own a 61% equity interest, and our consolidated properties were approximately 98.7% leased to 300 different tenants with a weighted average remaining lease term (by annualized rental revenues) of approximately 8.4 years. As of March 31, 2023, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states in the mainland United States containing approximately 11,726,000 rentable square feet that were 99% leased with an average remaining lease term (based on annualized rental revenues) of 5.4 years. We define the term annualized rental revenues as used in this Quarterly Report on Form 10-Q as the annualized contractual rents as of March 31, 2023, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
Inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. These conditions have increased our cost of capital and negatively impacted our ability to reduce our leverage. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to, and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our securities to decline.
Property Operations
Occupancy data for our properties as of March 31, 2023 and 2022 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of March 31,		As of March 31,
	2023	2022	2023	2022
Total properties	413	412	287	287
Total rentable square feet (in thousands) (2)	59,983	59,736	34,012	33,991
Percent leased (3)	98.7%	98.9%	99.0%	99.3%
(1)Consists of properties that we owned continuously since January 1, 2022.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of March 31, 2023, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
The average effective rental rates per square foot, as defined below, for our properties for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
Average effective rental rates per square foot leased: (1)	2023	2022
All properties	$7.46	$6.56
Comparable properties (2)	$6.73	$6.23
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since January 1, 2022.

During the three months ended March 31, 2023, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended March 31, 2023
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	36	1,107	1,143
Weighted average rental rate change (by rentable square feet)	51.4%	13.9%	15.1%
Weighted average lease term by square feet (years)	18.0	8.6	8.9
Total leasing costs and concession commitments (1)	$160	$1,777	$1,937
Total leasing costs and concession commitments per square foot (1)	$4.44	$1.60	$1.69
Total leasing costs and concession commitments per square foot per year (1)	$0.25	$0.19	$0.19
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
As shown in the table below, approximately 2.8% of our total leased square feet and 2.9% of our total annualized rental revenues as of March 31, 2023 are included in leases scheduled to expire by December 31, 2023. As of March 31, 2023, our lease expirations by year were as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
4/1/2023-12/31/2023	27	1,678	2.8%	2.8%	$12,231	2.9%	2.9%
2024	47	6,758	11.4%	14.2%	34,041	8.1%	11.0%
2025	35	4,802	8.1%	22.3%	27,999	6.6%	17.6%
2026	25	3,851	6.5%	28.8%	25,608	6.1%	23.7%
2027	38	8,841	14.9%	43.7%	53,593	12.7%	36.4%
2028	32	5,489	9.3%	53.0%	39,325	9.3%	45.7%
2029	16	3,428	5.8%	58.8%	17,018	4.0%	49.7%
2030	15	2,334	3.9%	62.7%	19,582	4.6%	54.3%
2031	17	3,265	5.5%	68.2%	25,366	6.0%	60.3%
2032	37	3,615	6.1%	74.3%	35,200	8.3%	68.6%
Thereafter	105	15,132	25.7%	100.0%	132,443	31.4%	100.0%
Total	394	59,193	100.0%		$422,406	100.0%

Weighted average remaining lease term (in years)		7.3			8.4
(1)Leased square feet is pursuant to existing leases as of March 31, 2023 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
As of March 31, 2023, subsidiaries of FedEx and subsidiaries of Amazon leased 22.1% and 7.7% of our total leased square feet, respectively, and represented 30.1% and 6.9% of our total annualized rental revenues, respectively.
Mainland Properties. As of March 31, 2023, our Mainland Properties represented approximately 72.2% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of March 31, 2023, our Hawaii Properties represented approximately 27.8% of our annualized rental revenues. As of March 31, 2023, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
The following chart shows the annualized rental revenues as of March 31, 2023 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of March 31, 2023
Scheduled to Reset
4/1/2023-12/31/2023	$1,824
2024	1,273
2025	831
2026	1,307
2027	781
2028 and thereafter	17,202
Total	$23,218
As of March 31, 2023, $12,231, or 4.6%, of our annualized rental revenues are included in leases scheduled to expire by March 31, 2024 and 1.3% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
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
Investing Activities
In March 2023, we received gross proceeds of $270 and recorded a $974 net loss on sale of real estate as a result of a partial eminent domain taking at a property in Everett, Washington.
For further information regarding our investing activities, see Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
			$	%			$			$	%
	2023	2022	Change	Change	2023	2022	Change	2023	2022	Change	Change

Rental income	$56,563	$52,570	$3,993	7.6%	$53,695	$18,805	$34,890	$110,258	$71,375	$38,883	54.5%

Operating expenses:
Real estate taxes	7,800	7,271	529	7.3%	8,667	2,165	6,502	16,467	9,436	7,031	74.5%
Other operating expenses	5,263	4,960	303	6.1%	4,055	1,812	2,243	9,318	6,772	2,546	37.6%
Total operating expenses	13,063	12,231	832	6.8%	12,722	3,977	8,745	25,785	16,208	9,577	59.1%

Net operating income (3)	$43,500	$40,339	$3,161	7.8%	$40,973	$14,828	$26,145	84,473	55,167	29,306	53.1%

Other expenses:
Depreciation and amortization								45,457	22,878	22,579	98.7%
General and administrative								7,907	6,077	1,830	30.1%
Total other expenses								53,364	28,955	24,409	84.3%
Interest and other income								1,146	478	668	139.7%
Interest expense								(70,771)	(40,999)	(29,772)	72.6%
Loss on sale of real estate								(974)	—	(974)	—%
Realized gain on sale of equity securities								—	1,232	(1,232)	(100.0)%
Unrealized gain on equity securities								—	2,460	(2,460)	(100.0)%
Loss on early extinguishment of debt								—	(828)	828	(100.0)%
Loss before income tax expense and equity in earnings of unconsolidated joint venture								(39,490)	(11,445)	(28,045)	245.0%
Income tax expense								(17)	(69)	52	(75.4)%
Equity in earnings of unconsolidated joint venture								3,961	1,727	2,234	129.4%
Net loss								(35,546)	(9,787)	(25,759)	N/M
Net loss attributable to noncontrolling interest								10,737	3,273	7,464	228.0%
Net loss attributable to common shareholders								$(24,809)	$(6,514)	$(18,295)	N/M

Weighted average common shares outstanding - basic and diluted								65,309	65,212	97	0.1%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.38)	$(0.10)	$(0.28)	N/M
N/M - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2022.
(2)Consists of 126 properties including properties we acquired during the period from January 1, 2022 to March 31, 2023, including 94 properties we contributed to our consolidated joint venture in which we own a 61% equity interest.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Rental income. The increase in rental income is primarily a result of our acquisition activities, which includes our acquisition of MNR in February 2022. Rental income increased at certain of our comparable properties primarily due to increases from our leasing activity and rent resets. Rental income includes non-cash straight line rent adjustments of $3,762 and $1,156 for the 2023 and 2022 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $270 and $320 for the 2023 and 2022 periods, respectively.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activities. Real estate taxes at certain of our comparable properties increased due to higher assessed values.

Other operating expenses. The increase in other operating expenses is primarily due to our acquisition activities. Other operating expenses at certain of our comparable properties increased primarily due to increases in insurance expenses and repairs and maintenance at certain of our properties, partially offset by a decrease in snow removal expenses at certain of our properties, in the 2023 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activities in the 2022 period.
General and administrative. The increase in general and administrative expenses is primarily due to an increase in business management fees as a result of our acquisition activity in the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to higher interest earned on higher cash balances during the 2023 period as compared to the 2022 period.
Interest expense. The increase in interest expense is due to higher average interest rates and higher average outstanding debt balances in the 2023 period as compared to the 2022 period, primarily related to our acquisition of MNR during the 2022 period.
Loss on sale of real estate. Loss on sale of real estate in the 2023 period was a result of a partial eminent domain taking at one of our properties.
Realized gain on sale of equity securities. Realized gain on sale of equity securities represents the realized gain of $1,232 on the sale of certain equity securities we acquired as part of our acquisition of MNR during the 2022 period.
Unrealized gain on equity securities. Unrealized gain on equity securities represents the increase in fair value of certain equity securities we acquired as part of our acquisition of MNR during the 2022 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to our write off of unamortized costs related to the termination of our unsecured revolving credit facility in February 2022.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is the change in the fair value of our investment in the unconsolidated joint venture.
Net loss. The net loss for the 2023 period compared to the net loss for the 2022 period reflects the changes noted above.
Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest represents the net loss attributable to the 39% equity interest in our consolidated joint venture that we did not own.
Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since January 1, 2022.
Net loss attributable to common shareholders per common share - basic and diluted. The increase in net loss attributable to common shareholders per common share for the 2023 period compared to the net loss attributable to common shareholders per share for the 2022 period reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

Non-GAAP Financial Measures

We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including net operating income, or NOI, funds from operations, or FFO, attributable to common shareholders and normalized funds from operations, or Normalized FFO, attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net loss or net loss attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net loss and net loss attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT along with net loss and net loss attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net Loss to NOI:
Net loss	$(35,546)	$(9,787)
Equity in earnings of unconsolidated joint venture	(3,961)	(1,727)
Income tax expense	17	69
Loss before income tax expense and equity in earnings of unconsolidated joint venture	(39,490)	(11,445)
Loss on early extinguishment of debt	—	828
Interest and other income	(1,146)	(478)
Interest expense	70,771	40,999
Loss on sale of real estate	974	—
Realized gain on sale of equity securities	—	(1,232)
Unrealized gain on equity securities	—	(2,460)
General and administrative	7,907	6,077
Depreciation and amortization	45,457	22,878
NOI	$84,473	$55,167

NOI:
Hawaii Properties	$22,122	$19,294
Mainland Properties	62,351	35,873
NOI	$84,473	$55,167

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
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net Loss Attributable to Common Shareholders to FFO Attributable to Common Shareholders and Normalized FFO Attributable to Common Shareholders:
Net loss attributable to common shareholders	$(24,809)	$(6,514)
Depreciation and amortization	45,457	22,878
Equity in earnings of unconsolidated joint venture	(3,961)	(1,727)
Realized gain on sale of equity securities	—	(1,232)
Unrealized gain on equity securities	—	(2,460)
Share of FFO from unconsolidated joint venture	1,468	1,761
Loss on sale of real estate	974	—
FFO adjustments attributable to noncontrolling interest	(11,213)	(4,604)
FFO attributable to common shareholders	7,916	8,102
Loss on early extinguishment of debt	—	828
Acquisition, transaction related and certain other financing costs (1)	—	18,673
Normalized FFO attributable to common shareholders	$7,916	$27,603

Weighted average common shares outstanding - basic and diluted	65,309	65,212

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.12	$0.12
Normalized FFO attributable to common shareholders	$0.12	$0.42
(1)Amount for the three months ended March 31, 2022 primarily includes certain debt issuance costs recorded as interest expense related to certain financing and other transaction related costs expensed under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of March 31, 2023, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 77.6% of our annualized rental revenues and only 4.6% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$140,780	$29,397
Net cash provided by (used in):
Operating activities	1,167	56,639
Investing activities	9,435	(3,442,485)
Financing activities	(6,223)	3,777,878
Cash and cash equivalents and restricted cash at end of period	$145,159	$421,429
The decrease in net cash provided by operating activities for the three months ended March 31, 2023 compared to the prior year is primarily due to higher interest expense paid in the 2023 period, partially offset by higher cash flows from the properties we acquired from MNR. The decrease in net cash provided by investing activities in the 2023 period compared to the net cash used in the 2022 period is primarily due to our acquisition of MNR during the 2022 period as compared to no property acquisitions during the 2023 period. The change from net cash provided by financing activities in the 2022 period to net cash used in financing activities in the 2023 period was primarily due to the net borrowings and sale of joint venture equity interests used to finance our acquisition of MNR in the 2022 period.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention, our ability to successfully acquire and develop properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on certain of our financial metrics and debt covenants. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, but we may conduct construction or redevelopment activities on our properties.
As of March 31, 2023, we had cash and cash equivalents of $61,250. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.

The ILPT Floating Rate Loan secured by 104 of our properties matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. The interest rate payable on the ILPT Floating Rate Loan as of March 31, 2023 and the weighted average interest rate for the three months ended March 31, 2023 were both 6.18%. Subject to the satisfaction of certain conditions, we have the option to prepay up to $247,000 of the ILPT Floating Rate Loan at par with no premium, and to prepay the balance of the ILPT Floating Rate Loan in full or in part at any time, subject to a premium, and beginning in October 2023, without a premium.
The Floating Rate Loan secured by 82 properties owned by our consolidated joint venture matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 3.40% through the initial term of the Floating Rate Loan, plus a premium of 2.77%. As of March 31, 2023, the interest rate payable on the Floating Rate Loan was 6.17%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% for the three months ended March 31, 2023, and was 3.01% for the period from February 25, 2022 to March 31, 2022. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium.
As of March 31, 2023, we had an aggregate principal amount of $4,284,833 of debt, including the Floating Rate Loan and the ILPT Floating Rate Loan, scheduled to mature between 2024 and 2038.
For further information regarding our investing and financing activities, see Notes 2 and 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidated Joint Venture - Mountain Industrial REIT LLC:
We own a 61% equity interest in our consolidated joint venture. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2023 and for the period from this joint venture’s formation date, February 25, 2022, to March 31, 2022. The portion of this joint venture's net loss not attributable to us, or $10,728 and $3,261, for the three months ended March 31, 2023 and for the period from February 25, 2022 to March 31, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). This joint venture made no distributions for the three months ended March 31, 2023 or for the period from February 25, 2022 to March 31, 2022. As of March 31, 2023, this joint venture had total assets of $3,064,043 and total liabilities of $1,721,021.
Unconsolidated Joint Venture - The Industrial Fund REIT LLC:
We own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $3,961 and $1,727 for the three months ended March 31, 2023 and 2022, respectively, as equity in earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $990 and $1,320 during the three months ended March 31, 2023 and 2022, respectively.
For further information regarding these joint ventures, see Notes 2, 4, 5, 8, 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect to use proceeds we may receive from the other investors in our joint ventures in connection with any additional properties we may sell to our joint ventures, equity contributions from any third party investors in our joint ventures or any future joint ventures and net proceeds from offerings of equity or debt securities to fund any future property acquisitions, developments and redevelopments. We may also assume mortgage loans or incur debt in connection with future acquisitions, developments and redevelopments. When the maturities of our debt approach or we desire to reduce our leverage or refinance debt, we intend to explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating or selling equity interests in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue up to $500,000 in aggregate amount of public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
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
During the three months ended March 31, 2023, we paid quarterly cash distributions to our shareholders totaling $656 using cash balances.
On April 13, 2023, we declared a regular quarterly distribution to common shareholders of record on April 24, 2023 of $0.01 per share, or approximately $656. We expect to pay this distribution to our shareholders on or about May 18, 2023 using cash balances. For more information regarding these distributions, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2023 and 2022, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2023	2022
Tenant improvements and leasing costs (1)	$2,040	$3,361
Building improvements (2)	370	110
Development, redevelopment and other activities (3)	2,521	294
	$4,931	$3,765
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

As of March 31, 2023, we had estimated unspent leasing related obligations of $25,054, of which $8,365 is expected to be spent during the next 12 months.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of March 31, 2023 were: (1) $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan secured by 104 of our properties; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture; (3) $700,000 outstanding principal amount of a mortgage loan secured by 17 our properties; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $299,833 aggregate principal amount of mortgage loans secured by 11 properties owned by our consolidated joint venture in which we own a 61% equity interest. For further information regarding our indebtedness, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The agreements and related documents governing the ILPT Floating Rate Loan, Floating Rate Loan, the $700,000 mortgage loan and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2023, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.

Certain of the mortgage loans we assumed in connection with our acquisition of MNR are non-recourse, subject to certain limitations, and do not contain any material financial covenants. The agreements governing the ILPT Floating Rate Loan, Floating Rate Loan, the $700,000 mortgage loan and the $650,000 mortgage loan contain certain exceptions to the general non-recourse provisions, including our obligation to indemnify the lenders for certain potential environmental losses.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and related intangibles.
A discussion of our critical accounting estimates is included in our 2022 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is materially unchanged since December 31, 2022. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Floating Rate Debt
At March 31, 2023, our outstanding floating rate debt consisted of the following:

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

At March 31, 2023, our aggregate floating rate debt was $2,635,000, consisting of the $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan, and the $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture. The ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in

SOFR rates, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.40% for the Floating Rate Loan.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2023, excluding the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At March 31, 2023	6.17%	$2,635,000	$164,963	$2.53
One percentage point increase	7.17%	$2,635,000	$191,679	$2.94
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2023.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur.
Fixed Rate Debt
At March 31, 2023, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 Hawaii Properties)	$650,000	4.31%	$28,015	2029	Monthly
Mortgage notes (17 Mainland Properties)	700,000	4.42%	30,940	2032	Monthly
Mortgage note (2)	13,034	3.76%	490	2028	Monthly
Mortgage note (2)	4,720	3.77%	178	2030	Monthly
Mortgage note (2)	4,992	3.85%	192	2030	Monthly
Mortgage note (2)	13,987	3.56%	498	2030	Monthly
Mortgage note (2)	12,368	3.67%	454	2031	Monthly
Mortgage note (2)	13,842	4.14%	573	2032	Monthly
Mortgage note (2)	30,376	4.02%	1,221	2033	Monthly
Mortgage note (2)	42,432	4.13%	1,752	2033	Monthly
Mortgage note (2)	25,744	3.10%	798	2035	Monthly
Mortgage note (2)	41,425	2.95%	1,222	2036	Monthly
Mortgage note (2)	45,553	4.27%	1,945	2037	Monthly
Mortgage note (2)	51,360	3.25%	1,669	2038	Monthly
	$1,649,833		$69,947

(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.
(2)Our consolidated joint venture, in which we have a 61% equity interest, assumed these former MNR mortgage loans, which are secured by 11 properties in aggregate.

Our $650,000 and $700,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,500.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022 in an effort to combat inflation and may continue to do so. Based on the balances outstanding at March 31, 2023 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $26,716.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these forward-looking statements and the related risks, uncertainties and other factors include, but are not limited to, the following:
•Our ability and the ability of our tenants to operate under unfavorable market and economic conditions, such as rising or sustained high interest rates, high inflation, labor market challenges, dislocation and volatility in the public equity and debt markets, challenges in the commercial real estate industry generally and in the industrial logistics sector, geopolitical instability and economic recessions or downturns,
•Demand for industrial and logistics properties,
•Our ability to reduce our leverage,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties in Hawaii,
•Whether our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our ability to maintain high occupancy at our properties,
•Potential defaults of our leases by our tenants,
•Changes in global supply chain conditions and emerging technologies,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to acquire properties that realize our targeted returns,
•Our ability to sell properties at prices we target,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•The ability of our manager, RMR, to successfully manage us,

•Our qualification for taxation as a REIT under the IRC,
•Changes in federal or state tax laws,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Our expected capital expenditures and leasing costs, as well as risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits, and our ability to lease space at these properties at targeted returns,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Non-performance by the counterparties to our interest rate caps and the costs for renewing or replacing the interest rate caps,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks or continuation of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions, climate change or other manmade or natural disasters beyond our control, and
•Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained elsewhere in our filings with the SEC, including under the caption “Risk Factors” in our periodic reports, or incorporated therein, identifies important factors that could cause differences from our forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
PART II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2023:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 1, 2023 - January 31, 2023	582	$3.50	—	$—
March 1, 2023 - March 31, 2023	394	3.07	—	—
Total	976	$3.33	—	$—

(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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
Dated: April 25, 2023

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 25, 2023