Form 10-Q
period 2023-06-30
Industrial Logistics Properties Trust
filed 2023-07-25
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 21, 2023: 65,696,942

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

June 30, 2023

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$1,112,598	$1,117,779
Buildings and improvements	4,031,041	4,058,329
Total real estate properties, gross	5,143,639	5,176,108
Accumulated depreciation	(330,879)	(273,467)
Total real estate properties, net	4,812,760	4,902,641
Assets of properties held for sale	37,261	—
Investment in unconsolidated joint venture	129,082	124,358
Acquired real estate leases, net	267,889	297,445
Cash and cash equivalents	71,695	48,261
Restricted cash	138,673	92,519
Rents receivable, including straight line rents of $87,797 and $80,710, respectively	110,638	107,011
Other assets, net	94,082	103,931
Total assets	$5,662,080	$5,676,166

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,301,276	$4,244,501
Liabilities of properties held for sale	31	—
Accounts payable and other liabilities	73,916	73,547
Assumed real estate lease obligations, net	20,420	22,523
Due to related persons	5,148	4,824
Total liabilities	4,400,791	4,345,395

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,697,959 and 65,568,145 shares issued and outstanding, respectively	657	656
Additional paid in capital	1,015,138	1,014,201
Cumulative net income	66,548	117,185
Cumulative other comprehensive income	26,487	21,903
Cumulative common distributions	(364,533)	(363,221)
Total equity attributable to common shareholders	744,297	790,724
Total equity attributable to noncontrolling interest	516,992	540,047
Total equity	1,261,289	1,330,771
Total liabilities and equity	$5,662,080	$5,676,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Rental income	$108,043	$107,222	$218,301	$178,597

Expenses:
Real estate taxes	15,100	13,275	31,567	22,711
Other operating expenses	8,519	7,053	17,837	13,825
Depreciation and amortization	44,909	42,699	90,366	65,577
General and administrative	8,131	9,709	16,038	15,786
Loss on impairment of real estate	254	100,747	254	100,747
Total expenses	76,913	173,483	156,062	218,646

Interest and other income	1,797	354	2,943	832
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $6,721, $34,448, $13,434, and $54,769, respectively)	(71,846)	(77,548)	(142,617)	(118,547)
Loss on sale of real estate	—	(10)	(974)	(10)
Loss on equity securities	—	(9,450)	—	(5,758)
Loss on early extinguishment of debt	(359)	—	(359)	(828)
Loss before income tax expense and equity in earnings of unconsolidated joint venture	(39,278)	(152,915)	(78,768)	(164,360)
Income tax expense	(45)	(16)	(62)	(85)
Equity in earnings of unconsolidated joint venture	2,743	1,610	6,704	3,337
Net loss	(36,580)	(151,321)	(72,126)	(161,108)
Net loss attributable to noncontrolling interest	10,752	7,782	21,489	11,055
Net loss attributable to common shareholders	(25,828)	(143,539)	(50,637)	(150,053)

Other comprehensive income:
Unrealized gain on derivatives	12,021	4,438	3,243	10,070
Less: unrealized gain (loss) on derivatives attributable to noncontrolling interest	(419)	(774)	1,341	(2,498)
Other comprehensive (loss) income attributable to common shareholders	11,602	3,664	4,584	7,572
Comprehensive loss attributable to common shareholders	$(14,226)	$(139,875)	$(46,053)	$(142,481)

Weighted average common shares outstanding - basic and diluted	65,369	65,221	65,339	65,217

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.40)	$(2.20)	$(0.77)	$(2.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity	Total Equity
	Number of		Additional		Other	Cumulative	Attributable to	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(24,809)	—	—	(24,809)	(10,737)	(35,546)
Share grants	—	—	388	—	—	—	388	—	388
Share repurchases	(976)	—	(3)	—	—	—	(3)	—	(3)
Share forfeitures	(1,200)	—	(1)	—	—	—	(1)	—	(1)
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Net current period other comprehensive loss	—	—	—	—	(7,018)	—	(7,018)	(1,760)	(8,778)
Balance at March 31, 2023	65,565,969	$656	$1,014,585	$92,376	$14,885	$(363,877)	$758,625	$527,550	$1,286,175
Net loss	—	—	—	(25,828)	—	—	(25,828)	(10,752)	(36,580)
Share grants	140,000	1	567	—	—	—	568	—	568
Share repurchases	(7,110)	—	(12)	—	—	—	(12)	—	(12)
Share forfeitures	(900)	—	(2)	—	—	—	(2)	—	(2)
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Net current period other comprehensive loss	—	—	—	—	11,602	—	11,602	419	12,021
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(225)	(225)
Balance at June 30, 2023	65,697,959	$657	$1,015,138	$66,548	$26,487	$(364,533)	$744,297	$516,992	$1,261,289

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,126)	$(161,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	62,464	43,375
Loss on impairment of real estate	254	100,747
Net amortization of debt issuance costs, premiums and discounts	13,434	54,769
Amortization of acquired real estate leases and assumed real estate lease obligations	26,308	17,477
Amortization of deferred leasing costs	1,101	735
Loss on equity securities	—	5,758
Straight line rental income	(7,117)	(4,376)
Loss on early extinguishment of debt	359	828
Loss on sale of real estate	974	—
Proceeds from settlement of derivatives	(24,445)	—
Other non-cash expenses	13,244	2,156
Distributions of earnings from unconsolidated joint venture	1,980	2,642
Equity in earnings of unconsolidated joint venture	(6,704)	(3,337)
Change in assets and liabilities:
Rents receivable	3,065	(9,933)
Deferred leasing costs	(4,194)	(4,565)
Other assets	2,332	(4,695)
Accounts payable and other liabilities	310	25,539
Rents collected in advance	(1,238)	9,030
Security deposits	301	672
Due to related persons	329	5,217
Net cash provided by operating activities	10,631	80,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(3,551,509)
Real estate improvements	(7,301)	(5,305)
Proceeds from sale of marketable securities	—	140,792
Proceeds from settlement of derivatives	24,445	—
Proceeds from sale of real estate	243	—
Net cash provided by (used in) investing activities	17,387	(3,416,022)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	91,000	2,100,000
Repayment of mortgage notes payable	(46,607)	(7,161)
Proceeds from secured bridge loan facility	—	1,385,158
Borrowings under revolving credit facility	—	3,000
Repayments of revolving credit facility	—	(185,000)
Payment of debt issuance costs	(1,271)	(96,260)
Distributions to common shareholders	(1,312)	(43,167)
Proceeds from sale of noncontrolling interest, net	—	587,440
Repurchase of common shares	(15)	(7)
Distributions to noncontrolling interest	(225)	(1,365)
Net cash provided by financing activities	41,570	3,742,638

Increase in cash, cash equivalents and restricted cash	69,588	407,547
Cash, cash equivalents and restricted cash at beginning of period	140,780	29,397
Cash, cash equivalents and restricted cash at end of period	$210,368	$436,944

SUPPLEMENTAL DISCLOSURES:
Interest paid	$142,095	$55,065
Income taxes paid	$545	$195
Interest capitalized	$324	$15

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$—	$323,432
Real estate improvements accrued not paid	$4,950	$4,055

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$(323,432)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2023	2022
Cash and cash equivalents	$71,695	$291,866
Restricted cash (1)	138,673	145,078
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$210,368	$436,944
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
Note 2. Real Estate Investments

As of June 30, 2023, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 187 industrial properties containing approximately 43,254,000 rentable square feet located in 38 other states, or our Mainland Properties, which included 94 properties owned by a consolidated joint venture in which we own a 61% equity interest. As of June 30, 2023, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.
We incurred capital expenditures and leasing costs at certain of our properties of $7,651 and $10,080 during the three months ended June 30, 2023 and 2022, respectively, and $12,582 and $13,845 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we committed $5,832 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 3,110,000 square feet. Committed, but unspent, tenant related obligations based on existing leases as of June 30, 2023 were $23,876, of which $6,481 is expected to be spent during the next 12 months.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

During the three months ended June 30, 2023, we recorded a loss on impairment of real estate of $254 to reduce the carrying value of one of the two properties that were classified as held for sale at June 30, 2023 to its estimated sales price less costs to sell.
As of March 31, 2022, we classified 30 properties we acquired as part of our acquisition of Monmouth Real Estate Investment Corporation, or MNR, on February 25, 2022, as held for sale in our condensed consolidated balance sheet. During the three months ended June 30, 2022, we determined not to sell these properties as a result of market conditions and reclassified those properties to held and used and recorded a $100,747 loss on impairment of real estate to adjust the carrying value of 25 of those 30 properties to their estimated fair value.
Disposition Activities
As of June 30, 2023, we had two Mainland Properties with 551,000 square feet and an aggregate carrying value of $36,864 classified as held for sale. See Note 5 for more information on our properties held for sale.
In March 2023, we received gross proceeds of $270 and recorded a $974 net loss on sale of real estate as a result of a partial eminent domain taking at a property in Everett, Washington.
As of July 25, 2023, we have entered into agreements to sell three properties containing approximately 762,000 rentable square feet for an aggregate sales price of $65,265, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
Joint Venture Activities
As of June 30, 2023, we had equity investments in our joint ventures that consisted of the following:

			ILPT Carrying Value
		ILPT	of Investment	Number of		Square
Joint Venture	Presentation	Ownership	at June 30, 2023	Properties	Location	Feet
Mountain Industrial REIT LLC	Consolidated	61%	N/A	94	Various	20,980,661
The Industrial Fund REIT LLC	Unconsolidated	22%	$129,082	18	Various	11,726,137
Consolidated Joint Venture - Mountain Industrial REIT LLC:
We own a 61% equity interest in Mountain Industrial REIT LLC, or our consolidated joint venture. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended June 30, 2023 and 2022, for the six months ended June 30, 2023 and the period from this joint venture’s formation date, February 25, 2022 to June 30, 2022. The portion of this joint venture's net loss not attributable to us, or $10,676 and $7,781, for the three months ended June 30, 2023 and 2022, respectively, and $21,404 and $11,042 for the six months ended June 30, 2023 and for the period from February 25, 2022 to June 30, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). As of June 30, 2023, our consolidated joint venture had total assets of $3,092,534 and total liabilities of $1,775,802.
Unconsolidated Joint Venture - The Industrial Fund REIT LLC:
We own a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $2,743 and $1,610 for the three months ended June 30, 2023 and 2022, respectively, and $6,704 and $3,337 for the six months ended June 30, 2023 and 2022, respectively, as equity in earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $990 and

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

$1,322 during the three months ended June 30, 2023 and 2022, respectively, and $1,980 and $2,642 for the six months ended June 30, 2023 and 2022, respectively.
Consolidated Tenancy in Common:
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net loss not attributable to us, or $76 and $1, for the three months ended June 30, 2023 and 2022, respectively, and $85 and $13 for the six months ended June 30, 2023 and the period from the date we acquired our interest in this property, February 25, 2022 to June 30, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2023, this tenancy in common made cash distributions of $225 to the unrelated third party investor, which is reflected as a decrease in the total equity attributable to noncontrolling interest in our condensed consolidated balance sheet.
See Notes 4, 5, 7, 8 and 9 for more information regarding these joint ventures.
Note 3. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in their respective leases; therefore, we have determined to evaluate our leases as lease arrangements.
We recognize rental income from operating leases on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $3,355 and $3,220 to record revenue on a straight line basis during the three months ended June 30, 2023 and 2022, respectively, and $7,117 and $4,376 for the six months ended June 30, 2023 and 2022, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,291 and $16,828 for the three months ended June 30, 2023 and 2022, respectively, and $39,390 and $29,407 for the six months ended June 30, 2023 and 2022, respectively.
Right of use assets and lease liabilities. Three of our properties are subject to ground leases and we are also the lessee under a lease for one office property, which we assumed as part of our acquisition of MNR in February 2022. For these leases under which we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. The values of our right of use assets and related liabilities representing our future obligations under the lease arrangements under which we are the lessee were $4,867 and $4,943, respectively, as of June 30, 2023, and $5,084 and $5,149, respectively, as of December 31, 2022. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets. We have a sublease for a portion of the MNR lease that expires on December 30, 2029. Rent expense incurred under the MNR lease, net of sublease revenue, if any, was $28 and $91 for three months ended June 30, 2023 and 2022, respectively, and $129 and $179 for the six months ended June 30, 2023 and the period from February 25, 2022 to June 30, 2022, respectively. Rent expense is included in general and administrative expense in our condensed consolidated statements of comprehensive income (loss).
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Tenant Concentration
As of June 30, 2023, we had a concentration of properties leased to tenants, including their applicable subsidiaries, that leased over 5.0% of our total rentable square footage. The following table presents rental income recognized from these tenants for the three and six months ended June 30, 2023 and 2022:

	% of
	Rentable	Rental Income				Rental Income
	Square	Three Months Ended				Six Months Ended
Tenant	Feet	6/30/2023		6/30/2022		6/30/2023		6/30/2022
FedEx Corporation/ FedEx Ground Package System, Inc.	22.0%	$32,934	30.5%	$31,063	29.0%	$67,721	31.0%	$44,531	24.9%
Amazon.com Services, Inc./ Amazon.com Services LLC	7.6%	7,326	6.8%	7,236	6.7%	14,841	6.8%	12,852	7.2%
Total	29.6%	$40,260	37.3%	$38,299	35.7%	$82,562	37.8%	$57,383	32.1%
Geographic Concentration
For the three months ended June 30, 2023 and 2022, approximately 28.1% and 29.8%, respectively, of our rental income was from our Hawaii Properties. For the six months ended June 30, 2023 and 2022, approximately 27.8% and 32.8%, respectively, of our rental income was from our Hawaii Properties.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 4. Indebtedness

As of June 30, 2023, our outstanding indebtedness consisted of the following:

							Net Book
							Value
			Principal Balance as of				of Collateral
			June 30,	December 31,	Interest		At June 30,
Entity	Type	Secured By:	2023 (1)	2022 (1)	Rate	Maturity	2023
ILPT	Floating Rate - Interest only	104 Properties	$1,235,000	$1,235,000	6.18%	10/09/24	$1,056,804
ILPT	Fixed Rate - Interest only	186 Properties	650,000	650,000	4.31%	02/07/29	490,023
ILPT	Fixed Rate - Interest only	17 Properties	700,000	700,000	4.42%	03/09/32	511,664
Mountain JV (2)	Floating Rate - Interest only	82 Properties	1,400,000	1,400,000	6.17%	03/09/24	1,883,377
Mountain JV (2)	Fixed Rate - Interest only	Four Properties	91,000	—	6.25%	06/10/30	190,883
Mountain JV (2)	Fixed Rate - Amortizing	One Property	12,042	12,691	3.67%	05/01/31	29,257
Mountain JV (2)	Fixed Rate - Amortizing	One Property	13,536	14,144	4.14%	07/01/32	44,143
Mountain JV (2)	Fixed Rate - Amortizing	One Property	29,797	30,949	4.02%	10/01/33	85,968
Mountain JV (2)	Fixed Rate - Amortizing	One Property	41,636	43,219	4.13%	11/01/33	130,644
Mountain JV (2)	Fixed Rate - Amortizing	One Property	25,310	26,175	3.10%	06/01/35	47,056
Mountain JV (2)	Fixed Rate - Amortizing	One Property	40,759	42,087	2.95%	01/01/36	100,502
Mountain JV (2)	Fixed Rate - Amortizing	One Property	44,991	46,109	4.27%	11/01/37	111,510
Mountain JV (2)	Fixed Rate - Amortizing	One Property	50,684	52,031	3.25%	01/01/38	115,042
Mountain JV (2)	Fixed Rate - Amortizing	One Property	—	13,556	3.76%	10/01/28	N/A
Mountain JV (2)	Fixed Rate - Amortizing	One Property	—	4,865	3.77%	04/01/30	N/A
Mountain JV (2)	Fixed Rate - Amortizing	One Property	—	5,145	3.85%	04/01/30	N/A
Mountain JV (2)	Fixed Rate - Amortizing	One Property	—	14,392	3.56%	09/01/30	N/A
	Total indebtedness		$4,334,755	$4,290,363			$4,796,873
	Unamortized debt issuance costs		(33,479)	(45,862)
	Total indebtedness, net		$4,301,276	$4,244,501

(1)The principal balances are the amounts stated in contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)Mountain JV is our consolidated joint venture in which we own a 61% equity interest. See Notes 2, 5, 7, 8 and 9 for more information regarding this joint venture.

Our $1,235,000 interest only floating rate loan, secured by 104 of our properties, or the ILPT Floating Rate Loan, matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. The interest rate payable on the ILPT Floating Rate Loan as of June 30, 2023 was 6.18%. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18% for both the three and six months ended June 30, 2023. Subject to the satisfaction of certain conditions, we have the option to prepay up to $247,000 of the ILPT Floating Rate Loan at par with no premium, and to prepay the balance of the ILPT Floating Rate Loan in full or in part at any time, subject to a premium, and beginning in October 2023, without a premium.
Our $1,400,000 interest only floating rate loan, secured by 82 properties owned by our consolidated joint venture, or the Floating Rate Loan, matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 3.40% through the initial term of the Floating Rate Loan, plus a premium of 2.77%. The interest rate payable on the Floating Rate Loan as of June 30, 2023 was 6.17%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% for both the three and six months ended June 30, 2023. The weighted average annual interest rate payable under the Floating Rate Loan was 3.61% and 3.38% for the three months ended June 30, 2022 and the period from the date we obtained the Floating Rate loan, February 25, 2022 to June 30, 2022,

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

respectively. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Floating Rate Loan at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium.
See Note 9 for more information regarding our interest rate caps.
In May 2023, our consolidated joint venture obtained a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.25%. A portion of the net proceeds from this mortgage loan was used to repay four outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 and a weighted average interest rate of 3.70%. We recognized a loss on extinguishment of debt of $359 in conjunction with the repayment of these mortgage loans.
The following table provides a summary of the mortgage debts of the unconsolidated joint venture:

				Principal Balance
	Interest			at June 30,
Joint Venture (Unconsolidated)	Rate		Maturity Date	2023 (1)
Mortgage notes payable (secured by one property in Florida)	3.60%	(2)	10/1/2023	$56,980
Mortgage notes payable (secured by six properties in four states)	5.30%		10/1/2027	123,700
Mortgage notes payable (secured by 11 other properties in eight states)	3.33%		11/7/2029	350,000
Weighted average/total	3.82%	(2)		$530,680
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, floating and fixed rate loans, accounts payable, rents collected in advance, interest rate caps, security deposits and amounts due from or to related persons. At June 30, 2023 and December 31, 2022, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At June 30, 2023		At December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Fixed rate loan, 4.31% interest rate, due in 2029	$646,941	$612,132	$646,669	$592,295
Fixed rate loan, 6.25% interest rate, due in 2030	89,994	94,568	—	—
Fixed rate loan, 3.67% interest rate, due in 2031	12,042	11,318	12,691	11,713
Fixed rate loan, 4.42% interest rate, due in 2032	694,991	609,028	694,704	623,133
Fixed rate loan, 4.14% interest rate, due in 2032	13,536	12,889	14,144	13,182
Fixed rate loan, 4.02% interest rate, due in 2033	29,797	27,684	30,949	28,195
Fixed rate loan, 4.13% interest rate, due in 2033	41,636	38,875	43,219	39,573
Fixed rate loan, 3.10% interest rate, due in 2035	25,310	22,166	26,175	22,373
Fixed rate loan, 2.95% interest rate, due in 2036	40,759	35,213	42,087	35,444
Fixed rate loan, 4.27% interest rate, due in 2037	44,991	41,946	46,109	41,880
Fixed rate loan, 3.25% interest rate, due in 2038	50,684	43,961	52,031	43,878
Fixed rate loan, 3.76% interest rate, due in 2028 (2)	—	—	13,556	12,784
Fixed rate loan, 3.77% interest rate, due in 2030 (2)	—	—	4,865	4,553
Fixed rate loan, 3.85% interest rate, due in 2030 (2)	—	—	5,145	4,829
Fixed rate loan, 3.56% interest rate, due in 2030 (2)	—	—	14,392	13,315
	$1,690,681	$1,549,780	$1,646,736	$1,487,147
(1)Includes unamortized debt issuance costs, premiums and discounts of $9,073 and $8,628 as of June 30, 2023 and December 31, 2022, respectively.
(2)This loan was repaid in May 2023.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The table below presents certain of our assets measured on a recurring and non-recurring basis at fair value at June 30, 2023, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2023
Recurring fair value measurements
Investment in unconsolidated joint venture (1)	$129,082	$—	$—	$129,082
Interest rate cap derivatives (2)	$64,097	$—	$64,097	$—
Non-recurring fair value measurements
Real estate properties (3)	$1,414	$—	$—	$1,414
(1)The investment in the unconsolidated joint venture reflected in our condensed consolidated balance sheet is reported at fair value based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are discount rates of between 5.25% and 7.00%, exit capitalization rates of between 4.95% and 6.00%, holding periods of approximately 10 years and market rents. Our assumptions are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Notes 2, 4, 7 and 8 for more information regarding this joint venture.
(2)Our derivative assets are carried at fair value as required by GAAP. The estimated fair values of the derivative assets are based on current market prices in secondary markets for similar derivative contracts (Level 2 inputs). See Notes 4 and 9 for more information regarding our derivatives and hedging activities.
(3)We recorded a loss on impairment of real estate of $254 to reduce the carrying value of one of the two properties that were classified as held for sale at June 30, 2023 on our condensed consolidated balance sheet to its estimated sales price less costs to sell (Level 3 inputs). See Note 2 for more information on our properties held for sale.

Note 6. Shareholders’ Equity

Common Share Awards:

On June 1, 2023, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 20,000 of our common shares, valued at $1.78 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.

Common Share Purchases:
During the six months ended June 30, 2023, we purchased an aggregate of 8,086 of our common shares, valued at a weighted average price of $2.00 per common share, from certain former officers and employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the six months ended June 30, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distribution
January 12, 2023	January 23, 2023	February 16, 2023	$0.01	$656
April 13, 2023	April 24, 2023	May 18, 2023	0.01	656
			$0.02	$1,312
On July 13, 2023, we declared a regular quarterly distribution to common shareholders of record on July 24, 2023 of $0.01 per share, or approximately $657. We expect to pay this distribution to our shareholders on or about August 17, 2023 using cash balances.

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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $5,656 and $11,382 for the three and six months ended June 30, 2023, respectively, and $6,957 and $11,356 for the three and six months ended June 30, 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2023 and 2022, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur any incentive fee payable to RMR for the year ended December 31, 2022. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,370 and $6,822 for the three and six months ended June 30, 2023, respectively, and $2,764 and $5,527 for the three and six months ended June 30, 2022, respectively. Of these amounts, for the three and six months ended June 30, 2023, $3,133 and $6,452, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $237 and $370, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and six months ended June 30, 2022, $2,396 and $5,128, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $368 and $399, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $2,000 and $3,841 for these expenses and costs for the three and six months ended June 30, 2023, respectively, and $1,704 and $3,308 for the three and six months ended June 30, 2022, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Management Agreements Between Our Joint Ventures and RMR. We have two separate joint venture arrangements, our consolidated joint venture and the unconsolidated joint venture. See Notes 2, 4, 5, 8 and 9 for further information about these joint ventures. RMR provides management services to both of these joint ventures. We are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides to the unconsolidated joint venture. We are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding our consolidated joint venture; however, that joint venture pays management fees directly to RMR, and any such fees paid by our consolidated joint venture are credited against the fees payable by us to RMR.
See Note 8 for further information regarding our relationships, agreements and transactions with RMR.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 8. Related Person Transactions

We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. John G. Murray, one of our Managing Trustees until June 1, 2022 and our President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our current officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as chair of the boards and as a managing trustee of those companies. Other officers of RMR, including Messrs. Jordan and Murray and certain of our officers, serve as managing trustees or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 7 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. RMR provides management services to each of these joint ventures. See Notes 2, 4, 5, 7 and 9 for further information regarding our joint ventures and RMR’s management agreements with our joint ventures. As of June 30, 2023 and December 31, 2022, we owed $556 and $616, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheet. We paid these amounts in January 2023 and July 2023, respectively.

For further information about these and other such relationships and certain other related person transactions, see our 2022 Annual Report.

Note 9. Derivatives and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk

As required by Accounting Standards Codification 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk as of June 30, 2023:

Interest Rate Derivative	Balance Sheet Line Item	Underlying Instrument	Number of Instruments	Strike Rate	Notional Amount	Fair Value at June 30, 2023
Interest Rate Cap	Other assets	Floating Rate Loan (1)	1	3.40%	$1,400,000	$19,022
Interest Rate Cap	Other assets	ILPT Floating Rate Loan	2	2.25%	$1,235,000	$45,075
						$64,097
(1)The Floating Rate Loan was entered into by our consolidated joint venture.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount of gain recognized in cumulative other comprehensive income (loss)	$20,025	$3,778	$16,249	$9,153
Amount reclassified from cumulative other comprehensive income (loss) into interest expense	(8,004)	660	(13,006)	917
Unrealized gain on derivative instrument recognized in cumulative other comprehensive (loss) income, net	$12,021	$4,438	$3,243	$10,070

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2023, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet located on the island of Oahu, Hawaii, and 187 properties containing approximately 43,254,000 rentable square feet located in 38 other states. As of June 30, 2023, our 413 consolidated properties included 94 properties that we own in a consolidated joint venture in which we own a 61% equity interest, and our consolidated properties were approximately 99.1% leased to 302 different tenants with a weighted average remaining lease term (by annualized rental revenues) of approximately 8.4 years. As of June 30, 2023, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states in the mainland United States containing approximately 11,726,000 rentable square feet that were 99.4% leased with an average remaining lease term (based on annualized rental revenues) of 6.5 years. We define the term annualized rental revenues as used in this Quarterly Report on Form 10-Q as the annualized contractual rents as of June 30, 2023, including straight line rent adjustments and excluding lease value amortization, adjusted for tenant concessions including free rent and amounts reimbursed to tenants, plus estimated recurring expense reimbursements from tenants.
Long term e-commerce trends and supply chain resiliency have resulted in high occupancy and increases in rents. We believe customer service expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, inflationary pressures and rising interest rates in the United States and globally have given rise to economic uncertainty and they have caused disruptions in the financial markets. These conditions have increased our cost of capital and negatively impacted our ability to reduce our leverage. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our securities to decline.
Property Operations
Occupancy data for our properties as of June 30, 2023 and 2022 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2023	2022	2023	2022
Total properties	413	412	285	285
Total rentable square feet (in thousands) (2)	59,983	59,736	33,462	33,440
Percent leased (3)	99.1%	98.9%	99.1%	99.3%
(1)Consists of properties that we owned continuously since January 1, 2022 and excludes two properties classified as held for sale at June 30, 2023.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of June 30, 2023, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
The average effective rental rates per square foot, as defined below, for our properties for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Average effective rental rates per square foot leased: (1)	2023	2022	2023	2022
All properties	$7.30	$7.26	$7.38	$6.95
Comparable properties (2)	$7.29	$7.26	$6.69	$6.48
(1)Average effective rental rates per square foot leased represents annualized rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since April 1, 2022 and January 1, 2022, respectively.

During the three and six months ended June 30, 2023, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended June 30, 2023
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	494	1,091	1,585
Weighted average rental rate change (by rentable square feet)	36.5%	25.5%	29.5%
Weighted average lease term by square feet (years)	11.6	7.7	8.9
Total leasing costs and concession commitments (1)	$2,920	$975	$3,895
Total leasing costs and concession commitments per square foot (1)	$5.91	$0.89	$2.46
Total leasing costs and concession commitments per square foot per year (1)	$0.51	$0.12	$0.28

	Six Months Ended June 30, 2023
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	530	2,198	2,728
Weighted average rental rate change (by rentable square feet)	37.7%	18.5%	22.3%
Weighted average lease term by square feet (years)	12.0	8.1	8.9
Total leasing costs and concession commitments (1)	$3,080	$2,752	$5,832
Total leasing costs and concession commitments per square foot (1)	$5.81	$1.25	$2.14
Total leasing costs and concession commitments per square foot per year (1)	$0.48	$0.15	$0.24
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the three and six months ended June 30, 2023, we completed rent resets for approximately 382 square feet of land at our Hawaii Properties at rental rates that were approximately 29.9% higher than prior rental rates.
As shown in the table below, approximately 2.0% of our total leased square feet and 2.1% of our total annualized rental revenues as of June 30, 2023 are included in leases scheduled to expire by December 31, 2023. As of June 30, 2023, our lease expirations by year were as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period / Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
7/1/2023-12/31/2023	19	1,162	2.0%	2.0%	$8,916	2.1%	2.1%
2024	43	6,058	10.2%	12.2%	30,777	7.2%	9.3%
2025	35	4,802	8.1%	20.3%	28,423	6.6%	15.9%
2026	26	3,853	6.5%	26.8%	26,588	6.2%	22.1%
2027	37	8,694	14.6%	41.4%	52,197	12.2%	34.3%
2028	37	5,831	9.8%	51.2%	42,076	9.8%	44.1%
2029	21	4,194	7.1%	58.3%	21,382	5.0%	49.1%
2030	16	2,519	4.2%	62.5%	20,929	4.9%	54.0%
2031	17	3,265	5.5%	68.0%	25,366	5.9%	59.9%
2032	37	3,615	6.1%	74.1%	35,322	8.2%	68.1%
Thereafter	109	15,422	25.9%	100.0%	137,179	31.9%	100.0%
Total	397	59,415	100.0%		$429,155	100.0%

Weighted average remaining lease term (in years)		7.3			8.4
(1)Leased square feet is pursuant to existing leases as of June 30, 2023 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
As of June 30, 2023, subsidiaries of FedEx Corporation and subsidiaries of Amazon.com Services, Inc. leased 22.0% and 7.6% of our total leased square feet, respectively, and represented 29.6% and 6.8% of our total annualized rental revenues, respectively.

Mainland Properties. As of June 30, 2023, our Mainland Properties represented approximately 72.0% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of June 30, 2023, our Hawaii Properties represented approximately 28.0% of our annualized rental revenues. As of June 30, 2023, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
The following chart shows the annualized rental revenues as of June 30, 2023 scheduled to reset at our Hawaii Properties:
Scheduled Rent Resets at Hawaii Properties
(dollars in thousands)

Annualized
Rental Revenues
as of June 30, 2023
Scheduled to Reset
7/1/2023-12/31/2023	$—
2024	1,144
2025	960
2026	1,307
2027	781
2028 and thereafter	17,171
Total	$21,363
As of June 30, 2023, $22,464, or 5.2%, of our annualized rental revenues are included in leases scheduled to expire by June 30, 2024 and 0.9% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
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
Disposition Activities
In March 2023, we received gross proceeds of $270 and recorded a $974 net loss on sale of real estate as a result of a partial eminent domain taking at a property in Everett, Washington.
As of July 25, 2023, we have entered into agreements to sell three properties containing approximately 762,000 rentable square feet for an aggregate sales price of $65,265, excluding closing costs. We expect to use the net proceeds from these sales for the repayment of debt and for general business purposes. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
For further information regarding our disposition activities, see Notes 2 and 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
			$	%			$			$	%
	2023	2022	Change	Change	2023	2022	Change	2023	2022	Change	Change

Rental income	$106,469	$106,118	$351	0.3%	$1,574	$1,104	$470	$108,043	$107,222	$821	0.8%

Operating expenses:
Real estate taxes	14,916	13,077	1,839	14.1%	184	198	(14)	15,100	13,275	1,825	13.7%
Other operating expenses	8,399	6,908	1,491	21.6%	120	145	(25)	8,519	7,053	1,466	20.8%
Total operating expenses	23,315	19,985	3,330	16.7%	304	343	(39)	23,619	20,328	3,291	16.2%

Net operating income (3)	$83,154	$86,133	$(2,979)	(3.5)%	$1,270	$761	$509	84,424	86,894	(2,470)	(2.8)%

Other expenses:
Depreciation and amortization								44,909	42,699	2,210	5.2%
General and administrative								8,131	9,709	(1,578)	(16.3)%
Loss on impairment of real estate								254	100,747	(100,493)	(99.7)%
Total other expenses								53,294	153,155	(99,861)	(65.2)%
Interest and other income								1,797	354	1,443	N/M
Interest expense								(71,846)	(77,548)	5,702	(7.4)%
Loss on sale of real estate								—	(10)	10	(100.0)%
Loss on equity securities								—	(9,450)	9,450	(100.0)%
Loss on early extinguishment of debt								(359)	—	(359)	N/M
Loss before income tax expense and equity in earnings of unconsolidated joint venture								(39,278)	(152,915)	113,637	(74.3)%
Income tax expense								(45)	(16)	(29)	181.3%
Equity in earnings of unconsolidated joint venture								2,743	1,610	1,133	70.4%
Net loss								(36,580)	(151,321)	114,741	(75.8)%
Net loss attributable to noncontrolling interest								10,752	7,782	2,970	38.2%
Net loss attributable to common shareholders								$(25,828)	$(143,539)	$117,711	(82.0)%

Weighted average common shares outstanding - basic and diluted								65,369	65,221	148	0.2%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.40)	$(2.20)	$1.80	(81.8)%
N/M - not meaningful
(1)Consists of properties that we owned continuously since April 1, 2022.
(2)Consists of four properties, including one property we acquired during the period from April 1, 2022 to June 30, 2023, one property under development and two properties classified as held for sale at June 30, 2023.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Rental income. The increase in rental income is primarily a result of our acquisition activities. Rental income increased at certain of our comparable properties primarily due to increases from our leasing activity and rent resets. Rental income includes non-cash straight line rent adjustments of $3,355 and $3,220 for the 2023 and 2022 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $242 and $3,695 for the 2023 and 2022 periods, respectively.
Real estate taxes. Real estate taxes at certain of our comparable properties increased due to higher assessed values.
Other operating expenses. Other operating expenses at certain of our comparable properties increased primarily due to increases in insurance expenses and repairs and maintenance at certain of our properties.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects depreciation and amortization of improvements made to certain of our properties since April 1, 2022.
General and administrative. The decrease in general and administrative expenses is primarily due to a decrease in business management fees.
Loss on impairment of real estate. During the 2023 period, we recorded $254 on impairment of real estate to reduce the value of one property that was classified as held for sale at June 30, 2023 to its estimated fair value. During the 2022 period, we recorded a $100,747 loss on impairment of real estate to reduce the value of 25 properties reclassified from held for sale to held and used to their estimated fair value.
Interest and other income. The increase in interest and other income is primarily due to higher interest earned on cash balances during the 2023 period as compared to the 2022 period.
Interest expense. The decrease in interest expense is due to lower average interest rates and lower average outstanding indebtedness during the 2023 period as compared to the 2022 period.
Loss on sale of real estate. Loss on sale of real estate during the 2022 period represents a final true up adjustment to the sale of properties during the year ended December 31, 2021.
Loss on equity securities. Loss on equity securities represents the realized loss of $9,450 on the sale of certain equity securities we acquired as part of our acquisition of MNR.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to prepayment penalties incurred upon the repayment of four mortgage notes aggregating $35,910 in May 2023.
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
Weighted average common shares outstanding - basic and diluted. The increase in weighted average common shares outstanding primarily reflects common shares awarded under our equity compensation plan since April 1, 2022.
Net loss attributable to common shareholders per common share - basic and diluted. The increase in net loss attributable to common shareholders per common share for the 2023 period compared to the net loss attributable to common shareholders per share for the 2022 period reflects the changes to net income attributable to common shareholders and weighted average common shares noted above.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
			$	%			$			$	%
	2023	2022	Change	Change	2023	2022	Change	2023	2022	Change	Change

Rental income	$110,729	$107,732	$2,997	2.8%	$107,572	$70,865	$36,707	$218,301	$178,597	$39,704	22.2%

Operating expenses:
Real estate taxes	15,172	14,239	933	6.6%	16,395	8,472	7,923	31,567	22,711	8,856	39.0%
Other operating expenses	9,792	9,049	743	8.2%	8,045	4,776	3,269	17,837	13,825	4,012	29.0%
Total operating expenses	24,964	23,288	1,676	7.2%	24,440	13,248	11,192	49,404	36,536	12,868	35.2%

Net operating income (3)	$85,765	$84,444	$1,321	1.6%	$83,132	$57,617	$25,515	168,897	142,061	26,836	18.9%

Other expenses:
Depreciation and amortization								90,366	65,577	24,789	37.8%
General and administrative								16,038	15,786	252	1.6%
Loss on impairment of real estate								254	100,747	(100,493)	(99.7)%
Total other expenses								106,658	182,110	(75,452)	(41.4)%
Interest and other income								2,943	832	2,111	N/M
Interest expense								(142,617)	(118,547)	(24,070)	20.3%
Loss on sale of real estate								(974)	(10)	(964)	N/M
Loss on equity securities								—	(5,758)	5,758	(100.0)%
Loss on early extinguishment of debt								(359)	(828)	469	(56.6)%
Loss before income tax expense and equity in earnings of unconsolidated joint venture								(78,768)	(164,360)	85,592	(52.1)%
Income tax expense								(62)	(85)	23	(27.1)%
Equity in earnings of unconsolidated joint venture								6,704	3,337	3,367	100.9%
Net loss								(72,126)	(161,108)	88,982	(55.2)%
Net loss attributable to noncontrolling interest								21,489	11,055	10,434	94.4%
Net loss attributable to common shareholders								$(50,637)	$(150,053)	$99,416	(66.3)%

Weighted average common shares outstanding - basic and diluted								65,339	65,217	122	0.2%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.77)	$2.30	$1.53	(66.5)%
N/M - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2022.
(2)Consists of 126 properties, including (i) properties we acquired during the period from January 1, 2022 to June 30, 2023, including 94 properties we contributed to our consolidated joint venture in which we own a 61% equity interest and (ii) two properties classified as held for sale at June 30, 2023.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Rental income. The increase in rental income is primarily a result of our acquisition activities, which includes our acquisition of MNR in February 2022. Rental income increased at certain of our comparable properties primarily due to increases from our leasing activity and rent resets. Rental income includes non-cash straight line rent adjustments of $7,117 and $4,376 for the 2023 and 2022 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $512 and $4,015 for the 2023 and 2022 periods, respectively.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition activities. Real estate taxes at certain of our comparable properties increased due to higher assessed values.
Other operating expenses. The increase in other operating expenses is primarily due to our acquisition activities. Other operating expenses at certain of our comparable properties increased primarily due to increases in insurance expenses and repairs and maintenance at certain of our properties, partially offset by a decrease in snow removal expenses at certain of our properties, during the 2023 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects our acquisition activities during the 2022 period.
General and administrative. The increase in general and administrative expenses is primarily due to an increase in business management fees as a result of our acquisition activities during the 2022 period, partially offset by a decrease in business management fees as a result of a decline in our average market capitalization in the 2023 period, and an increase in professional fees in the 2023 period.
Loss on impairment of real estate. During the 2023 period, we recorded $254 on impairment of real estate to reduce the value of one property that was classified as held for sale at June 30, 2023 to its estimated fair value. During the 2022 period, we recorded a $100,747 loss on impairment of real estate to reduce the value of 25 properties reclassified from held for sale to held and used to their estimated fair value.
Interest and other income. The increase in interest and other income is primarily due to higher interest earned on cash balances during the 2023 period as compared to the 2022 period.
Interest expense. The increase in interest expense is primarily due to higher average outstanding indebtedness during the 2023 period as compared to the 2022 period, partially offset by lower average interest rates on the outstanding debt during the 2023 period as compared to the 2022 period.
Loss on sale of real estate. Loss on sale of real estate was a result of a partial eminent domain taking at one of our properties during the 2023 period and a final true up adjustment to the sale of properties during the year ended December 31, 2021 in the 2022 period.
Loss on equity securities. Loss on equity securities represents the realized loss of $5,758 on the sale of certain equity securities we acquired as part of our acquisition of MNR during the 2022 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to prepayment penalties incurred upon the repayment of four mortgage loans totaling $35,910 in May 2023 and our write off of unamortized costs related to the termination of our unsecured revolving credit facility in February 2022.
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
Net Operating Income
We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. The calculation of NOI excludes certain components of net loss in order to provide results that are more closely related to our property level results of operations. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The following table presents the reconciliation of net loss to NOI for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Net Loss to NOI:
Net loss	$(36,580)	$(151,321)	$(72,126)	$(161,108)
Equity in earnings of unconsolidated joint venture	(2,743)	(1,610)	(6,704)	(3,337)
Income tax expense	45	16	62	85
Loss before income tax expense and equity in earnings of unconsolidated joint venture	(39,278)	(152,915)	(78,768)	(164,360)
Loss on early extinguishment of debt	359	—	359	828
Interest and other income	(1,797)	(354)	(2,943)	(832)
Interest expense	71,846	77,548	142,617	118,547
Loss on sale of real estate	—	10	974	10
Loss on equity securities	—	9,450	—	5,758
General and administrative	8,131	9,709	16,038	15,786
Loss on impairment of real estate	254	100,747	254	100,747
Depreciation and amortization	44,909	42,699	90,366	65,577
NOI	$84,424	$86,894	$168,897	$142,061

NOI:
Hawaii Properties	$22,619	$24,745	$44,741	$44,037
Mainland Properties	61,805	62,149	124,156	98,024
NOI	$84,424	$86,894	$168,897	$142,061

Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net loss attributable to common shareholders, calculated in accordance with GAAP, excluding loss on impairment of real estate, any gain or loss on sale of real estate, equity in earnings of unconsolidated joint venture and any realized and unrealized gains or losses on equity securities, plus real estate depreciation and amortization of consolidated properties and our proportionate share of FFO of unconsolidated joint venture properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for the unconsolidated joint venture, if any. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended June 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Net Loss Attributable to Common Shareholders to FFO Attributable to Common Shareholders and Normalized FFO Attributable to Common Shareholders:
Net loss attributable to common shareholders	$(25,828)	$(143,539)	$(50,637)	$(150,053)
Depreciation and amortization	44,909	42,699	90,366	65,577
Equity in earnings of unconsolidated joint venture	(2,743)	(1,610)	(6,704)	(3,337)
Loss on equity securities	—	9,450	—	5,758
Share of FFO from unconsolidated joint venture	1,502	1,676	2,970	3,437
Loss on impairment of real estate	254	100,747	254	100,747
Loss on sale of real estate	—	10	974	10
FFO adjustments attributable to noncontrolling interest	(10,719)	(11,434)	(21,932)	(16,038)
FFO attributable to common shareholders	7,375	(2,001)	15,291	6,101
Loss on early extinguishment of debt	359	—	359	828
Acquisition, transaction related and certain other financing costs (1)	—	30,303	—	48,976
Normalized FFO adjustments attributable to noncontrolling interest	(140)	—	(140)	—
Normalized FFO attributable to common shareholders	$7,594	$28,302	$15,510	$55,905

Weighted average common shares outstanding - basic and diluted	65,369	65,221	65,339	65,217

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.11	$(0.03)	$0.23	$0.09
Normalized FFO attributable to common shareholders	$0.12	$0.43	$0.24	$0.86
(1)Amounts for the three and six months ended June 30, 2022 primarily include certain debt issuance costs recorded as interest expense related to certain financing and other transaction related costs expensed under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of June 30, 2023, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 77.2% of our annualized rental revenues and only 5.2% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$140,780	$29,397
Net cash provided by (used in):
Operating activities	10,631	80,931
Investing activities	17,387	(3,416,022)
Financing activities	41,570	3,742,638
Cash and cash equivalents and restricted cash at end of period	$210,368	$436,944
The decrease in net cash provided by operating activities for the three months ended June 30, 2023 compared to the prior year is primarily due to higher interest expense paid in the 2023 period, partially offset by higher cash flows from the properties we acquired pursuant to our acquisition of MNR in February 2022. The change from net cash used in investing activities in the 2022 period compared to net cash provided by investing activities in the 2023 period is primarily due to our acquisition of MNR in February 2022 as compared to no property acquisitions during the 2023 period. The decrease in net cash provided by financing activities in the 2022 period to the 2023 period was primarily due to the net borrowings and sale of joint venture equity interests used to finance our acquisition of MNR in the 2022 period.
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
As of June 30, 2023, we had cash and cash equivalents of $71,695. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.

The ILPT Floating Rate Loan secured by 104 of our properties matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. The interest rate payable on the ILPT Floating Rate Loan as of June 30, 2023 was 6.18%. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18% for both the three and six months ended June 30, 2023. Subject to the satisfaction of certain conditions, we have the option to prepay up to $247,000 of the ILPT Floating Rate Loan at par with no premium, and to prepay the balance of the ILPT Floating Rate Loan in full or in part at any time, subject to a premium, and beginning in October 2023, without a premium.
The Floating Rate Loan secured by 82 properties owned by our consolidated joint venture matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR, which is capped at an annual rate of 3.40% through the initial term of the Floating Rate Loan, plus a premium of 2.77%. The interest rate payable on the Floating Rate Loan as of June 30, 2023 was 6.17%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% for the three and six months ended June 30, 2023. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Floating Rate Loan at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium.
In May 2023, our consolidated joint venture obtained a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.25%. A portion of the net proceeds from this mortgage loan was used to repay four outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 and a weighted average interest rate of 3.70%.
As of June 30, 2023, we had an aggregate principal amount of $4,334,755 of debt, including the Floating Rate Loan and the ILPT Floating Rate Loan, scheduled to mature between 2024 and 2038.
For further information regarding our investing and financing activities, see Notes 2 and 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidated Joint Venture - Mountain Industrial REIT LLC:
We own a 61% equity interest in Mountain Industrial REIT LLC, or our consolidated joint venture. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended June 30, 2023 and 2022, for the six months ended June 30, 2023 and the period from this joint venture’s formation date, February 25, 2022 to June 30, 2022. The portion of this joint venture's net loss not attributable to us, or $10,676 and $7,781, for the three months ended June 30, 2023 and 2022, respectively, and $21,404 and $11,042 for the six months ended June 30, 2023 and the period from this joint venture’s formation date, February 25, 2022 to June 30, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). As of June 30, 2023, our consolidated joint venture had total assets of $3,092,534 and total liabilities of $1,775,802.
Unconsolidated Joint Venture - The Industrial Fund REIT LLC:
We own a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option.
We recorded a change in the fair value of our investment in the unconsolidated joint venture of $2,743 and $1,610 for the three months ended June 30, 2023 and 2022, respectively, and $6,704 and $3,337 for the six months ended June 30, 2023 and 2022, respectively, as equity in earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $990 and $1,322 during the three months ended June 30, 2023 and 2022, respectively, and $1,980 and $2,642 for the six months ended June 30, 2023 and 2022, respectively.
For further information regarding these joint ventures, see Notes 2, 4, 5, 7, 8 and 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
During the six months ended June 30, 2023, we paid quarterly cash distributions to our shareholders totaling $1,312 using cash balances.
On July 13, 2023, we declared a regular quarterly distribution to common shareholders of record on July 24, 2023 of $0.01 per share, or approximately $657. We expect to pay this distribution to our shareholders on or about August 17, 2023 using cash balances. For more information regarding these distributions, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the three and six months ended June 30, 2023 and 2022, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Tenant improvements and leasing costs (1)	$2,498	$2,627	$4,538	$5,988
Building improvements (2)	1,283	376	1,653	486
Development, redevelopment and other activities (3)	3,870	7,077	6,391	7,371
	$7,651	$10,080	$12,582	$13,845
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

As of June 30, 2023, we had estimated unspent leasing related obligations of $23,876, of which $6,481 is expected to be spent during the next 12 months.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of June 30, 2023 were: (1) $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan secured by 104 of our properties; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture; (3) $700,000 outstanding principal amount of a mortgage loan secured by 17 our properties; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our properties; and (5) $349,755 aggregate principal amount of mortgage loans secured by 12 properties owned by our consolidated joint venture in which we own a 61% equity interest. For further information regarding our indebtedness, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The agreements and related documents governing the ILPT Floating Rate Loan, the Floating Rate Loan, the $700,000 mortgage loan and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2023, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
Certain of the mortgage loans we assumed in connection with our acquisition of MNR are non-recourse, subject to certain limitations, and do not contain any material financial covenants. The agreements governing the ILPT Floating Rate Loan, the Floating Rate Loan, the $700,000 mortgage loan and the $650,000 mortgage loan contain certain exceptions to the general non-recourse provisions, including our obligation to indemnify the lenders for certain potential environmental losses.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 7 and 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Floating Rate Debt
At June 30, 2023, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
ILPT Floating Rate Loan	$1,235,000	6.18%	$76,323	2024	Monthly
Floating Rate Loan	1,400,000	6.17%	86,380	2024	Monthly
	$2,635,000		$162,703
(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract, as adjusted by our interest rate caps as applicable. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.

At June 30, 2023, our aggregate floating rate debt was $2,635,000, consisting of the $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan, and the $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture. The ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR rates, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.40% for the Floating Rate Loan.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2023, excluding the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At June 30, 2023	6.17%	$2,635,000	$162,703	$2.49
One percentage point increase	7.17%	$2,635,000	$188,930	$2.89
(1)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2023.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur.
Fixed Rate Debt
At June 30, 2023, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 Hawaii Properties)	$650,000	4.31%	$28,015	2029	Monthly
Mortgage notes (17 Mainland Properties)	700,000	4.42%	30,940	2032	Monthly
Mortgage note (2)	91,000	6.25%	5,688	2030	Monthly
Mortgage note (3)	12,042	3.67%	442	2031	Monthly
Mortgage note (3)	13,536	4.14%	560	2032	Monthly
Mortgage note (3)	29,797	4.02%	1,198	2033	Monthly
Mortgage note (3)	41,636	4.13%	1,720	2033	Monthly
Mortgage note (3)	25,310	3.10%	785	2035	Monthly
Mortgage note (3)	40,759	2.95%	1,202	2036	Monthly
Mortgage note (3)	44,991	4.27%	1,921	2037	Monthly
Mortgage note (3)	50,684	3.25%	1,647	2038	Monthly
	$1,699,755		$74,118

(1)The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed or issued this debt.
(2)Our consolidated joint venture, in which we own a 61% equity interest, obtained this mortgage loan, which is secured by four properties.
(3)Our consolidated joint venture, in which we own a 61% equity interest, assumed these former MNR mortgage loans, which are secured by eight properties in aggregate.

Our $650,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,998.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022 in an effort to combat inflation and may continue to do so. Based on the balances outstanding at June 30, 2023 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $91,876.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions; our expectations regarding the demand for industrial properties; our future leasing activity; our leverage levels and possible future financings; our liquidity needs and sources; our capital expenditure plans and commitments; acquisitions and dispositions; our existing and possible future joint venture arrangements; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability and the ability of our tenants to operate under unfavorable market and economic conditions, such as rising or sustained high interest rates, high inflation, labor market challenges, dislocation and volatility in the public equity and debt markets, challenges in the commercial real estate industry generally and in the industrial and logistics sector, geopolitical instability and economic recessions or downturns,
•Demand for industrial and logistics properties,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties in Hawaii,
•Whether our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Our ability to maintain high occupancy at our properties,
•Our tenant and geographic concentrations,
•Potential defaults of our leases by our tenants,
•Changes in global supply chain conditions and emerging technologies,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to acquire properties that realize our targeted returns,
•Our ability to sell properties at prices we target,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,

•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•The ability of our manager, RMR, to successfully manage us,
•Our qualification for taxation as a REIT under the IRC,
•Changes in federal or state tax laws,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Our expected capital expenditures and leasing costs, as well as risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits, and our ability to lease space at these properties at targeted returns,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Non-performance by the counterparties to our interest rate caps and the costs for renewing or replacing the interest rate caps,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks or continuation of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions, climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2023:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
May 1, 2023 - May 31, 2023	5,762	$1.82	—	$—
June 1, 2023 - June 30, 2023	1,348	1.84	—	—
Total	7,110	$1.82	—	$—

(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR in connection with the vesting of prior awards of common shares to them. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Second Amended and Restated Bylaws of the Company, adopted June 1, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2023.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: July 25, 2023

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: July 25, 2023