Form 10-Q
period 2023-09-30
Industrial Logistics Properties Trust
filed 2023-10-25
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 23, 2023: 65,843,823.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

FORM 10-Q

September 30, 2023

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$1,110,279	$1,117,779
Buildings and improvements	4,017,355	4,058,329
Total real estate properties, gross	5,127,634	5,176,108
Accumulated depreciation	(361,814)	(273,467)
Total real estate properties, net	4,765,820	4,902,641
Assets of properties held for sale	57,606	—
Investment in unconsolidated joint venture	124,411	124,358
Acquired real estate leases, net	254,968	297,445
Cash and cash equivalents	83,283	48,261
Restricted cash	139,220	92,519
Rents receivable, including straight line rents of $91,218 and $80,710, respectively	113,665	107,011
Other assets, net	95,342	103,931
Total assets	$5,634,315	$5,676,166

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,303,631	$4,244,501
Liabilities of properties held for sale	1,156	—
Accounts payable and other liabilities	86,028	73,547
Assumed real estate lease obligations, net	19,466	22,523
Due to related persons	5,896	4,824
Total liabilities	4,416,177	4,345,395

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,845,073 and 65,568,145 shares issued and outstanding, respectively	658	656
Additional paid in capital	1,015,468	1,014,201
Cumulative net income	40,436	117,185
Cumulative other comprehensive income	22,142	21,903
Cumulative common distributions	(365,189)	(363,221)
Total equity attributable to common shareholders	713,515	790,724
Noncontrolling interest	504,623	540,047
Total equity	1,218,138	1,330,771
Total liabilities and equity	$5,634,315	$5,676,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Rental income	$110,142	$103,215	$328,443	$281,812

Expenses:
Real estate taxes	14,926	13,749	46,493	36,460
Other operating expenses	9,907	8,453	27,744	22,278
Depreciation and amortization	43,912	48,519	134,278	114,096
General and administrative	7,712	9,110	23,750	24,896
Acquisition and other transaction related costs	—	586	—	586
Loss on impairment of real estate	—	—	254	100,747
Total expenses	76,457	80,417	232,519	299,063

Interest and other income	2,397	1,068	5,340	1,900
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $6,743, $35,496, $20,177, and $90,265, respectively)	(72,941)	(89,739)	(215,558)	(208,286)
Loss on sale of real estate	—	—	(974)	(10)
Loss on equity securities	—	—	—	(5,758)
Loss on early extinguishment of debt	—	(21,370)	(359)	(22,198)
Loss before income tax expense and equity in earnings of unconsolidated joint venture	(36,859)	(87,243)	(115,627)	(251,603)
Income tax expense	(51)	(28)	(113)	(113)
Equity in earnings of unconsolidated joint venture	719	3,297	7,423	6,634
Net loss	(36,191)	(83,974)	(108,317)	(245,082)
Net loss attributable to noncontrolling interest	10,079	38,347	31,568	49,402
Net loss attributable to common shareholders	(26,112)	(45,627)	(76,749)	(195,680)

Other comprehensive income:
Unrealized (loss) gain on derivatives	(6,635)	8,847	(3,392)	18,917
Less: unrealized loss (gain) on derivatives attributable to noncontrolling interest	2,290	(4,119)	3,631	(6,617)
Other comprehensive (loss) income attributable to common shareholders	(4,345)	4,728	239	12,300
Comprehensive loss attributable to common shareholders	$(30,457)	$(40,899)	$(76,510)	$(183,380)

Weighted average common shares outstanding (basic and diluted)	65,488	65,250	65,389	65,228

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.40)	$(0.70)	$(1.17)	$(3.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional		Other	Cumulative	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(24,809)	—	—	(24,809)	(10,737)	(35,546)
Share grants, repurchases and forfeitures	(2,176)	—	384	—	—	—	384	—	384
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive loss	—	—	—	—	(7,018)	—	(7,018)	(1,760)	(8,778)
Balance at March 31, 2023	65,565,969	656	1,014,585	92,376	14,885	(363,877)	758,625	527,550	1,286,175
Net loss	—	—	—	(25,828)	—	—	(25,828)	(10,752)	(36,580)
Share grants, repurchases and forfeitures	131,990	1	553	—	—	—	554	—	554
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive income	—	—	—	—	11,602	—	11,602	419	12,021
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(225)	(225)
Balance at June 30, 2023	65,697,959	657	1,015,138	66,548	26,487	(364,533)	744,297	516,992	1,261,289
Net loss	—	—	—	(26,112)	—	—	(26,112)	(10,079)	(36,191)
Share grants, repurchases and forfeitures	147,114	1	330	—	—	—	331	—	331
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive loss	—	—	—	—	(4,345)	—	(4,345)	(2,290)	(6,635)
Balance at September 30, 2023	65,845,073	$658	$1,015,468	$40,436	$22,142	$(365,189)	$713,515	$504,623	$1,218,138

					Cumulative		Total Equity
	Number of		Additional		Other	Cumulative	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net loss	—	—	—	(6,514)	—	—	(6,514)	(3,273)	(9,787)
Share grants, repurchases and forfeitures	(733)	—	398	—	—	—	398	—	398
Other comprehensive income	—	—	—	—	3,908	—	3,908	1,724	5,632
Contributions from noncontrolling interest	—	—	—	—	—	—	—	591,268	591,268
Distributions to common shareholders	—	—	—	—	—	(21,584)	(21,584)	—	(21,584)
Balance at March 31, 2022	65,403,859	654	1,012,622	337,394	3,908	(340,328)	1,014,250	589,719	1,603,969
Net loss	—	—	—	(143,539)	—	—	(143,539)	(7,782)	(151,321)
Share grants, repurchases and forfeitures	23,600	—	796	—	—	—	796	—	796
Other comprehensive income	—	—	—	—	3,664	—	3,664	774	4,438
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Distributions to common shareholders	—	—	—	—	—	(21,583)	(21,583)	—	(21,583)
Balance at June 30, 2022	65,427,459	654	1,013,418	193,855	7,572	(361,911)	853,588	581,346	1,434,934
Net loss	—	—	—	(45,627)	—	—	(45,627)	(38,347)	(83,974)
Share grants, repurchases and forfeitures	141,245	2	384	—	—	—	386	—	386
Other comprehensive income	—	—	—	—	4,728	—	4,728	4,119	8,847
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,971	1,971
Distributions to common shareholders	—	—	—	—	—	(654)	(654)	—	(654)
Balance at September 30, 2022	65,568,704	$656	$1,013,802	$148,228	$12,300	$(362,565)	$812,421	$549,089	$1,361,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,317)	$(245,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	93,545	75,014
Loss on impairment of real estate	254	100,747
Net amortization of debt issuance costs, premiums and discounts	20,177	90,265
Amortization of acquired real estate leases and assumed real estate lease obligations	38,275	33,680
Amortization of deferred leasing costs	1,723	1,170
Loss on equity securities	—	5,758
Straight line rental income	(10,531)	(8,170)
Loss on early extinguishment of debt	359	22,198
Loss on sale of real estate	974	10
Proceeds from settlement of derivatives	(40,426)	—
Other non-cash expenses	19,865	4,443
Distributions of earnings from unconsolidated joint venture	2,970	3,962
Equity in earnings of unconsolidated joint venture	(7,423)	(6,634)
Change in assets and liabilities:
Rents receivable	3,260	(16,299)
Other assets	(11,459)	3,615
Accounts payable and other liabilities	9,745	14,921
Due to related persons	1,072	2,309
Net cash provided by operating activities	14,063	81,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(3,589,085)
Real estate improvements	(13,649)	(8,741)
Proceeds from sale of marketable securities	—	140,792
Proceeds from sale of real estate	243	—
Proceeds from settlement of derivatives	40,426	—
Distributions in excess of earnings from unconsolidated joint venture	4,400	—
Net cash provided by (used in) investing activities	31,420	(3,457,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	91,000	3,335,000
Repayment of mortgage notes payable	(50,993)	(12,591)
Proceeds from secured bridge loan facility	—	1,385,158
Repayment of secured bridge loan facility	—	(1,385,158)
Borrowings under revolving credit facility	—	3,000
Repayments of revolving credit facility	—	(185,000)
Payment of debt issuance costs	(1,414)	(211,996)
Distributions to common shareholders	(1,968)	(43,821)
Proceeds from sale of noncontrolling interest, net	—	589,411
Repurchase of common shares	(160)	(239)
Distributions to noncontrolling interest	(225)	(1,365)
Net cash provided by financing activities	36,240	3,472,399

Increase in cash, cash equivalents and restricted cash	81,723	97,272
Cash, cash equivalents and restricted cash at beginning of period	140,780	29,397
Cash, cash equivalents and restricted cash at end of period	$222,503	$126,669

SUPPLEMENTAL DISCLOSURES:
Interest paid	$218,369	$113,748
Income taxes paid	$85	$223
Interest capitalized	$545	$68

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$—	$323,432
Real estate improvements accrued not paid	$2,810	$7,165

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$(323,432)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2023	2022
Cash and cash equivalents	$83,283	$26,381
Restricted cash (1)	139,220	100,288
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$222,503	$126,669

(1)Restricted cash consists of amounts escrowed for capital expenditures at certain of our mortgaged properties and cash held for the operations of our consolidated joint venture.

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
Note 2. Real Estate Investments

As of September 30, 2023, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet of primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 187 industrial properties containing approximately 43,254,000 rentable square feet located in 38 other states, or our Mainland Properties, which included 94 properties in 27 states totaling approximately 20,981,000 rentable square feet, owned by a consolidated joint venture in which we own a 61% equity interest. As of September 30, 2023, we also owned a 22% equity interest in an unconsolidated joint venture which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.
We incurred capital expenditures and leasing costs at certain of our properties of $5,275 and $8,574 during the three months ended September 30, 2023 and 2022, respectively, and $17,857 and $22,419 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we committed $7,273 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 3,868,000 rentable square feet. Committed, but unspent, tenant related obligations based on existing leases as of September 30, 2023 were $5,923, of which $3,529 is expected to be spent during the next 12 months.
Impairment
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress leasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the carrying value exceeds the projected undiscounted cash flows, we determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

During the nine months ended September 30, 2023, we recognized a loss on impairment of real estate of $254 to reduce the carrying value of a property that was classified as held for sale at September 30, 2023 to its estimated sales price less costs to sell.
During the nine months ended September 30, 2022, we recognized a $100,747 loss on impairment for 25 properties we acquired as part of our acquisition of Monmouth Real Estate Investment Corporation, or MNR, on February 25, 2022, to adjust the carrying value of these properties to their estimated fair value.
Disposition Activities
In March 2023, we received gross proceeds of $270 and recognized a $974 net loss on sale of real estate as a result of a property in Everett, Washington partially taken by eminent domain.
As of September 30, 2023, we had three Mainland Properties with an aggregate carrying value of $56,944, classified as held for sale in our condensed consolidated balance sheet. As of October 25, 2023, one of these properties is under agreement to sell for a sales price of $21,500, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale, that this sale will not be delayed or that the terms will not change. We terminated agreements to sell two of these properties for an aggregate sales price of $43,765 and we continue to market one of these two properties for sale.
Consolidated Joint Venture
We own a 61% equity interest in Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, which owns 94 properties in 27 states totaling approximately 20,981,000 rentable square feet. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended September 30, 2023 and 2022, for the nine months ended September 30, 2023 and the period from this joint venture’s formation date, February 25, 2022 to September 30, 2022. The portion of this joint venture's net loss not attributable to us, or $10,238 and $38,318, for the three months ended September 30, 2023 and 2022, respectively, and $31,642 and $49,360 for the nine months ended September 30, 2023 and for the period from February 25, 2022 to September 30, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). As of September 30, 2023, our consolidated joint venture had total assets of $3,065,834 and total liabilities of $1,781,222.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net income (loss) not attributable to us, or $159 and ($29), for the three months ended September 30, 2023 and 2022, respectively, and $74 and ($42) for the nine months ended September 30, 2023 and the period from the date we acquired our interest in this property, February 25, 2022 to September 30, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2023, this tenancy in common made cash distributions of $225 to the unrelated third party investor, which is reflected as a decrease in noncontrolling interest in our condensed consolidated balance sheet.
Unconsolidated Joint Venture
We own a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of the unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss).

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
We recognize rental income from operating leases on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $3,414 and $3,794 to record revenue on a straight line basis during the three months ended September 30, 2023 and 2022, respectively, and $10,531 and $8,170 for the nine months ended September 30, 2023 and 2022, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,310 and $16,664 for the three months ended September 30, 2023 and 2022, respectively, and $58,700 and $46,071 for the nine months ended September 30, 2023 and 2022, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under, or renew, the ground lease in order to protect our investment in the affected property.
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office property that we assumed as part of our acquisition of MNR. For leases with a term greater than 12 months under which we are the lessee, we are required to record a right of use asset and lease liability. The values of our right of use assets and related lease liabilities were $4,757 and $4,837, respectively, as of September 30, 2023, and $5,084 and $5,149, respectively, as of December 31, 2022. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
We sublease a portion of our office property assumed in the acquisition of MNR. Rent expense incurred under this lease, net of sublease revenue, was $12 and $176 for three months ended September 30, 2023 and 2022, respectively, and $141 and $355 for the nine months ended September 30, 2023 and the period from February 25, 2022 to September 30, 2022, respectively. Rent expense is included in general and administrative expense in our condensed consolidated statements of comprehensive income (loss).
Tenant Concentration
Subsidiaries of FedEx Corporation and Amazon.com Services, Inc. were responsible for approximately 29.8% and 6.7% of our annualized rental revenues as of September 30, 2023, respectively, and 29.6% and 6.8% as of September 30, 2022, respectively.
Geographic Concentration
For the three months ended September 30, 2023 and 2022, approximately 28.1% and 26.8%, respectively, of our rental income was from our Hawaii Properties. For the nine months ended September 30, 2023 and 2022, approximately 27.9% and 30.6%, respectively, of our rental income was from our Hawaii Properties.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 4. Indebtedness

As of September 30, 2023 and December 31, 2022, our outstanding indebtedness consisted of the following:

	Number of	Principal Balance at					Carrying Value of Collateral at
	Properties	September 30,	December 31,	Interest			September 30,	December 31,
Entity	Secured By	2023	2022	Rate (1)	Type	Maturity	2023	2022
ILPT	104	$1,235,000	$1,235,000	6.18%	Floating	10/9/2024	$1,049,983	$1,071,815
ILPT	186	650,000	650,000	4.31%	Fixed	2/7/2029	489,901	490,416
ILPT	17	700,000	700,000	4.42%	Fixed	3/9/2032	508,383	518,806
Mountain JV	82	1,400,000	1,400,000	6.17%	Floating	3/9/2024	1,870,541	1,909,185
Mountain JV	4	91,000	—	6.25%	Fixed	6/10/2030	184,375	—
Mountain JV	1	11,712	12,691	3.67%	Fixed	5/1/2031	29,094	30,800
Mountain JV	1	13,228	14,144	4.14%	Fixed	7/1/2032	43,826	44,777
Mountain JV	1	29,213	30,949	4.02%	Fixed	10/1/2033	85,380	87,143
Mountain JV	1	40,832	43,219	4.13%	Fixed	11/1/2033	130,197	131,539
Mountain JV	1	24,873	26,175	3.10%	Fixed	6/1/2035	46,725	47,718
Mountain JV	1	40,087	42,087	2.95%	Fixed	1/1/2036	99,805	101,896
Mountain JV	1	44,423	46,109	4.27%	Fixed	11/1/2037	110,881	113,063
Mountain JV	1	50,002	52,031	3.25%	Fixed	1/1/2038	114,259	116,607
Mountain JV	1	—	13,556	N/A	Fixed	10/1/2028	—	63,314
Mountain JV	1	—	4,865	N/A	Fixed	4/1/2030	—	39,724
Mountain JV	1	—	5,145	N/A	Fixed	4/1/2030	—	39,724
Mountain JV	1	—	14,392	N/A	Fixed	9/1/2030	—	50,825
Total / weighted average		4,330,370	4,290,363	5.47%			$4,763,350	$4,857,352
Unamortized debt issuance costs		(26,739)	(45,862)
Total indebtedness, net		$4,303,631	$4,244,501

(1)Interest rates are as of September 30, 2023 and reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

Our $1,235,000 loan, or the ILPT Floating Rate Loan, matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18%, including the impact of our interest rate cap on SOFR of 2.25%, for both the three and nine months ended September 30, 2023. Beginning in October 2023, subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
Our $1,400,000 loan, or the Floating Rate Loan, matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17%, including the impact of our interest rate cap on SOFR of 3.40%, for both the three and nine months ended September 30, 2023. The weighted average annual interest rate payable under the Floating Rate Loan was 4.94% and 4.23% for the three months ended September 30, 2022 and the period from February 25, 2022 to September 30, 2022, respectively. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Floating Rate Loan at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium.
See Note 9 for more information regarding our interest rate caps.
In May 2023, our consolidated joint venture obtained a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.25%. A portion of the net proceeds from this mortgage loan was used to repay four outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 and a weighted average interest rate of 3.70%. We recognized a loss on early extinguishment of debt of $359 for the nine months ended September 30, 2023 in conjunction with the repayment of these mortgage loans.

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

Note 5. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, mortgages and notes payables, accounts payable and interest rate caps. At September 30, 2023 and December 31, 2022, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	At September 30, 2023		At December 31, 2022
	Carrying		Carrying
	Value (1)	Fair Value	Value (1)	Fair Value
Fixed rate loan, 4.31% interest rate, due in 2029	$647,077	$613,520	$646,669	$592,295
Fixed rate loan, 6.25% interest rate, due in 2030	90,038	94,438	—	—
Fixed rate loan, 3.67% interest rate, due in 2031	11,712	11,009	12,691	11,713
Fixed rate loan, 4.42% interest rate, due in 2032	695,134	609,714	694,704	623,133
Fixed rate loan, 4.14% interest rate, due in 2032	13,228	12,611	14,144	13,182
Fixed rate loan, 4.02% interest rate, due in 2033	29,213	27,185	30,949	28,195
Fixed rate loan, 4.13% interest rate, due in 2033	40,832	38,181	43,219	39,573
Fixed rate loan, 3.10% interest rate, due in 2035	24,873	21,837	26,175	22,373
Fixed rate loan, 2.95% interest rate, due in 2036	40,087	34,723	42,087	35,444
Fixed rate loan, 4.27% interest rate, due in 2037	44,423	41,466	46,109	41,880
Fixed rate loan, 3.25% interest rate, due in 2038	50,001	43,463	52,031	43,878
Fixed rate loan, 3.76% interest rate, due in 2028 (2)	—	—	13,556	12,784
Fixed rate loan, 3.77% interest rate, due in 2030 (2)	—	—	4,865	4,553
Fixed rate loan, 3.85% interest rate, due in 2030 (2)	—	—	5,145	4,829
Fixed rate loan, 3.56% interest rate, due in 2030 (2)	—	—	14,392	13,315
	$1,686,618	$1,548,147	$1,646,736	$1,487,147
(1)Includes unamortized debt issuance costs, premiums and discounts of $8,751 and $8,628 at September 30, 2023 and December 31, 2022, respectively.
(2)This loan was repaid in May 2023.
We estimate the fair value of our mortgage notes payable using significant unobservable inputs (Level 3), such as discounted cash flow analyses and prevailing market rates as of the measurement date.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below presents certain of our assets measured on a recurring and non-recurring basis at fair value at September 30, 2023 and December 31, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2023
Recurring fair value measurements
Investment in unconsolidated joint venture	$124,411	$—	$—	$124,411
Interest rate cap derivatives (1)	$51,322	$—	$51,322	$—
Non-recurring fair value measurements
Real estate properties (2)	$1,414	$—	$—	$1,414

At December 31, 2022
Recurring fair value measurements
Investment in unconsolidated joint venture	$124,358	$—	$—	$124,358
Interest rate cap derivatives (1)	$73,133	$—	$73,133	$—
Non-recurring fair value measurements
Real estate properties (2)	$555,123	$—	$—	$555,123
(1)The estimated fair values of our interest rate cap derivatives are based on then current market prices in secondary markets for similar derivative contracts.
(2)At September 30, 2023 and December 31, 2022, we reduced the carrying value of one property and 25 properties, respectively, to their estimated fair value based on third party offers. See Note 2 for more information.

At September 30, 2023 and December 31, 2022, the fair value of our investment in the unconsolidated joint venture was determined by discounting expected future cash flows based on prevailing market rents over a holding period and including an exit capitalization rate to determine the final year of cash flows. The discount rates, exit capitalization rates and holding periods used are Level 3 significant unobservable inputs and are shown in the table below:

Exit
Capitalization
	Valuation Technique	Discount Rates	Rates	Holding Periods
At September 30, 2023
Investment in unconsolidated joint venture	Discounted cash flow	5.25% - 7.00%	4.95% - 6.00%	10 - 12 years

At December 31, 2022
Investment in unconsolidated joint venture	Discounted cash flow	5.25% - 7.00%	4.75% - 6.00%	10 years

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Beginning balance	$129,082	$143,716	$124,358	$143,021
Equity in earnings of unconsolidated joint venture	719	3,297	7,423	6,634
Distributions from unconsolidated joint venture	(5,390)	(1,320)	(7,370)	(3,962)
Ending balance	$124,411	$145,693	$124,411	$145,693

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

On September 13, 2023, we awarded under our equity compensation plan an aggregate of 188,350 of our common shares, valued at $3.63 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of The RMR Group LLC, or RMR.
Common Share Purchases
During the three and nine months ended September 30, 2023, we purchased an aggregate of 40,636 and 48,722 of our common shares, respectively, valued at a weighted average price of $3.54 and $3.29 per common share, respectively, from our officers and certain other current and former employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distribution
January 12, 2023	January 23, 2023	February 16, 2023	$0.01	$656
April 13, 2023	April 24, 2023	May 18, 2023	0.01	656
July 13, 2023	July 24, 2023	August 17, 2023	0.01	656
			$0.03	$1,968
On October 12, 2023, we declared a regular quarterly distribution to common shareholders of record on October 23, 2023 of $0.01 per share, or approximately $658. We expect to pay this distribution to our shareholders on or about November 16, 2023 using cash balances.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $5,919 and $17,301 for the three and nine months ended September 30, 2023, respectively, and $6,465 and $17,821 for the three and nine months ended September 30, 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2023 and 2022, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur any incentive fee payable to RMR for the year ended December 31, 2022. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,464 and $10,286 for the three and nine months ended September 30, 2023, respectively, and $3,270 and $8,797 for the three and nine months ended September 30, 2022, respectively. Of these amounts, for the three and nine months ended September 30, 2023, $3,293 and $9,745, respectively, were included in other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $171 and $541, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, $2,976 and $8,104, respectively, were included in other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $294 and $693, respectively, were capitalized as buildings and improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $2,375 and $6,216 for these expenses and costs for the three and nine months ended September 30, 2023, respectively, and $1,847 and $5,155 for the three and nine months ended September 30, 2022, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Management Agreements Between Our Joint Ventures and RMR. We have two separate joint venture arrangements, our consolidated joint venture and the unconsolidated joint venture. RMR provides management services to both of these joint ventures. We are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides to the unconsolidated joint venture. We are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides to our consolidated joint venture; however, that joint venture pays management fees directly to RMR, and any such fees paid by our consolidated joint venture are credited against the fees payable by us to RMR. See Note 2 for further information about our joint ventures.
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
See Note 6 for information relating to the awards of our common shares we made in September 2023 to our officers and certain other employees of RMR and common shares we purchased from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and RMR employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 7 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. RMR provides management services to each of these joint ventures. As of September 30, 2023 and December 31, 2022, we owed $613 and $616, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheets. We paid these amounts in October 2023 and January 2023, respectively. See Notes 2 and 7 for further information regarding our joint ventures and RMR’s management agreements with our joint ventures.

For further information about these and other such relationships and certain other related person transactions, see our 2022 Annual Report.

Note 9. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is our interest rate risk. We have an interest rate cap agreement to manage our interest rate risk exposure on each of the ILPT Floating Rate Loan and the Floating Rate Loan, both with interest payable at a rate equal to SOFR plus a premium. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk

We record all derivatives in our condensed consolidated balance sheets at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk at September 30, 2023 and December 31, 2022:

Interest Rate	Balance Sheet		Strike	Notional	Fair Value at
Derivative	Line Item	Underlying Instrument	Rate	Amount	September 30, 2023	December 31, 2022
Interest rate cap	Other assets	Floating Rate Loan	3.40%	$1,400,000	$12,712	$23,337
Interest rate cap	Other assets	ILPT Floating Rate Loan	2.25%	$1,235,000	38,610	49,796
					$51,322	$73,133
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in cumulative other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our applicable debt.
In September 2022, in conjunction with the repayment of the then existing $1,385,158 bridge loan facility secured by 109 of our properties, we sold two interest rate cap instruments with an aggregate notional amount of $1,385,158, a strike rate equal to 2.70% and an original expiration date of March 15, 2023 for $7,740. As the underlying debt instrument that these interest rate caps were intended to hedge was repaid in its entirety and the related interest expense was no longer probable to occur, these interest rate caps were no longer designated as cash flow hedges and the remaining deferred gain was reclassified from cumulative other comprehensive income as a reduction of loss on early extinguishment of debt.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amount of gain recognized in cumulative other comprehensive income	$3,428	$15,047	$19,677	$24,200
Amount reclassified from cumulative other comprehensive income into interest expense	(10,063)	761	(23,069)	1,678
Amount reclassified from cumulative other comprehensive income into loss on early extinguishment of debt	—	(6,961)	—	(6,961)
Unrealized (loss) gain on derivative instrument recognized in cumulative other comprehensive loss	$(6,635)	$8,847	$(3,392)	$18,917

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2023, our portfolio was comprised of 413 consolidated properties containing approximately 59,983,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet located on the island of Oahu, Hawaii, and 187 properties containing approximately 43,254,000 rentable square feet located in 38 other states. As of September 30, 2023, our 413 consolidated properties included 94 properties that we own in a consolidated joint venture in which we own a 61% equity interest, and our consolidated properties were approximately 98.9% leased to 304 different tenants with a weighted average remaining lease term (by annualized rental revenues) of approximately 8.2 years. As of September 30, 2023, we also owned a 22% equity interest in an unconsolidated joint venture, which owns 18 properties located in 12 states in the mainland United States containing approximately 11,726,000 rentable square feet that were 99.4% leased with an average remaining lease term (based on annualized rental revenues) of 6.4 years. We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Long term e-commerce trends and supply chain resiliency have resulted in high occupancy and increases in rents. We believe customer service expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, inflationary pressures and rising interest rates in the United States and globally, and global geopolitical hostilities and tensions, have given rise to economic uncertainty and have caused disruptions in the financial markets. These conditions have increased our cost of capital and negatively impacted our ability to reduce our leverage. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Property Operations
Occupancy data for our properties as of September 30, 2023 and 2022 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		As of September 30,
	2023	2022	2023	2022
Total properties	413	413	285	285
Total rentable square feet (in thousands) (2)	59,983	59,962	33,462	33,440
Percent leased (3)	98.9%	99.2%	98.8%	99.3%
(1)Consists of properties that we owned continuously since January 1, 2022 and excludes three properties classified as held for sale at September 30, 2023.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Percent leased includes (i) space being fitted out for occupancy pursuant to existing leases as of September 30, 2023, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.
The average effective rental rates per square foot, as defined below, for our properties for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average effective rental rates per square foot leased: (1)
All properties	$7.44	$6.96	$7.40	$6.96
Comparable properties (2)	$7.42	$6.95	$6.73	$6.43
(1)Average effective rental rates per square foot leased represents annualized rental revenues during the period specified divided by the average rentable square feet leased during the period specified.
(2)Consists of properties that we owned continuously since July 1, 2022 and January 1, 2022, respectively.

During the three and nine months ended September 30, 2023, we entered into new and renewal leases as summarized in the following tables:

	Three Months Ended September 30, 2023
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	64	694	758
Weighted average rental rate change (by rentable square feet)	(15.7)%	16.9%	13.5%
Weighted average lease term by square feet (years)	4.9	4.0	4.1
Total leasing costs and concession commitments (1)	$140	$1,301	$1,441
Total leasing costs and concession commitments per square foot (1)	$2.21	$1.87	$1.90
Total leasing costs and concession commitments per square foot per year (1)	$0.45	$0.47	$0.46

	Nine Months Ended September 30, 2023
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	594	2,892	3,486
Weighted average rental rate change (by rentable square feet)	29.9%	18.1%	20.1%
Weighted average lease term by square feet (years)	11.3	7.2	7.8
Total leasing costs and concession commitments (1)	$3,220	$4,053	$7,273
Total leasing costs and concession commitments per square foot (1)	$5.43	$1.40	$2.09
Total leasing costs and concession commitments per square foot per year (1)	$0.48	$0.20	$0.27
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the nine months ended September 30, 2023, we completed rent resets for approximately 382,000 square feet of land at our Hawaii Properties at rental rates that were approximately 29.9% higher than prior rental rates. There were no rent resets during the three months ended September 30, 2023.
As shown in the table below, approximately 0.8% of our total leased square feet and 0.9% of our total annualized rental revenues as of September 30, 2023 are included in leases scheduled to expire by December 31, 2023. As of September 30, 2023, our lease expirations by year were as follows (dollars and square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total	Rental	Rental	Annualized
	Number of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Tenants	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2023	9	489	0.8%	0.8%	$3,903	0.9%	0.9%
2024	45	5,909	10.0%	10.8%	29,702	6.9%	7.8%
2025	35	4,802	8.1%	18.9%	28,591	6.6%	14.4%
2026	30	4,147	7.0%	25.9%	28,247	6.5%	20.9%
2027	37	8,694	14.7%	40.6%	52,333	12.1%	33.0%
2028	41	6,075	10.2%	50.8%	44,948	10.4%	43.4%
2029	22	4,378	7.4%	58.2%	23,391	5.4%	48.8%
2030	16	2,519	4.2%	62.4%	21,092	4.9%	53.7%
2031	17	3,265	5.5%	67.9%	25,592	5.9%	59.6%
2032	37	3,615	6.1%	74.0%	35,455	8.2%	67.8%
Thereafter	109	15,423	26.0%	100.0%	139,830	32.2%	100.0%
Total	398	59,316	100.0%		$433,084	100.0%

Weighted average remaining lease term (in years)		7.1			8.2
(1)Leased square feet is pursuant to existing leases as of September 30, 2023 and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied or is being offered for sublease by tenants, if any.

As of September 30, 2023, subsidiaries of FedEx Corporation and subsidiaries of Amazon.com Services, Inc. leased 21.9% and 7.7% of our total leased square feet, respectively, and represented 29.8% and 6.7% of our total annualized rental revenues, respectively.
Mainland Properties. As of September 30, 2023, our Mainland Properties represented approximately 72.0% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of September 30, 2023, our Hawaii Properties represented approximately 28.0% of our annualized rental revenues. As of September 30, 2023, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every ten years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended, or leases expire depends upon market conditions which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of September 30, 2023:

Annualized
Rental Revenues
Scheduled to Reset
Scheduled Rent Reset Year for Hawaii Properties	as of September 30, 2023
2023	$—
2024	1,150
2025	989
2026	1,315
2027	795
2028 and thereafter	17,605
Total	$21,854
As of September 30, 2023, $28,031, or 6.5%, of our annualized rental revenues are included in leases scheduled to expire by September 30, 2024 and 1.1% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
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
Disposition Activities
In March 2023, we received gross proceeds of $270 and recognized a $974 net loss on sale of real estate as a result of a property in Everett, Washington partially taken by eminent domain.

As of September 30, 2023, we had three Mainland Properties with an aggregate carrying value of $56,944, classified as held for sale in our condensed consolidated balance sheet. As of October 25, 2023, one of these properties is under agreement to sell for a sales price of $21,500, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale, that this sale will not be delayed or that the terms will not change. We terminated agreements to sell two of these properties for an aggregate sales price of $43,765 and we continue to market one of these two properties for sale.
For further information regarding our disposition activities, see Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
			$	%			$			$	%
	2023	2022	Change	Change	2023	2022	Change	2023	2022	Change	Change

Rental income	$108,571	$101,704	$6,867	6.8%	$1,571	$1,511	$60	$110,142	$103,215	$6,927	6.7%

Operating expenses:
Real estate taxes	14,734	13,535	1,199	8.9%	192	214	(22)	14,926	13,749	1,177	8.6%
Other operating expenses	9,772	8,299	1,473	17.7%	135	154	(19)	9,907	8,453	1,454	17.2%
Total operating expenses	24,506	21,834	2,672	12.2%	327	368	(41)	24,833	22,202	2,631	11.9%

Net operating income (3)	$84,065	$79,870	$4,195	5.3%	$1,244	$1,143	$101	85,309	81,013	4,296	5.3%

Other expenses:
Depreciation and amortization								43,912	48,519	(4,607)	(9.5)%
General and administrative								7,712	9,110	(1,398)	(15.3)%
Acquisition and other transaction related costs								—	586	(586)	(100.0)%
Total other expenses								51,624	58,215	(6,591)	(11.3)%
Interest and other income								2,397	1,068	1,329	124.4%
Interest expense								(72,941)	(89,739)	16,798	(18.7)%
Loss on early extinguishment of debt								—	(21,370)	21,370	(100.0)%
Loss before income tax expense and equity in earnings of unconsolidated joint venture								(36,859)	(87,243)	50,384	(57.8)%
Income tax expense								(51)	(28)	(23)	82.1%
Equity in earnings of unconsolidated joint venture								719	3,297	(2,578)	(78.2)%
Net loss								(36,191)	(83,974)	47,783	(56.9)%
Net loss attributable to noncontrolling interest								10,079	38,347	(28,268)	(73.7)%
Net loss attributable to common shareholders								$(26,112)	$(45,627)	$19,515	(42.8)%

Weighted average common shares outstanding (basic and diluted)								65,488	65,250	238	0.4%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.40)	$(0.70)	$0.30	(42.9)%

(1)Consists of properties that we owned continuously since July 1, 2022.
(2)Consists of three properties classified as held for sale at September 30, 2023 and one property we acquired during the period from July 1, 2022 to September 30, 2023.
(3)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Rental income. Rental income increased at certain of our comparable properties primarily due to increases from our leasing activity and rent resets. Rental income includes non-cash straight line rent adjustments of $3,414 and $3,794 for the 2023 and 2022 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $252 and $250 for the 2023 and 2022 periods, respectively.
Real estate taxes. Real estate taxes at certain of our comparable properties increased due to higher assessed values.
Other operating expenses. Other operating expenses at certain of our comparable properties increased primarily due to increases in insurance expense and repairs and maintenance at certain of our properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects a decrease in the amortization of leasing costs relating to certain lease expirations since July 1, 2022 and the impact on depreciation expense of certain properties classified as held for sale in the comparable periods, partially offset by an increase in depreciation and amortization related to capital expenditures made since July 1, 2022.
General and administrative. The decrease in general and administrative expenses is primarily due to decreases in business management fees as a result of a decline in our average market capitalization and in professional fees in the 2023 period.
Acquisition and other transaction related costs. Acquisition and other transaction related costs primarily consist of costs related to acquisition and disposition activities that were not completed.
Interest and other income. The increase in interest and other income is primarily due to higher interest rates and average cash balances during the 2023 period as compared to the 2022 period.
Interest expense. The decrease in interest expense is due to lower average outstanding indebtedness during the 2023 period as compared to the 2022 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to the write off of unamortized costs related to the repayment of our $1,385,158 bridge loan facility in September 2022.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022 (dollars and share amounts in thousands, except per share data)

	Comparable Properties Results (1)				Non-Comparable Properties Results (2)			Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
			$	%			$			$	%
	2023	2022	Change	Change	2023	2022	Change	2023	2022	Change	Change

Rental income	$166,912	$160,004	$6,908	4.3%	$161,531	$121,808	$39,723	$328,443	$281,812	$46,631	16.5%

Operating expenses:
Real estate taxes	23,087	21,761	1,326	6.1%	23,406	14,699	8,707	46,493	36,460	10,033	27.5%
Other operating expenses	14,944	13,611	1,333	9.8%	12,800	8,667	4,133	27,744	22,278	5,466	24.5%
Total operating expenses	38,031	35,372	2,659	7.5%	36,206	23,366	12,840	74,237	58,738	15,499	26.4%

Net operating income (3)	$128,881	$124,632	$4,249	3.4%	$125,325	$98,442	$26,883	254,206	223,074	31,132	14.0%

Other expenses:
Depreciation and amortization								134,278	114,096	20,182	17.7%
General and administrative								23,750	24,896	(1,146)	(4.6)%
Acquisition and other transaction related costs								—	586	(586)	(100.0)%
Loss on impairment of real estate								254	100,747	(100,493)	(99.7)%
Total other expenses								158,282	240,325	(82,043)	(34.1)%
Interest and other income								5,340	1,900	3,440	181.1%
Interest expense								(215,558)	(208,286)	(7,272)	3.5%
Loss on sale of real estate								(974)	(10)	(964)	n/m
Loss on equity securities								—	(5,758)	5,758	(100.0)%
Loss on early extinguishment of debt								(359)	(22,198)	21,839	(98.4)%
Loss before income tax expense and equity in earnings of unconsolidated joint venture								(115,627)	(251,603)	135,976	(54.0)%
Income tax expense								(113)	(113)	—	—%
Equity in earnings of unconsolidated joint venture								7,423	6,634	789	11.9%
Net loss								(108,317)	(245,082)	136,765	(55.8)%
Net loss attributable to noncontrolling interest								31,568	49,402	(17,834)	(36.1)%
Net loss attributable to common shareholders								$(76,749)	$(195,680)	$118,931	(60.8)%

Weighted average common shares outstanding (basic and diluted)								65,389	65,228	161	0.2%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(1.17)	$(3.00)	$1.83	(61.0)%
n/m - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2022.
(2)Consists of three properties held for sale as of September 30, 2023 and 125 properties we acquired during the period from January 1, 2022 to September 30, 2023.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Rental income. The increase in rental income is primarily a result of our acquisition activities, which includes our acquisition of MNR in February 2022. Rental income increased at certain of our comparable properties primarily due to increases from our leasing activity and rent resets. Rental income includes non-cash straight line rent adjustments of $10,531 and $8,170 for the 2023 and 2022 periods, respectively, and net amortization of acquired real estate leases and assumed real estate lease obligations of $764 and $4,265 for the 2023 and 2022 periods, respectively.
Real estate taxes. The increase in real estate taxes primarily reflects our acquisition of MNR. Real estate taxes at certain of our comparable properties increased due to higher assessed values.
Other operating expenses. The increase in other operating expenses is primarily due to our acquisition of MNR and increases in insurance expenses and repairs and maintenance at certain of our properties, partially offset by a decrease in snow removal expenses at certain of our properties, during the 2023 period.

Depreciation and amortization. The increase in depreciation and amortization primarily reflects the impact of the acquisition of MNR during the 2022 period.
General and administrative. The decrease in general and administrative expenses is primarily due to decreases in business management fees as a result of a decline in our average market capitalization and a decrease in legal fees, partially offset by an increase in accounting and professional fees in the 2023 period.
Acquisition and other transaction related costs. Acquisition and other transaction related costs primarily consists of costs related to potential acquisition and disposition activities that were not completed.
Loss on impairment of real estate. During the 2023 period, we recognized a loss on impairment of real estate on one property that was classified as held for sale at September 30, 2023. During the 2022 period, we recognized a loss on impairment of real estate on 25 properties assumed in the acquisition of MNR.
Interest and other income. The increase in interest and other income is primarily due to higher interest rates and average cash balances during the 2023 period as compared to the 2022 period.
Interest expense. The increase in interest expense is primarily due to higher average outstanding indebtedness during the 2023 period as compared to the 2022 period, partially offset by lower amortization of debt costs in the 2023 period as compared to the 2022 period.
Loss on sale of real estate. Loss on sale of real estate was a result of a property in Everett, Washington partially taken by eminent domain during the 2023 period and a final adjustment to the sale of properties during the year ended December 31, 2021 in the 2022 period.
Loss on equity securities. Loss on equity securities represents the realized loss on the sale of certain equity securities we acquired as part of the acquisition of MNR during the 2022 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to prepayment penalties incurred upon the repayment of four mortgage loans in May 2023, the write off of unamortized costs related to the repayment of our $1,385,158 bridge loan facility in September 2022 and the write off of unamortized costs related to the termination of our unsecured revolving credit facility in February 2022.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including NOI, funds from operations, or FFO, attributable to common shareholders and normalized funds from operations, or Normalized FFO, attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net loss or net loss attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net loss and net loss attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT along with net loss and net loss attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

The following table presents the reconciliation of net loss to NOI for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(36,191)	$(83,974)	$(108,317)	$(245,082)
Equity in earnings of unconsolidated joint venture	(719)	(3,297)	(7,423)	(6,634)
Income tax expense	51	28	113	113
Loss before income tax expense and equity in earnings of unconsolidated joint venture	(36,859)	(87,243)	(115,627)	(251,603)
Loss on early extinguishment of debt	—	21,370	359	22,198
Interest and other income	(2,397)	(1,068)	(5,340)	(1,900)
Interest expense	72,941	89,739	215,558	208,286
Loss on sale of real estate	—	—	974	10
Loss on equity securities	—	—	—	5,758
General and administrative	7,712	9,110	23,750	24,896
Acquisition and other transaction related costs	—	586	—	586
Loss on impairment of real estate	—	—	254	100,747
Depreciation and amortization	43,912	48,519	134,278	114,096
NOI	$85,309	$81,013	$254,206	$223,074

NOI:
Hawaii Properties	$22,572	$20,049	$67,313	$64,087
Mainland Properties	62,737	60,964	186,893	158,987
NOI	$85,309	$81,013	$254,206	$223,074

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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended September 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(26,112)	$(45,627)	$(76,749)	$(195,680)
Depreciation and amortization	43,912	48,519	134,278	114,096
Equity in earnings of unconsolidated joint venture	(719)	(3,297)	(7,423)	(6,634)
Loss on equity securities	—	—	—	5,758
Share of FFO from unconsolidated joint venture	1,446	1,678	4,416	5,115
Loss on impairment of real estate	—	—	254	100,747
Loss on sale of real estate	—	—	974	10
FFO adjustments attributable to noncontrolling interest	(10,582)	(11,407)	(32,514)	(27,445)
FFO attributable to common shareholders	7,945	(10,134)	23,236	(4,033)
Loss on early extinguishment of debt	—	21,370	359	22,198
Acquisition, transaction related and certain other financing costs (1)	—	32,016	—	80,992
Normalized FFO adjustments attributable to noncontrolling interest	—	(28,379)	(140)	(28,379)
Normalized FFO attributable to common shareholders	$7,945	$14,873	$23,455	$70,778

Weighted average common shares outstanding (basic and diluted)	65,488	65,250	65,389	65,228

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.12	$(0.16)	$0.36	$(0.06)
Normalized FFO attributable to common shareholders	$0.12	$0.23	$0.36	$1.09
(1)Amounts for the three and nine months ended September 30, 2022 primarily include certain debt issuance costs recognized as interest expense related to the then existing bridge loan facility and other transaction related costs expensed under GAAP.
LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of September 30, 2023, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 77.2% of our annualized rental revenues and only 6.5% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties;
•control our operating cost increases, including interest and other financing costs;
•purchase additional properties that produce cash flows in excess of our costs of acquisition capital and property operating expenses; and
•develop properties to produce cash flows in excess of our costs of capital.

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$140,780	$29,397
Net cash provided by (used in):
Operating activities	14,063	81,907
Investing activities	31,420	(3,457,034)
Financing activities	36,240	3,472,399
Cash and cash equivalents and restricted cash at end of period	$222,503	$126,669
The decrease in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the prior year is primarily due to higher interest expense paid in the 2023 period, partially offset by higher cash flows from the properties we acquired pursuant to our acquisition of MNR in February 2022. The change in net cash provided by investing activities is primarily due to our acquisition of MNR in February 2022 as compared to no acquisitions during the 2023 period. The decrease in net cash provided by financing activities was primarily due to proceeds from borrowings and sale of joint venture equity interests to finance our acquisition of MNR in the 2022 period.
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
As of September 30, 2023, we had cash and cash equivalents, excluding restricted cash, of $83,283. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.

The ILPT Floating Rate Loan matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18%, including the impact of our interest rate cap on SOFR of 2.25%, for both the three and nine months ended September 30, 2023. Beginning in October 2023, subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17%, including the impact of our interest rate cap on SOFR of 3.40%, for both the three and nine months ended September 30, 2023. The weighted average annual interest rate payable under the Floating Rate Loan was 4.94% and 4.23% for the three months ended September 30, 2022 and the period from February 25, 2022 to September 30, 2022, respectively. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Floating Rate Loan at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium.
The one year options to extend the Floating Rate Loan and the ILPT Floating Rate Loan require, among other things, that we obtain a replacement interest rate cap, as defined in the applicable agreement.
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

As of September 30, 2023, we had an aggregate principal amount of $4,330,370 of debt, including the Floating Rate Loan and the ILPT Floating Rate Loan, scheduled to mature between 2024 and 2038.
For further information regarding our investing and financing activities, see Notes 2 and 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidated Joint Venture
We own a 61% equity interest in Mountain Industrial REIT LLC, which owns 94 properties in 27 states totaling approximately 20,981,000 rentable square feet. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized a 39% noncontrolling interest in our condensed consolidated financial statements for the three months ended September 30, 2023 and 2022, for the nine months ended September 30, 2023 and the period from this joint venture’s formation date, February 25, 2022 to September 30, 2022. The portion of this joint venture's net loss not attributable to us, or $10,238 and $38,318, for the three months ended September 30, 2023 and 2022, respectively, and $31,642 and $49,360 for the nine months ended September 30, 2023 and for the period from February 25, 2022 to September 30, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). As of September 30, 2023, our consolidated joint venture had total assets of $3,065,834 and total liabilities of $1,781,222.
Unconsolidated Joint Venture
We own a 22% equity interest in The Industrial Fund REIT LLC, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). In addition, the unconsolidated joint venture made aggregate cash distributions to us of $5,390 and $1,320 during the three months ended September 30, 2023 and 2022, respectively, and $7,370 and $3,962 for the nine months ended September 30, 2023 and 2022, respectively.
For further information regarding these joint ventures, see Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
During the nine months ended September 30, 2023, we paid quarterly cash distributions to our shareholders totaling $1,968 using cash balances.

On October 12, 2023, we declared a regular quarterly distribution to common shareholders of record on October 23, 2023 of $0.01 per share, or approximately $658. We expect to pay this distribution to our shareholders on or about November 16, 2023 using cash balances. For more information regarding these distributions, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the three and nine months ended September 30, 2023 and 2022, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Tenant improvements and leasing costs (1)	$1,241	$2,302	$5,779	$8,290
Building improvements (2)	2,720	1,292	4,373	1,778
Development, redevelopment and other activities (3)	1,314	4,980	7,705	12,351
	$5,275	$8,574	$17,857	$22,419
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

As of September 30, 2023, we had estimated unspent leasing related obligations of $5,923, of which $3,529 is expected to be spent during the next 12 months.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of September 30, 2023 were: (1) $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan secured by 104 of our properties; (2) $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture; (3) $700,000 outstanding principal amount of a mortgage loan secured by 17 our properties; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our Hawaii Properties; and (5) $345,370 aggregate principal amount of mortgage loans secured by 12 properties owned by our consolidated joint venture in which we own a 61% equity interest. For further information regarding our indebtedness, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The agreements and related documents governing the ILPT Floating Rate Loan, the Floating Rate Loan, the $700,000 mortgage loan and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of September 30, 2023, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
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
Floating Rate Debt
At September 30, 2023, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance	Rate (1)	Expense (1)	Maturity	Due
ILPT Floating Rate Loan	$1,235,000	6.18%	$77,383	2024	Monthly
Floating Rate Loan	1,400,000	6.17%	87,580	2024	Monthly
	$2,635,000		$164,963
(1)The annual interest rate and annual interest expense are the amounts stated in the applicable contract, as adjusted by our interest rate caps as applicable.

At September 30, 2023, our aggregate floating rate debt was $2,635,000, consisting of the $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan, and the $1,400,000 outstanding principal amount of the Floating Rate Loan secured by 82 properties owned by our consolidated joint venture. The ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR rates, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.40% for the Floating Rate Loan.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2023, excluding the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At September 30, 2023	6.17%	$2,635,000	$164,963	$2.52
One percentage point increase	7.17%	$2,635,000	$191,679	$2.93
(1)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2023.

The foregoing table shows the impact of an immediate one percentage point change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur.
Fixed Rate Debt
At September 30, 2023, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance	Rate (1)	Expense (1)	Maturity	Due
Mortgage notes (186 Hawaii Properties)	$650,000	4.31%	$28,015	2029	Monthly
Mortgage notes (17 Mainland Properties)	700,000	4.42%	30,940	2032	Monthly
Mortgage note (2)	91,000	6.25%	5,688	2030	Monthly
Mortgage note (3)	11,712	3.67%	430	2031	Monthly
Mortgage note (3)	13,228	4.14%	548	2032	Monthly
Mortgage note (3)	29,213	4.02%	1,174	2033	Monthly
Mortgage note (3)	40,832	4.13%	1,686	2033	Monthly
Mortgage note (3)	24,873	3.10%	771	2035	Monthly
Mortgage note (3)	40,087	2.95%	1,183	2036	Monthly
Mortgage note (3)	44,423	4.27%	1,897	2037	Monthly
Mortgage note (3)	50,002	3.25%	1,625	2038	Monthly
	$1,695,370		$73,957

(1)The annual interest rate and annual interest expense are the amounts stated in the applicable contract.
(2)Our consolidated joint venture, in which we own a 61% equity interest, obtained this mortgage loan, which is secured by four properties.
(3)Our consolidated joint venture, in which we own a 61% equity interest, assumed these former MNR mortgage loans, which are secured by eight properties in aggregate.

Our $650,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,953.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022 in an effort to combat inflation and may continue to do so. Based on the balances outstanding at September 30, 2023 and discounted cash flow analyses through the maturity date, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $89,267.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Demand for industrial and logistics properties,
•Our ability and the ability of our tenants to operate under unfavorable market and economic conditions, such as rising or sustained high interest rates, high inflation, labor market challenges, disruption and volatility in the public equity and debt markets, challenges in the commercial real estate industry generally and in the industrial and logistics sector, global geopolitical hostilities and tensions and economic recessions or downturns,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties in Hawaii,
•Whether our tenants will renew or extend their leases or that we will be able to obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to maintain high occupancy at our properties,
•Our tenant and geographic concentrations,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to purchase cost effective interest rate caps,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity,
•Non-performance by the counterparties to our interest rate caps and the costs for renewing or replacing the interest rate caps,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,
•Changes in global supply chain conditions and emerging technologies,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,

•Acts of terrorism, outbreaks or continuation of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions, climate change or other manmade or natural disasters beyond our control,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices we target,
•Our ability to complete pending sales without delay, or at all, at existing agreement terms,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expected capital expenditures and leasing costs, as well as risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits, and our ability to lease space at these properties at targeted returns,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•The ability of our manager, RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Our ability to acquire properties that realize our targeted returns, and
•Other matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2023:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
July 1, 2023 - July 31, 2023	1,017	$3.65	—	$—
September 1, 2023 - September 30, 2023	39,619	$3.54	—	$—
Total	40,636	$3.54	—	$—

(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former employees of RMR in connection with the vesting of prior awards of common shares to them. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Second Amended and Restated Bylaws of the Company, adopted June 1, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2023.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

10.1	Form of Share Award Agreement. (Filed herewith.)

10.2	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: October 25, 2023

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: October 25, 2023