Form 10-K
period 2023-12-31
Industrial Logistics Properties Trust
filed 2024-02-20
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $213.3 million based on the $3.30 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2023. For purposes of this calculation, an aggregate of 1,070,294 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 15, 2024: 65,842,339.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions; our expectations regarding the demand for industrial properties; our future leasing activity; our leverage levels and possible future financings; our liquidity needs and sources; our capital expenditure plans and commitments; acquisitions and dispositions; our existing and possible future joint venture arrangements; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties in Hawaii,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to purchase cost effective interest rate caps,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity,
•Non-performance by the counterparties to our interest rate caps and the costs for renewing or replacing the interest rate caps,
•Demand for industrial and logistics properties,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization,
•Our ability to maintain high occupancy at our properties,
•Our tenant and geographic concentrations,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices we target,
(i)

•Our ability to complete sales without delay, or at all, at existing agreement terms,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expected capital expenditures and leasing costs, as well as risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits, our ability to lease space at these properties at targeted returns and volatility in the commercial real estate markets,

•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, to enter into additional real estate joint ventures and to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire properties that realize our targeted returns,
•The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,

•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks or continuation of pandemics or other public health safety events or conditions, war or other hostilities, supply chain disruptions, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
(ii)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
2023 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a REIT organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States.
As of December 31, 2023, our portfolio was comprised of 411 properties containing approximately 59,951,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,222,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties. As of December 31, 2023, we also owned a 22% equity interest in an unconsolidated joint venture, or the unconsolidated joint venture.
As of December 31, 2023, our Mainland Properties represented 72.1% of our annualized rental revenues and our Hawaii Properties represented 27.9% of our annualized rental revenues. We define the term annualized rental revenues used in this Annual Report on Form 10-K as the annualized contractual base rents from our tenants pursuant to their leases as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1460.
Acquisition of Monmouth Real Estate Investment Corporation
On February 25, 2022, we completed the acquisition of Monmouth Real Estate Investment Corporation, or MNR, pursuant to the merger of MNR with and into one of our wholly owned subsidiaries, or the Merger. MNR’s portfolio included 124 class A, single tenant, net leased, e-commerce focused industrial properties containing approximately 25,745,000 rentable square feet and two then committed, but not yet then completed, property acquisitions. In connection with the Merger, we entered into a joint venture arrangement, or our consolidated joint venture, with an institutional investor for 95 of the acquired MNR properties, including the two committed MNR property acquisitions, one of which was subsequently completed. Our consolidated joint venture subsequently terminated the agreement for the other committed MNR property acquisition.
Our Business and Growth Strategies
We own and lease industrial and logistics properties located throughout the United States. We believe our current properties provide a stable base of increasing income. We seek to extend or enter new leases as leases approach expiration and selectively develop industrial and logistics properties in the United States.
Our internal growth strategy is to increase rents and corresponding cash flows we receive from our current properties. Certain of the leases for our Hawaii Properties provide for rents to be reset to fair market value periodically during the lease terms. Since our predecessors began acquiring our Hawaii Properties in December 2003, our Hawaii Properties have remained over 96% leased, and periodic rent resets, together with lease extensions and new leasing activity following lease expirations at our Hawaii Properties, have resulted in significant rent increases. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for future rent growth as a result of periodic rent resets, lease extensions and new leasing. In addition to the internal rent growth which may result from our rent resets and lease activity at our Hawaii Properties, a majority of the leases at our Mainland Properties and certain leases at our Hawaii Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us.

Since the time, in some cases 40 to 50 years ago, certain of our Hawaii Properties’ leases were originally entered into, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we have engaged in redevelopment activities to change the character of certain properties in order to increase rents. As our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity in the near term; however, we may undertake such activities on a selective basis. Also, we and our predecessors have sometimes built expansions for tenants at our Mainland Properties in return for lease extensions and rent increases, and we may continue such activities on a selective basis.
Our external growth strategy is defined by our investment, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Our Leases
The following is an overview of the general lease terms for our properties. The terms of a particular lease may vary from those described below.
Mainland Properties’ Leases. In general, our Mainland Properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Many of our Mainland Properties’ leases require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense; however, as we believe our Mainland Properties are well maintained, we do not believe these expenses will be material to us during the remaining lease terms.
Our Mainland Properties are currently 98.9% leased. We expect to have opportunities to raise rents or re-lease these properties at higher rental rates as lease expirations at these properties approach. Also, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and when these options are exercised. We regularly confer with tenants at our Mainland Properties to determine if they are interested in expanding or otherwise improving their leased properties in return for increased rents and extended terms.
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

Tenants representing 1% or more of our total annualized rental revenues as of December 31, 2023 were as follows:

					% of Total
				% of Total	Annualized
		No. of	Leased	Leased	Rental
Tenant	States	Properties	Sq. Ft. (1)	Sq. Ft. (1)	Revenues
FedEx Corporation / FedEx Ground Package System, Inc.	Various (34 States)	80	12,851	21.7%	29.7%
Amazon.com Services, Inc. / Amazon.com Services LLC	AL, IN, OK, SC, TN, VA	8	4,539	7.7%	6.7%
Home Depot U.S.A., Inc.	GA, HI	2	956	1.6%	2.1%
UPS Supply Chain Solutions, Inc.	NH, NY	3	794	1.3%	1.6%
American Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.2%	1.5%
Restoration Hardware, Inc.	MD	1	1,195	2.0%	1.5%
Servco Pacific, Inc.	HI	7	629	1.1%	1.4%
Par Pacific Holdings Inc.	HI	3	3,148	5.3%	1.2%
TD SYNNEX Corporation	OH	2	939	1.6%	1.1%
Berkshire Hathaway Inc.	GA	1	832	1.4%	1.0%
		112	26,605	44.9%	47.8%
(1)Leased square feet is pursuant to existing leases as of December 31, 2023, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied.
Our Investment Policies
Our target investments include all industrial and logistics buildings in top tier markets. Outside of top tier markets, our focus is on newer buildings, high credit quality tenants and longer lease terms. We target estimated capitalization rates of 6.0% to 7.5% for new investments. If and as market conditions change, or in certain other instances, our target investments and target estimated capitalization rates may change.
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

•the tenants’ historic and expected adoption of environmental sustainability in connection with their operations; and
•the tax and regulatory circumstances of the market area in which the property is located.
Also, we may invest in or enter into real estate joint ventures. We currently own a 61% equity interest in our consolidated joint venture, a 22% equity interest in the unconsolidated joint venture and a 67% tenancy in common interest in one of our Mainland Properties. In the future, we may invest in or enter into additional real estate joint ventures, or acquire additional properties with the intention of contributing such properties to our existing joint ventures, if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or to take advantage of property valuation differences among private and public sources of equity capital.
We have no limitations on the amount or percentage of our total assets that may be invested in any one property and no limits on the concentration of investments in any one location. However, we believe it is prudent to seek portfolio diversification, not concentration.
Our Board of Trustees may change our investment policies at any time without a vote of, or advance notice to, our shareholders. We may in the future adopt policies with respect to investments in real estate mortgages or securities of other entities engaged in real estate activities. We may in the future consider the possibility of entering into mergers, strategic combinations or additional joint ventures with other companies.
Our Disposition Policies
We generally consider ourselves to be a long-term owner of our properties. We expect our decision to sell properties, equity interests in our joint ventures or a stake in some of our properties will be based upon the following considerations, among others, which may be relevant to a particular property at a particular time:
•the terms of any debt that may secure the property;
•whether the property is leased and, if so, the remaining lease term and likelihood of lease renewal;
•our ability to identify new tenants if the property has or is likely to develop vacancies;
•our evaluation of future rents which may be achieved from the property;
•the potential costs associated with finding replacement tenants, including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant and required building improvement capital, if any, all as compared to our projected returns from future rents;
•the estimated proceeds we may receive by selling the property;
•the strategic fit of the property with the rest of our portfolio;
•our intended use of the proceeds we may realize from the sale of a property;
•the tax implications to us and our shareholders;
•the existence of alternative sources, uses or needs for capital; and
•the benefits we believe we will achieve from selling equity interests in our joint ventures or contributing additional properties to our existing joint ventures or any new joint venture.
Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies
To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. We expect to repay our debts, invest in our properties or fund acquisitions, developments or redevelopments by utilizing future financing arrangements, selling properties and/or joint venture interests and issuing equity or debt securities or using retained cash from operations that may exceed distributions paid. We also expect that our operating and investing activities will be funded by rents from tenants at our properties in excess of planned distributions to our shareholders and by using cash on hand and proceeds from any future financing arrangements we may obtain. We will decide when and whether to issue equity, incur new debt or refinance existing debt depending primarily upon our success in operating our business and upon market conditions. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Competition
Owning and operating real estate is a highly competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Some of our competitors may have greater financial and other resources than us. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For more information, see “Risk Factors—Risks Related to Our Business—We face significant competition” included in Part I, Item 1A of this Annual Report on Form 10-K.
Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, also serves as an executive vice president, chief financial officer and treasurer of RMR Inc. and an officer and employee of RMR. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.

RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to our joint ventures. As of February 16, 2024, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; and John G. Murray, executive vice president. Our President and Chief Operating Officer, Yael Duffy, is a senior vice president of RMR and our Chief Financial Officer and Treasurer, Tiffany R. Sy, is a vice president of RMR. Other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2023, RMR had over 1,100 full time employees located at its headquarters and regional offices throughout the United States.
Corporate Sustainability
Our manager, RMR, periodically publishes its Sustainability Report, which summarizes the environmental, social and governance, or ESG, initiatives employed by RMR and its client companies, including us. RMR’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
We believe corporate sustainability is a strategic part of our focus on operational practices, enhancing our competitive position, development and redevelopment efforts and economic performance. Our sustainability practices, which align with those of our manager, RMR — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
We recognize our responsibility to minimize the impact of our business on the environment and seek to preserve natural resources and maximize efficiencies in order to reduce the impact our properties have on the planet. Our environmental sustainability strategies and best practices help to mitigate our properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. Our sustainability and community engagement strategies focus on a complementary set of objectives, including the following:
•Responsible Investment. We seek to invest capital in our properties that both improves environmental performance and enhances asset value. During the property acquisition due diligence and annual budgeting processes, RMR assesses, among other things, environmental sustainability opportunities and physical and policy driven climate related risks.
•Environmental Stewardship. We seek to improve the environmental footprint of our properties, including by reducing carbon emissions, energy consumption and water usage, especially when doing so may reduce operating costs and exposure to policies that call for a carbon tax or other emissions-based penalties and enhance the properties’ competitive position. Our existing business practices are intended to align with the Task Force on Climate-Related Financial Disclosures framework across both the physical and transition risks and opportunities. With respect to our development and redevelopment activities, RMR considers how to best incorporate sustainability goals as part of the overall goal of any development or redevelopment project at our properties. In 2022, RMR announced its commitment to a goal of net zero emissions by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline as it relates to Scope 1 and 2 emissions for all properties for which it directly manages energy.

Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. Government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. Our property manager, RMR, is a member of the ENERGY STAR program. As of December 31, 2023, our LEED designations and ENERGY STAR certifications were as follows:
•LEED: Four of our properties containing approximately 1.3 million rentable square feet (2.0% and 3.0% of our eligible properties and eligible rentable square feet, respectively).
•Building Owners and Managers Association (BOMA) 360: 28 of our properties containing approximately 5.4 million rentable square feet (14.1% and 12.4% of our eligible properties and eligible rentable square feet, respectively).
•ENERGY STAR: Three of our properties containing approximately 284,000 rentable square feet (1.5% and 0.7% of our eligible properties and eligible rentable square feet, respectively).
•Investments in Human Capital. We have no employees. We rely on our manager, RMR, to hire, train, and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment.
•Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our manager, RMR, regularly encourages its employees to engage in a variety of charitable and community programs, including participation in a company-wide service day and a charitable giving matching program.
•Diversity and Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2023, our Board of Trustees was comprised of seven Trustees, of which five were independent trustees, two, or approximately 28.6%, were female and one, or approximately 14.3%, was a member of under-represented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
For more information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities”, “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters” included in Part I, Item 1A of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” included in Part II, Item 7 of this Annual Report on Form 10-K.
Insurance
The leases for our properties generally provide that our tenants are responsible for the costs of insurance for the properties we lease to them and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption losses. Under the leases for our Hawaii Properties, our tenants generally are responsible for maintaining insurance and, under the leases for our Mainland Properties, our tenants generally are either required to reimburse us for the costs of maintaining the insurance coverage or to purchase such insurance directly and list us as an insured party.
Other Matters
Legislative and regulatory developments may occur at the federal, state and local levels that have direct or indirect impacts on the ownership, leasing and operation of our properties. We may need to make expenditures due to changes in federal, state or local laws and regulations, or the application of these laws and regulations to our properties, including the Americans with Disabilities Act, fire and safety regulations, building codes, land use regulations or environmental regulations for containment, abatement or removal of hazardous substances. Under some of our leases, some of these costs are required to be paid or reimbursed to us by our tenants.

Internet Website
Our internet website address is www.ilptreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with or furnished to the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Securityholders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@ilptreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information
As of December 31, 2023, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquirer of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 16, 2024. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 through 2023 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income”, determined by including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gains. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the tax we paid.

•If we have net income from the disposition of “foreclosure property”, as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
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
(6)that is not “closely held”, meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities);
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
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property”, but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets”, defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our shares or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
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
The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property”, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.
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

The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income”, subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”
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
The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income”, as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.
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
a.inherit, as successor to MNR, any corporate income tax liabilities of MNR, including penalties and interest;
b.be subject to tax on the built-in gain on each asset of MNR existing at the time we acquired MNR if such an asset were disposed of during the five-year period following the date that we acquired MNR; and
c.be required to eliminate any earnings and profits accumulated by MNR for taxable periods that it did not qualify for taxation as a REIT, through a special distribution and/or employing applicable deficiency dividend procedures (including interest payments to the IRS).

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
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.
We are entitled to depreciation deductions from our properties only if we are treated for federal income tax purposes as the owner of the properties. This means that the leases of our properties must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders”, “—Taxation of Tax-Exempt U.S. Shareholders”, and “—Taxation of Non-U.S. Shareholders.”
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
Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held”, “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•we have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above current levels for an indefinite period, covenants and conditions contained in our debt agreements which may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders and other limitations on our ability to access capital at reasonable costs or at all;
•our potential future development or redevelopment projects or sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of limitations in our debt agreements on our ability to sell properties securing our debt, ongoing market and economic conditions, including capital market disruptions, high interest rates, prolonged high inflation, competition, or otherwise;
•we may be unable to renew our leases when they expire or lease our properties to new tenants without decreasing rents or incurring significant costs or at all;
•our concentration of investments in industrial and logistics properties leased to single tenants and our concentration of properties leased to certain companies may result in us being adversely affected by economic downturns or a possible recession and subject us to greater risks of loss than if our properties had more industry sector and tenant diversity;
•unfavorable market and commercial real estate industry conditions due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East), economic downturns or a possible recession, changes in real estate utilization and other conditions beyond our control, may have a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
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
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and adverse impacts from global climate change;
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
•sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
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
Risks Related to Our Business
We have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2023, our consolidated debt was approximately $4.3 billion and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 68.4%.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments and risks associated with high interest rates for an extended period of time. There are no limits in our organizational documents on the amount of debt we may incur; however, our current leverage effectively limits us from incurring additional debt at this time. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our costs of capital, limit our ability to incur additional debt in the future and increase our exposure to floating interest rates. High interest rates have significantly increased our borrowing costs. Although we have options to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met or we may incur significant costs complying with such conditions, including in connection with obtaining any required interest rate caps, and we may be required to repay or refinance the outstanding borrowings with new debt on less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, lease obligations, working capital, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements contain financial and/or operating covenants. Certain of these covenants limit our operational flexibility. For example, certain of our debt agreements require lender approval to sell the properties securing the debt, which approval is subject to us meeting certain financial thresholds that are difficult to achieve in light of current market conditions, among other things. These requirements therefore restrict our ability to reduce our leverage. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
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
Our debt is secured by most of the properties that we or our joint ventures own. Secured debt, including mortgage debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Unfavorable market and industry conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East), economic downturns or a possible recession, changes in real estate utilization and other conditions beyond our control. As economic conditions in the United States may affect the demand for industrial and logistics space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.
Our business depends upon our tenants satisfying their lease obligations, which depends, to a large degree, on our tenants’ abilities to successfully operate their businesses.
Our business depends on our tenants satisfying their lease obligations. The financial capacities of our tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as high interest rates, prolonged high inflation and economic downturns or a possible recession. In addition, emerging technologies and changes in consumer behaviors could reduce the demand for industrial and logistics space. The failure of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
The majority of our properties are industrial and logistics properties leased to single tenants and we have concentrations of properties leased to certain companies, which may subject us to greater risks of loss than if our properties had more industry sector and tenant diversity.
Our properties are substantially all industrial and logistics properties leased to single tenants. This concentration may expose us to the risk of economic downturns in the industrial and logistics sector to a greater extent than if we were invested in other sectors of the commercial real estate industry. Further, as of December 31, 2023, subsidiaries of FedEx Corporation, or FedEx, and subsidiaries of Amazon.com Services, Inc., or Amazon, leased 21.7% and 7.7% of our total leased square feet, respectively, and represented 29.7% and 6.7% of our total annualized rental revenues, respectively. The value of single tenant properties is materially dependent on the performance of our tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants. In addition, the default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property.

We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Because of the capital many of our single tenants have invested in the properties they lease from us and because many of these properties appear to be of strategic importance to such tenants’ businesses, we believe that it is likely that most of these tenants will renew or extend their leases prior to when they expire. However, economic conditions, including prolonged high inflation, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. In addition, decreased demand for industrial and logistics space may impair our ability to extend or renew our leases. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties to new tenants.
We may experience declining rents or incur significant costs to renew our leases with current tenants, lease our properties to new tenants or when our rents reset at our properties in Hawaii.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for tenant improvements, leasing commissions or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for those properties are terminated or are not renewed, we may be required to renovate those properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease those properties to new tenants. In addition, some of our Hawaii Properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. When we reset rents at our Hawaii Properties, our rents may decrease. Further, with respect to certain long-term leases, the contracted rent adjustments may not keep pace with inflation.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We may seek to develop, redevelop or reposition certain of our properties, which could subject us to certain associated risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all. The global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits. Although inflation rates have recently declined, they remain higher than pre-pandemic levels. It is uncertain whether inflation will decline further, remain relatively steady or increase; however, some market forecasts indicate that inflation rates may remain elevated for a prolonged period. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, decreased demand for industrial and logistics space, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
We face significant competition.
We face significant competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. In addition, strong demand for industrial and logistics properties in recent years encouraged new development of these properties; however, such development has slowed. If the development of new industrial and logistics properties exceeds the increase in demand for these properties, our existing properties may be unable to successfully compete for tenants with newer developed buildings and our income and the values of our properties may decline. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.

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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, high interest rates and other market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
High interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022, which has significantly increased our interest expense. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. High interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates, and our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. At current interest rate levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under certain of our debt require interest to be paid at floating interest rates. High interest rates have significantly increased our borrowing costs with respect to our floating rate debt, including the costs of any required interest rate caps, which adversely affects our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to pay distributions to our shareholders. Additionally, we cannot be sure that our current or any future interest rate risk hedges will be effective or that our hedging counterparties will meet their obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, such as they are currently, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We have purchased interest rate caps as required pursuant to the terms of certain of our debt, and we may elect or be required to use similar or other derivatives to manage our exposure to interest rate volatility on debt instruments in the future, including hedging for future debt issuances, as well as to increase our exposure to floating interest rates. There can be no assurance that any such hedging arrangements will have the desired beneficial impact, or that we will be able to purchase additional interest rate caps or similar or other derivatives in the future cost effectively or at all. Such arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our shareholders. The REIT provisions of the IRC may limit our ability to utilize advantageous hedging techniques or cause us to implement some hedges through a TRS, which could further reduce our overall returns. In addition, under certain of our debt, failure to purchase an interest rate cap is an event of default, which would permit the lenders under such debt to demand immediate payment of such debt and sell the mortgaged properties securing such debt. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•the extent of our debt leverage;
•the availability, terms and cost of debt and equity capital;
•competition from other investors; and
•contingencies in our acquisition agreements.
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
A significant number of our properties are located on the island of Oahu, Hawaii. This geographic concentration creates risks. For example, Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, as well as possible sea rise as a result of climate change, which could cause damage to our properties, affect our Hawaii tenants’ abilities to pay rent to us and cause the values of our properties and our securities to decline. Further, the operating results and values of our Hawaii Properties are impacted by local market conditions, including economic downturns or a possible recession as a result of current inflationary conditions or otherwise, as well as possible government action that may limit our ability to increase rents.

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
While our leases generally require our tenants to operate in compliance with applicable laws and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable laws may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. As of December 31, 2023, we had reserved approximately $6.8 million for potential environmental liabilities arising at our properties. We may incur substantial liabilities and costs for environmental matters.
We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are party to joint ventures with institutional investors, and we may in the future sell or contribute additional properties to, or acquire, develop or recapitalize properties in, our existing or any future joint ventures. Our participation in joint ventures is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint ventures and any property owned by the joint ventures;
•we may need to contribute additional capital in order to preserve, maintain or grow the joint ventures and their investments;
•joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals, which could affect our ability to lease, relet or operate properties owned by the joint ventures;
•our ability to sell our interest in, or sell additional properties to, the joint ventures, or the joint ventures’ ability to sell additional interests of, or properties owned by, the joint ventures when we so desire are subject to the approval rights of the other joint venture investors under the terms of the agreements governing the joint ventures;

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
We may not succeed in selling properties or other assets we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell certain properties or other assets from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Certain of our debt agreements require lender approval to sell the properties securing the debt, which approval is subject to us meeting certain financial thresholds that are difficult to achieve in light of current market conditions, among other things. These requirements therefore restrict our ability to sell properties and reduce our leverage. Our ability to sell properties or other assets, including additional equity interests in our consolidated joint venture, and the prices we may receive for any such sales, may also be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, the availability of financing to potential purchasers on reasonable terms, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as high inflation, high interest rates, labor market challenges, supply chain challenges and economic downturns or a possible recession, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with high interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may be prohibited from selling properties under provisions of our debt agreements or otherwise may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or possible financing sources, believe appropriate, we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
Our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.

Changes in global supply chain conditions and emerging technologies may result in reduced demand for industrial and logistics properties.
In recent years, the global economy, including the U.S. economy, experienced supply chain disruptions due to the COVID-19 pandemic and related factors, and these supply chain challenges reduced the availability of goods and materials, which caused price inflation and increased the time from order to receipt of goods and materials. Although supply chain conditions have since stabilized, we cannot assure that there will not be future, similar supply chain disruptions. In addition, increasing market and government concerns about climate change may cause changes in the process for manufacturing, producing and transporting of goods and materials. Market and governmental responses to supply chain challenges and climate change could result in reduced transporting of goods and lower demand for industrial and logistics properties. For example, if increased nearshoring of manufacturing, decreased global trade and increased localization of commercial ecosystems occur, there may be reduced volume of, and travel distance for, transporting goods, which may reduce demand for our properties. In addition, emerging technologies could reduce the demand for industrial and logistics properties. For example, if 3D printing technology, which allows for more localized manufacture and production of products, expands and gains wide market acceptance, the demand for transporting and storing goods at our properties may decrease and other technological changes could be developed and adopted in the future that have a similar effect. If so, our properties may decline in value and our business, operations and financial condition could be adversely impacted.
Our quarterly cash distribution rate on our common shares is currently $0.01 per share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
During 2022, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share to enhance our liquidity until our leverage profile otherwise improves, subject to applicable REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as high interest rates, prolonged high inflation and economic downturns or a possible recession, on our business, results of operations and liquidity; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our funds from operations, or FFO, attributable to common shareholders, normalized funds from operations, or Normalized FFO, attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to, in part, pay distributions to our shareholders in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.
RMR relies on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR relies on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology and systems, we could incur material costs and losses and our operations could be disrupted. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s or other third parties’ information technology networks and systems or operations. Although most of RMR’s staff returned to its offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than it experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s ability to maintain the security, proper function and availability of its information technology and systems since remote working by its employees could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure by RMR or other third party vendors to maintain the security, proper function and availability of RMR’s information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There continues to be increased focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. The SEC is considering climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.
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
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiaries also act as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees of those Nasdaq listed companies.
Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer and employee of RMR, and Yael Duffy, our President and Chief Operating Officer, and Tiffany R. Sy, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Mr. Jordan is also a managing trustee of Seven Hills Realty Trust, or SEVN, and Ms. Duffy is also the president and chief operating officer of Office Properties Income Trust, or OPI. Messrs. Portnoy and Jordan and Mses. Duffy and Sy have duties to RMR, Mr. Jordan has duties to SEVN and Ms. Duffy has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests. Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and we also pay RMR construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.
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
We are party to transactions with related parties, including with entities controlled by Adam D. Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of RMR Inc. or other related parties may challenge such related party transactions. If any challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected past Board of Trustees elections, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections or other shareholder votes, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur; however, our current leverage effectively limits us from incurring additional debt at this time. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. Higher leverage results in increased debt service costs and also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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
•required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees”, as defined in our governing documents;
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
As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions which some shareholders may believe are not in our best interest.
Disputes with RMR may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to those asserting claims than in-court litigation.
Our agreements with RMR provide that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against RMR if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.

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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We rely on the information technology and systems maintained by our manager, RMR, and rely on our manager to identify and manage material risks from cybersecurity threats. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s chief information officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. We have not been materially affected and do not believe we are reasonably likely to be materially affected by any risks from cybersecurity threats, including as a result of previous incidents.
Item 2. Properties
As of December 31, 2023, our portfolio was comprised of 411 properties containing approximately 59,951,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet located on the island of Oahu, Hawaii and 185 properties containing approximately 43,222,000 rentable square feet located in 38 other states in the mainland United States. Most of our Hawaii Properties are lands leased to industrial and commercial tenants, many of which own buildings and operate their businesses on our lands. As of December 31, 2023, our Mainland Properties included 94 properties that we own in a consolidated joint venture in which we own 61% equity interest.

The following table provides certain information about our properties as of December 31, 2023 (dollars in thousands):

		Undepreciated	Depreciated
	Number of	Carrying	Carrying
State	Properties	Value (1)	Value (1)	Encumbrances (2)
Alabama	4	$126,874	$119,402	$93,008
Arizona	1	31,518	29,050	23,500
Arkansas	1	4,385	3,608	4,240
Colorado	7	78,754	70,195	88,170
Connecticut	3	21,843	17,573	19,533
Florida	15	360,722	340,803	296,191
Georgia	8	393,931	375,536	201,780
Hawaii	226	637,049	609,808	862,930
Idaho	1	5,216	4,181	5,480
Illinois	11	130,537	122,071	92,705
Indiana	9	348,421	322,604	236,897
Iowa	4	30,062	20,744	31,269
Kansas	5	137,102	129,552	97,695
Kentucky	4	113,026	105,756	89,435
Louisiana	3	44,185	39,763	31,096
Maryland	2	106,799	89,562	108,690
Michigan	5	166,479	151,206	98,240
Minnesota	3	32,316	28,374	33,296
Mississippi	4	91,442	86,122	51,164
Missouri	7	70,723	65,012	53,421
Nebraska	2	17,959	15,581	19,130
Nevada	2	36,648	30,466	43,330
New Hampshire	1	49,213	43,356	72,550
New Jersey	4	215,046	196,859	134,599
New York	5	79,030	71,738	70,203
North Carolina	5	173,978	165,331	109,765
North Dakota	1	3,923	3,204	3,180
Ohio	20	448,931	407,112	332,539
Oklahoma	6	101,804	96,320	81,451
Pennsylvania	3	54,049	50,877	33,985
South Carolina	10	307,672	274,844	297,620
South Dakota	1	17,402	15,399	18,750
Tennessee	6	184,259	161,921	181,218
Texas	10	293,618	278,574	210,778
Utah	2	22,825	20,740	24,490
Vermont	1	48,563	46,525	40,965
Virginia	6	123,964	105,663	104,689
Washington	1	30,134	28,932	11,380
Wisconsin	2	29,150	27,734	16,582
Total	411	$5,169,552	$4,772,098	$4,325,944
(1)Excludes the value of real estate related intangibles.
(2)Certain of our properties are encumbered by mortgage debts. For purposes of this table, the total principal balance of a mortgage debt that is secured by certain of our properties is allocated among such properties based on each property’s balance as stated in the applicable loan agreements.
For more information regarding our mortgages and our joint ventures, see Notes 3 and 5 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
As of February 15, 2024, there were 1,711 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2023:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	of Programs	Programs
December 1, 2023 - December 31, 2023	436	$3.92	—	$—
Total	436	$3.92	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO attributable to common shareholders, our Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our dividend yield, our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2023, our portfolio was comprised of 411 properties containing approximately 59,951,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet located on the island of Oahu, Hawaii, and 185 properties containing approximately 43,222,000 rentable square feet located in 38 other states. As of December 31, 2023, our properties were approximately 98.8% leased to 303 tenants with a weighted average remaining lease term (by annualized rental revenues) of approximately 8.1 years. As of December 31, 2023, our properties included 94 properties in which we owned a 61% equity interest located in 27 states containing approximately 20,981,000 rentable square feet that were 99.2% leased with an average remaining lease term (based on annualized rental revenues) of approximately 7.1 years. As of December 31, 2023, we also owned a 22% equity interest in the unconsolidated joint venture.

During 2023, our rental income and net operating income, or NOI, increased as compared to the prior year as a result of the Merger completed in February 2022 and from leasing activity and rent resets at our properties. Long-term e-commerce trends and supply chain resiliency have resulted in high occupancy and increases in rents. We believe customer service expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, inflationary pressures and high interest rates in the United States and globally, and global geopolitical hostilities and tensions, have given rise to economic uncertainty and have caused disruptions in the financial markets. These conditions have increased our cost of capital and negatively impacted our ability to reduce our leverage. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Property Operations
Occupancy data for our properties as of December 31, 2023 and 2022 were as follows:

	All Properties		Comparable Properties
	as of December 31,		as of December 31, (1)
	2023	2022	2023	2022
Total properties	411	413	286	286
Total rentable square feet (in thousands) (2)	59,951	59,983	33,980	33,980
Percent leased (3)	98.8%	99.1%	98.7%	99.1%
(1)Consists of properties that we owned continuously since January 1, 2022.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Leased square feet is pursuant to existing leases as of December 31, 2023, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied.

The average effective rental rates per square foot represents total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the years ended December 31, 2023 and 2022, the average effective rental rates per square foot of our properties were as follows:

	Year Ended December 31,
	2023	2022
All properties	$7.39	$7.01
Comparable properties (1)	$6.77	$6.45
(1)Consists of properties that we owned continuously since January 1, 2022.

During the year ended December 31, 2023, we entered into new and renewal leases as summarized in the following table:

	Year Ended December 31, 2023
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	870	4,112	4,982
Weighted average rental rate change (by rentable square feet)	33.9%	17.6%	19.9%
Weighted average lease term by square feet (years)	8.9	7.2	7.5
Total leasing costs and concession commitments (1)	$4,748	$6,175	$10,923
Total leasing costs and concession commitments per square foot (1)	$5.46	$1.50	$2.19
Total leasing costs and concession commitments per square foot per year (1)	$0.61	$0.21	$0.29
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.

During the year ended December 31, 2023, we completed rent resets for approximately 420,000 square feet of land at our Hawaii Properties at rental rates that were 29.6% higher than prior rental rates.

As of December 31, 2023, our lease expirations by year were as follows (square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %		Annualized	% of Total
		Leased	Leased	of Total	Annualized	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
2024	40	5,070	8.6%	8.6%	$24,239	5.6%	5.6%
2025	36	5,015	8.5%	17.1%	28,846	6.6%	12.2%
2026	31	4,128	7.0%	24.1%	28,571	6.6%	18.8%
2027	38	8,738	14.7%	38.8%	52,823	12.2%	31.0%
2028	42	6,165	10.4%	49.2%	45,765	10.5%	41.5%
Thereafter	204	30,133	50.8%	100.0%	254,255	58.5%	100.0%
Total	391	59,249	100.0%		$434,499	100.0%

Weighted average remaining lease term (in years)		7.0			8.1
(1)Leased square feet is pursuant to existing leases as of December 31, 2023 and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied.
(2)Annualized rental revenues are as of December 31, 2023.

As of December 31, 2023, FedEx and Amazon leased 21.7% and 7.7% of our total leased square feet, respectively, and represented 29.7% and 6.7% of our total annualized rental revenues, respectively.
Mainland Properties. As of December 31, 2023, occupancy at our Mainland Properties was 98.9% and represented 72.1% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. A majority of the leases at our Mainland Properties include periodic set dollar amount or percentage increases that raise the cash rent payable to us. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of December 31, 2023, occupancy at our Hawaii Properties was 98.6% and represented 27.9% of our annualized rental revenues. As of December 31, 2023, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every 10 years. Revenues from our Hawaii Properties have generally increased under our or our predecessors’ ownership as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for future rent growth as a result of periodic rent resets, lease extensions and new leasing.

The following table provides the annualized rental revenues scheduled to reset by year at our Hawaii Properties as of December 31, 2023:

Annualized
Rental Revenues
Scheduled to Reset
2024	$814
2025	989
2026	1,315
2027	795
2028	—
Thereafter	18,525
Total	$22,438
As of December 31, 2023, $24,239, or 5.6%, of our annualized rental revenues are included in leases scheduled to expire by December 31, 2024 and 1.2% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our and our predecessors’ prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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
Disposition Activities
In 2023, we received gross proceeds of $25,460, excluding closing costs, and recognized a net gain on sale of real estate of $1,710 as a result of the sale of two properties and a portion of a land parcel.
For further information regarding our disposition activities, see elsewhere in this Annual Report on Form 10-K, including “Business—Our Company”, “Business—Our Investment Policies” and “Business—Our Disposition Policies” included in Part I, Item 1 of this Annual Report on Form 10-K, “Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” below and Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 (dollars and share amounts in thousands, except per share data)

	Comparable				Non-Comparable
	Properties Results				Properties Results			Consolidated Results
	Year Ended December 31, (1)				Year Ended December 31, (2)			Year Ended December 31,
			$	%			$			$	%
	2023	2022	Change	Change	2023	2022	Change	2023	2022	Change	Change
Rental income	$226,921	$217,528	$9,393	4.3%	$210,417	$170,623	$39,794	$437,338	$388,151	$49,187	12.7%

Operating expenses:
Real estate taxes	31,743	29,958	1,785	6.0%	28,310	20,666	7,644	60,053	50,624	9,429	18.6%
Other operating expenses	20,445	18,439	2,006	10.9%	17,747	12,416	5,331	38,192	30,855	7,337	23.8%
Total operating expenses	52,188	48,397	3,791	7.8%	46,057	33,082	12,975	98,245	81,479	16,766	20.6%

Net operating income (3)	$174,733	$169,131	$5,602	3.3%	$164,360	$137,541	$26,819	339,093	306,672	32,421	10.6%

Other expenses:
Depreciation and amortization								178,728	160,982	17,746	11.0%
General and administrative								31,164	32,877	(1,713)	(5.2)%
Acquisition and other transaction related costs								287	586	(299)	(51.0)%
Loss on impairment of real estate								156	100,747	(100,591)	(99.8)%
Total other expenses								210,335	295,192	(84,857)	(28.7)%
Interest and other income								7,911	2,663	5,248	197.1%
Interest expense								(288,537)	(280,051)	(8,486)	3.0%
Gain (loss) on sale of real estate								1,710	(10)	1,720	n/m
Loss on equity securities								—	(5,758)	5,758	(100.0)%
Loss on early extinguishment of debt								(359)	(22,198)	21,839	(98.4)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(150,517)	(293,874)	143,357	(48.8)%
Income tax expense								(104)	(45)	(59)	131.1%
Equity in earnings of unconsolidated joint venture								902	7,078	(6,176)	(87.3)%
Net loss								(149,719)	(286,841)	137,122	(47.8)%
Net loss attributable to noncontrolling interest								41,730	60,118	(18,388)	(30.6)%
Net loss attributable to common shareholders								$(107,989)	$(226,723)	$118,734	(52.4)%

Weighted average common shares outstanding (basic and diluted)								65,430	65,248	182	0.3%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(1.65)	$(3.47)	$1.82	(52.4)%
n/m - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2022.
(2)Consists of 127 properties, including 125 properties we acquired and two properties we disposed of during the period from January 1, 2022 to December 31, 2023.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures."

References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2023 to the year ended December 31, 2022. For a comparison of consolidated results for the year ended December 31, 2022 to the year ended December 31, 2021, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Rental income. The increase in rental income is primarily a result of the Merger and leasing activity, including rent resets, at certain of our comparable properties in the 2023 period.
Real estate taxes. The increase in real estate taxes primarily reflects the Merger. Real estate taxes at certain of our comparable properties increased due to higher assessed values.
Other operating expenses. The increase in other operating expenses is primarily due to the Merger. Additionally, increases in management fees and insurance and repairs and maintenance costs were partially offset by a decrease in snow removal expenses at certain of our comparable properties during the 2023 period.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects the impact of the Merger.
General and administrative. The decrease in general and administrative expenses is primarily due to decreases in business management fees and legal fees, partially offset by increases in accounting and professional fees in the 2023 period.
Acquisition and other transaction related costs. Acquisition and other transaction related costs decreased as a result of fewer acquisition and disposition activities during the 2023 period.
Loss on impairment of real estate. We recognized a loss on impairment of real estate on one property that was classified as held for sale and subsequently reclassified to held and used during the 2023 period and we recognized a loss on impairment of real estate on 25 properties acquired in the Merger during the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to higher interest rates and average cash balances during the 2023 period as compared to the 2022 period.
Interest expense. The increase in interest expense is primarily due to higher average outstanding indebtedness during the 2023 period resulting from the Merger, partially offset by lower amortization of debt costs in the 2023 period as compared to the 2022 period.
Gain (loss) on sale of real estate. During the 2023 period, we recognized a gain on sale of real estate of $1,710 as a result of the sale of two properties in Asheville, NC and Mesquite, TX, and we also recognized a loss on sale of real estate of $974 as a result of the sale of a portion of a land parcel in Everett, WA. During the 2022 period, we incurred costs related to the sale of properties during the year ended December 31, 2021.
Loss on equity securities. During 2022, we recognized a loss on the equity securities we acquired, and subsequently sold, as part of the Merger.
Loss on early extinguishment of debt. Loss on early extinguishment of debt is due to prepayment penalties incurred upon the refinancing of four mortgage loans in 2023 and the write off of unamortized costs related to the refinancing of our then existing bridge loan facility and the termination of our unsecured revolving credit facility in 2022.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is the change in the fair value of our investment in the unconsolidated joint venture.

Non-GAAP Financial Measures (dollars in thousands, except per share data)
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including NOI, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net loss or net loss attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net loss and net loss attributable to common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net loss and net loss attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Net Operating Income
We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. The calculation of NOI excludes certain components of net loss in order to provide results that are more closely related to our property level results of operations. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions from depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The following table presents the reconciliation of net loss to NOI for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(149,719)	$(286,841)
Equity in earnings of unconsolidated joint venture	(902)	(7,078)
Income tax expense	104	45
Loss before income taxes and equity in earnings of unconsolidated joint venture	(150,517)	(293,874)
Loss on early extinguishment of debt	359	22,198
Loss on equity securities	—	5,758
(Gain) loss on sale of real estate	(1,710)	10
Interest expense	288,537	280,051
Interest and other income	(7,911)	(2,663)
Loss on impairment of real estate	156	100,747
Acquisition and other transaction related costs (1)	287	586
General and administrative	31,164	32,877
Depreciation and amortization	178,728	160,982
NOI	$339,093	$306,672

NOI:
Hawaii Properties	$89,634	$85,145
Mainland Properties	249,459	221,527
NOI	$339,093	$306,672
(1)Acquisition and other transaction related costs consist of costs related to potential acquisition and disposition activities that were not completed.

Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding loss on impairment of real estate, any gain or loss on sale of real estate, equity in earnings of unconsolidated joint venture and loss on equity securities; (2) plus real estate depreciation and amortization of our properties and our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interest; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain non-recurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any.
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield, our dividend yield compared to the dividend yields of other industrial REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Net loss attributable to common shareholders	$(107,989)	$(226,723)
Equity in earnings of unconsolidated joint venture	(902)	(7,078)
Loss on equity securities	—	5,758
(Gain) loss on sale of real estate	(1,710)	10
Loss on impairment of real estate	156	100,747
Depreciation and amortization	178,728	160,982
Share of FFO from unconsolidated joint venture	5,783	6,406
FFO adjustments attributable to noncontrolling interest	(43,031)	(38,695)
FFO attributable to common shareholders	31,035	1,407
Loss on early extinguishment of debt	359	22,198
Acquisition, transaction related and certain other financing costs (1)	287	80,992
Normalized FFO adjustments attributable to noncontrolling interest	(140)	(28,379)
Normalized FFO attributable to common shareholders	$31,541	$76,218

Weighted average common shares outstanding (basic and diluted)	65,430	65,248

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.47	$0.02
Normalized FFO attributable to common shareholders	$0.48	$1.17
(1)Acquisition, transaction related and certain other financing costs consist of costs related to potential acquisition and disposition activities that were not completed. In addition, certain debt issuance costs recognized as interest expense related to the then existing bridge loan facility and other transaction related costs expensed under GAAP were included for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of December 31, 2023, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 76.9% of our annualized rental revenues and only 5.6% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties;
•control our operating cost increases, including interest and other financing costs;
•develop properties to produce cash flows in excess of our costs of capital; and
•purchase additional properties that produce cash flows in excess of our costs of acquisition and the cost to our capital and property operating expenses.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$140,780	$29,397
Net cash provided by (used in):
Operating activities	6,059	83,251
Investing activities	67,740	(3,445,869)
Financing activities	31,144	3,474,001
Cash and cash equivalents and restricted cash at end of period	$245,723	$140,780
The decrease in net cash provided by operating activities for the year ended December 31, 2023 compared to the prior year is primarily due to higher interest expense paid in the 2023 period, partially offset by higher cash flows from the properties we acquired pursuant to the Merger in 2022. The change in net cash provided by investing activities is primarily due to the Merger in 2022 as compared to the sale of two properties and a portion of a land parcel during the 2023 period. The decrease in net cash provided by financing activities was primarily due to proceeds from borrowings and sale of joint venture equity interests to finance our acquisition of MNR in the 2022 period.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
As of December 31, 2023, we had cash and cash equivalents, excluding restricted cash, of $112,341. To maintain our qualification for taxation as a REIT under the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.

In February 2022, we completed our acquisition of MNR. Our future acquisition or development activity cannot be accurately projected because such activity depends upon available opportunities that come to our attention, our ability to successfully acquire and develop properties, financing available to us, our cost of capital, other commitments we have made and alternative uses for the amounts that would be required for the acquisition or development, the extent of our leverage, and the expected impact of the acquisition or development on certain of our financial metrics and debt covenants. We generally do not intend to purchase “turn around” properties, or properties that do not generate positive cash flows, but we may conduct construction or redevelopment activities on our properties.
In 2023, we received gross proceeds of $25,460, excluding closing costs, and recognized a net gain on sale of real estate of $1,710 as a result of the sale of two properties and a portion of a land parcel.
For further information regarding disposition activities, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Consolidated Joint Venture
We own a 61% equity interest in Mountain Industrial REIT LLC, which owns 94 properties in 27 states totaling approximately 20,981,000 rentable square feet. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our consolidated financial statements. We recognized net loss attributable to noncontrolling interest in our consolidated financial statements for the year ended December 31, 2023 and the period from February 25, 2022 (inception of our consolidated joint venture) to December 31, 2022 of $41,798 and $60,067, respectively. As of December 31, 2023, our consolidated joint venture had total assets of $3,026,194 and total liabilities of $1,774,380.
Unconsolidated Joint Venture
We own a 22% equity interest in The Industrial Fund REIT LLC, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of unconsolidated joint venture in our consolidated statements of comprehensive income (loss). The unconsolidated joint venture made aggregate cash distributions to us of $9,900 and $25,742 during the years ended December 31, 2023 and 2022, respectively.
For more information regarding these joint ventures, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Indebtedness
Our principal debt obligations as of December 31, 2023 were: (1) a $1,235,000 loan, or the ILPT Floating Rate Loan, secured by 104 of our properties; (2) a $1,400,000 loan, or the Floating Rate Loan, secured by 82 properties owned by our consolidated joint venture; (3) $700,000 outstanding principal amount of a mortgage loan, or the Fixed Rate Loan, secured by 17 of our properties; (4) $650,000 outstanding principal amount of a mortgage loan secured by 186 of our Hawaii Properties; and (5) $340,944 aggregate principal amount of mortgage loans secured by 12 properties owned by our consolidated joint venture.
The ILPT Floating Rate Loan matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of the secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18%, including the impact of our interest rate cap of 2.25%, as of December 31, 2023 and 2022, and for the year ended December 31, 2023 and the period from September 22, 2022 (the date we entered into the applicable loan agreements) to December 31, 2022. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.

The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% for the year ended December 31, 2023, and was 6.10% for the period from February 25, 2022 (the date our consolidated joint venture entered into the applicable loan agreements) to December 31, 2022, each including the impact of our interest rate cap of 3.40%. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Floating Rate Loan at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium. As of February 20, 2024, our consolidated joint venture intends to exercise its first option to extend the maturity of this loan.
The one year options to extend the ILPT Floating Rate Loan and the Floating Rate Loan require, among other things, that we obtain a replacement interest rate cap, as defined in the applicable agreement.
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
As of December 31, 2023, we had an aggregate principal amount of $4,325,944 of debt, including the ILPT Floating Rate Loan, the Floating Rate Loan and the Fixed Rate Loan, scheduled to mature between 2024 and 2038.
The agreements and related documents governing the ILPT Floating Rate Loan, the Floating Rate Loan, the $700,000 mortgage loan and the $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of December 31, 2023, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
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
For further information regarding indebtedness, see Notes 5 and 11 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We expect to fund any future property acquisitions, developments and redevelopments with proceeds we may receive in connection with any additional properties we may sell to our joint ventures, equity contributions from any third party investors in our joint ventures or any future joint ventures, and net proceeds from offerings of equity or debt securities. We may also assume mortgage loans or incur debt in connection with future acquisitions, developments and redevelopments. When the maturities of our debt approach or we desire to reduce our leverage or refinance maturing debt, we intend to explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating or selling equity interests in joint ventures or selling properties. We currently have an effective shelf registration statement that allows us to issue up to $500,000 in aggregate amount of public securities on an expedited basis, but we cannot be sure that there will be purchasers for such securities. Further, any issuances of our equity securities may be dilutive to our existing shareholders. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

During the year ended December 31, 2023, we paid quarterly cash distributions to our shareholders totaling $2,627 using cash on hand.
On January 11, 2024, we declared a regular quarterly distribution to common shareholders of record on January 22, 2024 in the amount of $0.01 per share, or approximately $658, and we paid this distribution on February 15, 2024 using cash on hand.
During the years ended December 31, 2023 and 2022, amounts capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2023	2022
Tenant improvements and leasing costs (1)	$8,398	$12,659
Building improvements (2)	6,779	3,999
Development, redevelopment and other activities (3)	8,086	13,673
	$23,263	$30,331
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

As of December 31, 2023, we had estimated unspent leasing related obligations of $5,947, all of which is expected to be spent during the next 12 months.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our other filings with the SEC, including our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2023. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Critical Accounting Estimates
Our critical accounting estimates are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting estimates involve our investments in real property. These estimates affect our:
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

We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to seven years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in-place leases exclusive of the value of above market and below market acquired in-place leases to depreciation and amortization over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate charges to rental income and depreciation and amortization over future periods.
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
These accounting estimates involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.
Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share data)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives, including fixed rate debt, and employing derivative instruments, including interest rate caps, to limit our exposure to increasing interest rates. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Floating Rate Debt
At December 31, 2023, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance	Rate (1)	Expense	Maturity	Due
ILPT Floating Rate Loan	$1,235,000	6.18%	$77,383	2024	Monthly
Floating Rate Loan	1,400,000	6.17%	87,580	2024	Monthly
	$2,635,000		$164,963
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate caps.

At December 31, 2023, our aggregate floating rate debt was $2,635,000, consisting of the $1,235,000 outstanding principal amount of the ILPT Floating Rate Loan and the $1,400,000 outstanding principal amount of the Floating Rate Loan. The ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Floating Rate Loan matures on March 9, 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR rates, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.40% for the Floating Rate Loan.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2023, excluding the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Interest Rate	Outstanding	Expense	Earnings Per
	Per Year	Debt	Per Year	Share Impact (1)
At December 31, 2023	6.17%	$2,635,000	$164,963	$(2.52)
One percentage point increase	7.17%	$2,635,000	$191,679	$(2.92)
(1)Based on the diluted weighted average common shares outstanding for the year ended December 31, 2023.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, excluding the impact of our interest rate caps. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur.

Fixed Rate Debt
At December 31, 2023, our outstanding fixed rate debt consisted of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance	Rate (1)	Expense	Maturity	Due
Mortgage notes (186 Hawaii Properties)	$650,000	4.31%	$28,015	2029	Monthly
Mortgage notes (17 Mainland Properties)	700,000	4.42%	30,940	2032	Monthly
Mortgage note (2)	91,000	6.25%	5,688	2030	Monthly
Mortgage note (3)	11,380	3.67%	418	2031	Monthly
Mortgage note (3)	12,916	4.14%	535	2032	Monthly
Mortgage note (3)	28,622	4.02%	1,151	2033	Monthly
Mortgage note (3)	40,019	4.13%	1,653	2033	Monthly
Mortgage note (3)	24,433	3.10%	757	2035	Monthly
Mortgage note (3)	39,411	2.95%	1,163	2036	Monthly
Mortgage note (3)	43,850	4.27%	1,872	2037	Monthly
Mortgage note (3)	49,313	3.25%	1,603	2038	Monthly
	$1,690,944		$73,795

(1)The annual interest rate is the rate stated in the applicable contract.
(2)Our consolidated joint venture, in which we own a 61% equity interest, obtained this mortgage loan, which is secured by four properties.
(3)Our consolidated joint venture, in which we own a 61% equity interest, assumed these former MNR mortgage loans, which are secured by eight properties in aggregate.

Our $650,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,909.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at December 31, 2023 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $87,358.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2023, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2023 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2023, none of our Trustees and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees. Our Code of Conduct is posted on our website, www.ilptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to Investor Relations, Industrial Logistics Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
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
The following table is as of December 31, 2023:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securityholders - 2018 Plan	None.	None.	3,156,613 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	3,156,613
(1)Consists of common shares available for issuance pursuant to the terms of the 2018 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2018 Plan.
Payments by us to RMR employees are described in Notes 7 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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
Significant Tenant
FedEx leased 39.5% of our gross real estate assets as of December 31, 2023.
Financial information about FedEx may be found on SEC’s website by entering its name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to FedEx’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, FedEx’s public filings and other information located in external websites are not incorporated by reference in these financial statements. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for further information relating to our leases with FedEx.

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

10.3
Second Amendment to Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.4
Property Management Agreement, dated as of January 17, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.5	2018 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2018.)

10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.7	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.8	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.9
Loan Agreement, dated as of January 29, 2019, among certain of the Company’s subsidiaries, as co-borrowers, and Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., UBS AG and JPMorgan Chase Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

10.10
Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of Mountain Industrial REIT LLC and Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.11
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

10.14
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

10.16
Mezzanine Loan Agreement, dated as of September 22, 2022, among certain subsidiaries of the Company, Citigroup Global Markets Realty Corp., UBS AG New York (1285 Avenue of the Americas) Branch, Bank of America, N.A., Bank of Montreal, and Morgan Stanley Mortgage Capital Holdings LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2022.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Clawback Policy. (Filed herewith.)

99.1	Letter Agreement, dated as of January 29, 2019, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment of Real Estate Properties – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s investments in real estate properties were $4.77 billion, net of accumulated depreciation of $397 million as of December 31, 2023. The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management’s undiscounted future cash flows analysis which are sensitive to future market or industry considerations.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flow analysis for each real estate asset or group of assets with impairment indicators included the following among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate property assets, including the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each real estate asset or group of assets with impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management’s projections to external market sources and evidence obtained in other areas of our audit.
•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate asset or group of assets with indicators of impairment. We compared our analysis of the recoverability of the real estate asset or group of assets to the Company's analysis.
•We made inquiries of management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 20, 2024
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and the Shareholders of Industrial Logistics Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 20, 2024

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$1,113,723	$1,117,779
Buildings and improvements	4,055,829	4,058,329
Total real estate properties, gross	5,169,552	5,176,108
Accumulated depreciation	(397,454)	(273,467)
Total real estate properties, net	4,772,098	4,902,641
Investment in unconsolidated joint venture	115,360	124,358
Acquired real estate leases, net	243,521	297,445
Cash and cash equivalents	112,341	48,261
Restricted cash	133,382	92,519
Rents receivable, including straight line rents of $94,309 and $80,710, respectively	119,170	107,011
Other assets, net	67,803	103,931
Total assets	$5,563,675	$5,676,166

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,305,941	$4,244,501
Accounts payable and other liabilities	72,455	73,547
Assumed real estate lease obligations, net	18,534	22,523
Due to related persons	4,966	4,824
Total liabilities	4,401,896	4,345,395

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,843,387 and 65,568,145 shares issued and outstanding, respectively	658	656
Additional paid in capital	1,015,777	1,014,201
Cumulative net income	9,196	117,185
Cumulative other comprehensive income	10,171	21,903
Cumulative common distributions	(365,848)	(363,221)
Total equity attributable to common shareholders	669,954	790,724
Noncontrolling interest	491,825	540,047
Total equity	1,161,779	1,330,771
Total liabilities and equity	$5,563,675	$5,676,166
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Rental income	$437,338	$388,151	$219,874

Expenses:
Real estate taxes	60,053	50,624	30,134
Other operating expenses	38,192	30,855	18,678
Depreciation and amortization	178,728	160,982	50,598
General and administrative	31,164	32,877	16,724
Acquisition and other transaction related costs	287	586	1,132
Loss on impairment of real estate	156	100,747	—
Total expenses	308,580	376,671	117,266

Interest and other income	7,911	2,663	—
Interest expense (including net amortization of debt issuance costs, premiums and discounts of $26,922, $96,974, and $2,022, respectively)	(288,537)	(280,051)	(35,625)
Gain (loss) on sale of real estate	1,710	(10)	12,054
Loss on equity securities	—	(5,758)	—
Loss on early extinguishment of debt	(359)	(22,198)	—
(Loss) income before income taxes and equity in earnings of unconsolidated joint venture	(150,517)	(293,874)	79,037
Income tax expense	(104)	(45)	(273)
Equity in earnings of unconsolidated joint venture	902	7,078	40,918
Net (loss) income	(149,719)	(286,841)	119,682
Net loss attributable to noncontrolling interest	41,730	60,118	—
Net (loss) income attributable to common shareholders	(107,989)	(226,723)	119,682

Other comprehensive income:
Unrealized (loss) gain on derivatives	(17,999)	30,194	—
Less: unrealized loss (gain) on derivatives attributable to noncontrolling interest	6,267	(8,291)	—
Other comprehensive (loss) income attributable to common shareholders	(11,732)	21,903	—
Comprehensive (loss) income attributable to common shareholders	$(119,721)	$(204,820)	$119,682

Weighted average common shares outstanding (basic)	65,430	65,248	65,169
Weighted average common shares outstanding (diluted)	65,430	65,248	65,211

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(1.65)	$(3.47)	$1.83

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Cumulative		Total Equity
	Number of		Additional		Other	Cumulative	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2020	65,301,088	$653	$1,010,819	$224,226	$—	$(232,508)	$1,003,190	$—	$1,003,190
Net income	—	—	—	119,682	—	—	119,682	—	119,682
Share grants	139,800	1	2,331	—	—	—	2,332	—	2,332
Share repurchases	(35,596)	—	(922)	—	—	—	(922)	—	(922)
Share forfeitures	(700)	—	(4)	—	—	—	(4)	—	(4)
Distributions to common shareholders	—	—	—	—	—	(86,236)	(86,236)	—	(86,236)
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net loss	—	—	—	(226,723)	—	—	(226,723)	(60,118)	(286,841)
Share grants	197,800	2	2,228	—	—	—	2,230	—	2,230
Share repurchases	(32,347)	—	(242)	—	—	—	(242)	—	(242)
Share forfeitures	(1,900)	—	(9)	—	—	—	(9)	—	(9)
Distributions to common shareholders	—	—	—	—	—	(44,477)	(44,477)	—	(44,477)
Other comprehensive income	—	—	—	—	21,903	—	21,903	8,291	30,194
Contributions from noncontrolling interest	—	—	—	—	—	—	—	593,239	593,239
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(107,989)	—	—	(107,989)	(41,730)	(149,719)
Share grants	328,350	3	1,747	—	—	—	1,750	—	1,750
Share repurchases	(49,158)	(1)	(162)	—	—	—	(163)	—	(163)
Share forfeitures	(3,950)	—	(9)	—	—	—	(9)	—	(9)
Distributions to common shareholders	—	—	—	—	—	(2,627)	(2,627)	—	(2,627)
Other comprehensive loss	—	—	—	—	(11,732)	—	(11,732)	(6,267)	(17,999)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(225)	(225)
Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(149,719)	$(286,841)	$119,682
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	125,262	106,236	32,457
Loss on impairment of real estate	156	100,747	—
Net amortization of debt issuance costs, premiums and discounts	26,922	96,974	2,022
Amortization of acquired real estate leases and assumed real estate lease obligations	49,935	48,570	16,656
Amortization of deferred leasing costs	2,440	1,675	938
Loss on equity securities	—	5,758	—
Straight line rental income	(13,599)	(11,538)	(7,263)
Loss on early extinguishment of debt	359	22,198	—
(Gain) loss on sale of real estate	(1,710)	10	(12,054)
Proceeds from settlement of derivatives	(56,915)	—	—
Other non-cash expenses	26,319	3,249	2,328
Distributions of earnings from unconsolidated joint venture	3,960	5,282	2,640
Equity in earnings of unconsolidated joint venture	(902)	(7,078)	(40,918)
Change in assets and liabilities:
Rents receivable	1,440	(19,596)	54
Other assets	(9,951)	11,931	(8,323)
Accounts payable and other liabilities	1,920	3,034	2,525
Due to related persons	142	2,640	(94)
Net cash provided by operating activities	6,059	83,251	110,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(3,589,389)	(134,730)
Real estate improvements	(19,415)	(17,732)	(4,911)
Proceeds from sale of equity securities	—	140,792	—
Distributions in excess of earnings from unconsolidated joint venture	5,940	20,460	—
Proceeds from sale of properties to joint venture, net	—	—	160,506
Proceeds from sale of real estate	24,300	—	1,206
Proceeds from settlement of derivatives	56,915	—	—
Proceeds from sale of joint venture	—	—	804
Net cash provided by (used in) investing activities	67,740	(3,445,869)	22,875

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	91,000	3,335,000	—
Repayment of mortgage notes payable	(55,418)	(18,070)	—
Proceeds from secured bridge loan facility	—	1,385,158	—
Repayment of secured bridge loan facility	—	(1,385,158)	—
Borrowings under revolving credit facility	—	3,000	301,000
Repayments of revolving credit facility	—	(185,000)	(340,000)
Payment of debt issuance costs	(1,423)	(211,996)	(804)
Proceeds from sale of interest rate cap	—	7,740	—
Distributions to common shareholders	(2,627)	(44,477)	(86,236)
Proceeds from sale of noncontrolling interest, net	—	589,411	—
Repurchase of common shares	(163)	(242)	(922)
Distributions to noncontrolling interest	(225)	(1,365)	—
Net cash provided by (used in) financing activities	31,144	3,474,001	(126,962)

Increase in cash, cash equivalents and restricted cash	104,943	111,383	6,563
Cash, cash equivalents and restricted cash at beginning of period	140,780	29,397	22,834
Cash, cash equivalents and restricted cash at end of period	$245,723	$140,780	$29,397

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURES:
Interest paid	$237,585	$178,842	$33,278
Income taxes paid	$85	$228	$485

NON-CASH INVESTING ACTIVITIES:
Real estate acquired by assumption of mortgage notes payable	$—	$323,432	$—
Real estate improvements accrued not paid	$1,235	$2,507	$705

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$(323,432)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$112,341	$48,261	$29,397
Restricted cash (1)	133,382	92,519	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$245,723	$140,780	$29,397
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
As of December 31, 2023, our portfolio was comprised of 411 properties containing approximately 59,951,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,222,000 rentable square feet of industrial and logistics properties located in 38 other states, or our Mainland Properties. As of December 31, 2023, we also owned a 22% equity interest in an unconsolidated joint venture, or the unconsolidated joint venture.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include the accounts of us and our subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Consolidation. We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider whether the entity is a variable interest entity, or VIE, in which we are the primary beneficiary or whether the entity is a voting interest entity in which we have a majority of the voting interests of the entity. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control an entity if the approval of all of the partners/members is contractually required with respect to decisions that most significantly impact the performance of the entity. This includes decisions regarding operating and capital budgets and the placement of new or additional financing secured by the assets of the venture, among others.
Use of Estimates. Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes.
On February 25, 2022, we acquired Monmouth Real Estate Investment Corporation, or MNR, pursuant to the merger of MNR with and into one of our wholly owned subsidiaries, or the Merger, as further described below. In connection with the Merger, we entered into a joint venture arrangement, or our consolidated joint venture, for 95 of the acquired MNR properties, including two then committed, but not yet then completed, property acquisitions, located in the mainland United States, in which we retained a 61% equity interest. We have a controlling financial interest in our consolidated joint venture and as result, account for it on a consolidated basis.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We allocate a portion of the purchase price to above market and below market leases based on the present value (using a discount rate which reflects the risks associated with acquired in-place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in-place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine renewal to be probable. We allocate a portion of the purchase price to acquired in-place leases and tenant relationships based upon market estimates of the costs to lease up the property. In determining these allocations, we estimate costs during the expected lease up periods, including carrying costs such as real estate taxes, insurance and other operating income and expenses and costs, and costs including leasing commissions, legal and other related expenses and costs to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value, which we refer to as lease origination value, between acquired in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in-place leases because such value and related amortization expense is immaterial to our consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.
We amortize lease origination value (included in acquired real estate leases in our consolidated balance sheets) over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $51,065, $53,113 and $17,437 during the years ended December 31, 2023, 2022 and 2021, respectively. We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $1,130, $4,544 and $781 during the years ended December 31, 2023, 2022 and 2021, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2023 and 2022, our acquired real estate leases and assumed real estate lease obligations were as follows:

	December 31,
	2023	2022
Acquired real estate leases:
Capitalized above market lease values	$27,484	$31,313
Less: accumulated amortization	(14,628)	(15,598)
Capitalized above market lease values, net	12,856	15,715

Lease origination value	355,718	384,496
Less: accumulated amortization	(125,053)	(102,766)
Lease origination value, net	230,665	281,730
Acquired real estate leases, net	$243,521	$297,445

Assumed real estate lease obligations:
Capitalized below market lease values	$37,580	$42,600
Less: accumulated amortization	(19,046)	(20,077)
Assumed real estate lease obligations, net	$18,534	$22,523
As of December 31, 2023, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 9.7 years, 7.6 years and 6.7 years, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, each on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). Deferred leasing costs totaled $26,803 and $22,371 at December 31, 2023 and 2022, respectively, and accumulated amortization of deferred leasing costs totaled $6,156 and $4,366 at December 31, 2023 and 2022, respectively. Deferred leasing costs are included in other assets, net in our consolidated balance sheets.
Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2023 and 2022, we had debt issuance costs, net of accumulated amortization, of $20,003 and $45,862, respectively, for certain of our mortgage notes payable.
As of December 31, 2021, we had debt issuance costs for our revolving credit facility, which we repaid and terminated in 2022, totaling $6,711 and accumulated amortization of debt issuance costs of $5,907. Debt issuance costs for our revolving credit facility were included in other assets, net in our consolidated balance sheets.
Expected future amortization related to our acquired real estate leases and assumed real estate obligations, deferred leasing costs and debt issuance costs as of December 31, 2023 are shown below:

	Acquired Real Estate
	Leases and Assumed	Deferred Leasing	Debt Issuance
	Real State Obligations	Costs	Costs
2024	$43,158	$2,811	$12,823
2025	35,521	2,724	1,262
2026	30,272	2,548	1,262
2027	26,104	2,304	1,262
2028	20,194	1,965	1,262
Thereafter	69,738	8,295	2,132
	$224,987	$20,647	$20,003
Impairments. We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress leasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the carrying value exceeds the projected undiscounted cash flows, we determine the amount of any impairment loss by comparing the historical carrying value to the estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.
During the year ended December 31, 2023, we recognized a $156 loss on impairment to adjust the carrying value of a property to its estimated fair value. During the year ended December 31, 2022, we recognized a $100,747 loss on impairment for 25 properties we acquired as part of the Merger, to adjust the carrying value of these properties to their estimated fair value.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of December 31, 2023 and 2022, accrued environmental remediation costs of $6,775 and $6,940, respectively, were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income (loss).
Capitalization Policy. Costs directly related to the development of properties are capitalized. We capitalize development costs, including interest, real estate taxes, insurance and other project costs, incurred during the period of development. Determinations of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involve judgments. We begin the capitalization of costs during the pre-construction period, which we consider to begin when activities that are necessary to the development of the property commence. We consider a development project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.
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
Equity Method Investments. We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. We own a 22% equity interest in the unconsolidated joint venture, which owns 18 properties. We do not control the activities that are most significant to this joint venture and, as a result, we account for our investment in this joint venture under the equity method of accounting under the fair value option.
Revenue Recognition. We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from all the physical space specified in their respective leases and are generally classified as operating leases.
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
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all our leases qualify for the practical expedient to not separate the lease and non-lease components under the Accounting Standards Codification, or ASC, 842, because the lease components are operating leases and the timing and pattern of recognition of the non-lease components are the same as those of the lease components. Income derived from our leases is recorded in rental income in our consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Certain tenants under their leases are required to directly pay their obligations for insurance, real estate taxes and certain other expenses to the vendor and/or the municipality. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations.
Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, we generally are not, and will not be, subject to federal income taxes provided we distribute our taxable income and meet certain organization and operating requirements to qualify for taxation as a REIT. We are, however, subject to certain state and local taxes.
Right of Use Assets and Lease Liabilities. We are the lessee for three of our properties subject to ground leases and one office lease that we assumed as part of our acquisition of MNR. For leases with a term greater than 12 months under which we are the lessee, we are required to record a right of use asset and lease liability. The values of our right of use assets and related lease liabilities were $4,646 and $4,730, respectively, as of December 31, 2023, and $5,084 and $5,149, respectively, as of December 31, 2022. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
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
Noncontrolling Interests. Noncontrolling interests represent the share of our consolidated joint venture owned by a third party. We allocate net income (loss) to noncontrolling interests based on the respective ownership interest during the period.
Segment Reporting. We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.
New Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU 2023-07 will have on our consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. This guidance is effective for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. We adopted ASU 2023-05 on October 1, 2023 and will apply the guidance prospectively. We do not expect the adoption to have an impact on our consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 3. Real Estate Investments
We incurred capital expenditures at certain of our properties of $23,263 and $30,331 during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we committed $10,923 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 4,982,000 rentable square feet. Committed, but unspent, tenant related obligations based on existing leases as of December 31, 2023, were $5,947, all of which is expected to be spent during the next 12 months.
Acquisitions
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
The Bridge Loan was scheduled to mature in February 2023 and required that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.92%. We repaid the Bridge Loan in full in September 2022. The Fixed Rate Loan matures in March 2032 and requires that interest be paid at a weighted average annual interest rate of 4.42%. The Floating Rate Loan, the Bridge Loan and the Fixed Rate Loan are collectively referred to as the Merger Loans.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In connection with the Merger and the Merger Loans, we repaid the outstanding principal balance under our $750,000 unsecured revolving credit facility and then terminated the agreement governing the facility, which was scheduled to expire in June 2022, in accordance with its terms and without penalty.
We accounted for the Merger as an acquisition of assets. The following table summarizes the purchase price allocation for the Merger:

Land	$430,818
Buildings	3,035,309
Acquired real estate leases (1)	294,576
Cash	8,814
Other assets, net	14,194
Securities available for sale (2)	146,550
Total assets	3,930,261
Mortgage notes payable, at fair value	(323,432)
Accounts payable and other liabilities	(25,327)
Assumed real estate lease obligations	(17,829)
Equity attributable to noncontrolling interest in the joint venture	(3,827)
Net assets acquired	3,559,846
Assumed working capital	(144,230)
Assumed mortgage notes payable, principal	323,432
Purchase price	$3,739,048
(1)As of the date of acquisition, the weighted average amortization periods for the above market lease values, lease origination value and capitalized below market lease values were 11.1 years, 8.5 years and 7.8 years, respectively.
(2)As part of the Merger, we acquired a portfolio of marketable securities and classified them as available for sale. During the year ended December 31, 2022, we sold all of these securities for net proceeds of $140,792, resulting in a $5,758 realized loss on sale of equity securities for the year ended December 31, 2022.

In July 2022, our consolidated joint venture acquired a property located in Augusta, GA containing approximately 226,000 rentable square feet for a purchase price of $38,053, including acquisition related costs of $53. This property was 100% leased to a single tenant with a remaining lease term of 14.9 years at the time of acquisition. This property was one of two committed MNR property acquisitions at the time of the Merger and was acquired directly by our consolidated joint venture. In September 2022, our consolidated joint venture terminated the agreement for the other committed MNR property acquisition.
We allocated the purchase price for this acquisition based on the estimated fair value of the acquired assets as follows:

							Acquired
		Number of	Rentable			Buildings and	Real Estate
Date	Location	Properties	Square Feet	Purchase Price	Land	Improvements	Leases
July 2022	Augusta, GA	1	225,997	$38,053	$3,818	$30,780	$3,455

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

During the year ended December 31, 2021, we acquired four industrial properties and one parcel of developable land containing 1,644,508 rentable square feet for an aggregate purchase price of $134,730, including acquisition related costs of $1,030, and accounted for as asset acquisitions. We allocated the purchase prices for these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities as follows:

								Acquired
		Number	Rentable			Buildings	Acquired	Real Estate
		of	Square	Purchase		and	Real Estate	Lease
Date	Market Area	Properties	Feet	Price	Land	Improvements	Leases	Obligations
May 2021	Dallas, TX	1	—	$2,319	$2,319	$—	$—	$—
June 2021	Columbus, OH	1	357,504	31,762	1,491	27,407	2,864	—
August 2021	Memphis, TN	3	1,287,004	100,649	5,922	87,600	7,192	(65)
		5	1,644,508	$134,730	$9,732	$115,007	$10,056	$(65)
Dispositions
During the year ended December 31, 2023, we sold two properties and a portion of a land parcel, containing 489,825 square feet for the aggregate sales price of $25,460, excluding closing costs.

		Number of		Gross	Gain (Loss) on Sale of
Date	Location	Properties	Square Feet	Sales Price (1)	Real Estate
March 2023	Everett, WA	N/A	246,114	$270	$(974)
December 2023	Mesquite, TX	1	211,112	20,890	118
December 2023	Asheville, NC	1	32,599	4,300	2,566
		2	489,825	$25,460	$1,710
(1)Gross sale price is the gross contract price, excluding closing costs.
In September 2021, we sold a portion of a land parcel located in Rock Hill, SC for $1,400, excluding closing costs, resulting in a net gain on sale of real estate of $940.
Consolidated Joint Venture
We own a 61% equity interest in Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, which owns 94 properties in 27 states totaling approximately 20,981,000 rentable square feet. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our consolidated financial statements. We recognized net loss attributable to noncontrolling interest in our consolidated financial statements for the year ended December 31, 2023 and the period from February 25, 2022 (inception of our consolidated joint venture) to December 31, 2022 of $41,798 and $60,067, respectively, As of December 31, 2023, our consolidated joint venture had total assets of $3,026,194 and total liabilities of $1,774,380.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, NJ with approximately 64,000 rentable square feet, and we own the remaining 67% tenancy in common interest in this property. The portion of this property’s net income (loss) not attributable to us of $68 and ($51) for the year ended December 31, 2023 and the period from February 25, 2022 (the date of acquisition) to December 31, 2022, respectively, is reported as net loss attributable to noncontrolling interest in our consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Unconsolidated Joint Venture
We own a 22% equity interest in The Industrial Fund REIT LLC, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of unconsolidated joint venture in our consolidated statements of comprehensive income (loss).
Note 4. Leases

We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $76,572, $63,168 and $38,732 for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the future contractual lease payments due from our tenants as of December 31, 2023:

Amount
2024	$344,967
2025	327,988
2026	308,240
2027	284,553
2028	240,654
Thereafter	1,555,987
$3,062,389
Geographic Concentration
For the years ended December 31, 2023, 2022 and 2021, our Hawaii Properties represented 28.0%, 29.7% and 50.6%, respectively, of our rental income.
Tenant Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Subsidiaries of FedEx Corporation and Amazon.com Services, Inc. represented 29.7% and 6.7% of our annualized rental revenues as of December 31, 2023, respectively, and 29.6% and 6.7% as of December 31, 2022, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness

Our outstanding indebtedness as of December 31, 2023 and 2022 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of December 31,2023
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,044,028
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,149
ILPT	17	700,000	4.42%	Fixed	03/09/2032	505,153
Mountain JV	82	1,400,000	6.17%	Floating	03/09/2024	1,857,062
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	183,264
Mountain JV	1	11,380	3.67%	Fixed	05/01/2031	28,932
Mountain JV	1	12,916	4.14%	Fixed	07/01/2032	43,510
Mountain JV	1	28,622	4.02%	Fixed	10/01/2033	84,793
Mountain JV	1	40,019	4.13%	Fixed	11/01/2033	129,749
Mountain JV	1	24,433	3.10%	Fixed	06/01/2035	46,394
Mountain JV	1	39,411	2.95%	Fixed	01/01/2036	99,108
Mountain JV	1	43,850	4.27%	Fixed	11/01/2037	110,097
Mountain JV	1	49,313	3.25%	Fixed	01/01/2038	113,477
Total/weighted average		4,325,944	5.47%			$4,735,716
Unamortized debt issuance costs		(20,003)
Total indebtedness, net		$4,305,941

As of December 31, 2022
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,071,815
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,416
ILPT	17	700,000	4.42%	Fixed	03/09/2032	518,806
Mountain JV	82	1,400,000	6.17%	Floating	03/09/2024	1,909,185
Mountain JV	1	13,556	3.76%	Fixed	10/01/2028	63,314
Mountain JV	1	4,865	3.77%	Fixed	04/01/2030	39,724
Mountain JV	1	5,145	3.85%	Fixed	04/01/2030	39,724
Mountain JV	1	14,392	3.56%	Fixed	09/01/2030	50,825
Mountain JV	1	12,691	3.67%	Fixed	05/01/2031	30,800
Mountain JV	1	14,144	4.14%	Fixed	07/01/2032	44,777
Mountain JV	1	30,949	4.02%	Fixed	10/01/2033	87,143
Mountain JV	1	43,219	4.13%	Fixed	11/01/2033	131,539
Mountain JV	1	26,175	3.10%	Fixed	06/01/2035	47,718
Mountain JV	1	42,087	2.95%	Fixed	01/01/2036	101,896
Mountain JV	1	46,109	4.27%	Fixed	11/01/2037	113,063
Mountain JV	1	52,031	3.25%	Fixed	01/01/2038	116,607
Total/weighted average		4,290,363	5.43%			$4,857,352
Unamortized debt issuance costs		(45,862)
Total indebtedness, net		$4,244,501
(1)Interest rates reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We had a $750,000 unsecured revolving credit facility that was available for our general business purposes, including acquisitions. The weighted average annual interest rate for borrowings under this revolving credit facility was 1.41%, for the period from January 1, 2022 to February 25, 2022, and 1.44% for the year ended December 31, 2021. In connection with the closing of the Merger, we entered into the Merger Loans, and repaid the outstanding principal balance under this revolving credit facility and then terminated the agreement governing the facility in accordance with its terms and without penalty. During the year ended December 31, 2022, we recorded a $828 loss on early extinguishment of debt to write off unamortized costs related to this facility.
On February 25, 2022, subsidiaries of our consolidated joint venture entered into a loan agreement with a group of institutional lenders, or the Floating Rate Lenders, pursuant to which this joint venture obtained the Floating Rate Loan. Also on February 25, 2022, our consolidated joint venture entered into a guaranty in favor of the Floating Rate Lenders, pursuant to which this joint venture guaranteed certain limited recourse obligations of its subsidiaries with respect to the Floating Rate Loan. The Floating Rate Loan matures in March 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.25%. Effective in March 2022, the Floating Rate Lenders exercised their option to increase the interest rate premium in connection with the securitization of the Floating Rate Loan, resulting in an increase of 51.5 basis points to the premium. We also purchased an interest rate cap through March 2024 with a SOFR strike rate equal to 3.40%. The weighted average annual interest rate payable under the Floating Rate Loan was 6.17% for the year ended December 31, 2023, and was 6.10% for the period from our joint venture’s formation date, February 25, 2022, to December 31, 2022.
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
We used the aggregate net proceeds from the Merger Loans to partially fund the acquisition of MNR. Principal payments on the Floating Rate Loan and Fixed Rate Loan are not required prior to the end of their respective initial terms, subject to certain conditions set forth in the applicable loan agreement. Subject to the satisfaction of certain conditions, we have the option under the applicable loan agreement: (1) to prepay up to $280,000 of the Floating Rate Loan after March 2023, at par with no premium, and to prepay the balance of the Floating Rate Loan at any time, subject to a premium; and (2) to prepay the Fixed Rate Loan in full or part at any time, subject to a premium, and beginning in September 2031, without a premium.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

On September 22, 2022, certain of our subsidiaries entered into a loan agreement with a group of institutional lenders, or the ILPT Floating Rate Lenders, and a mezzanine loan agreement with a separate group of institutional lenders, or the ILPT Floating Rate Mezz Lenders, pursuant to which we obtained the $1,235,000 loan, or the ILPT Floating Rate Loan, secured by 104 of our properties. The ILPT Floating Rate Loan is comprised of a $1,100,000 mortgage loan and a $135,000 mezzanine loan. Also, on September 22, 2022, we entered into a guaranty in favor of the ILPT Floating Rate Lenders and the ILPT Floating Rate Mezz Lenders, pursuant to which we guaranteed certain limited recourse obligations of our subsidiaries with respect to the ILPT Floating Rate Loan. The ILPT Floating Rate Loan matures on October 9, 2024, subject to three, one year extension options, and requires that interest only payments be made at an annual rate of SOFR, which is capped at an annual rate of 2.25% for the initial term of the ILPT Floating Rate Loan, plus a weighted average premium of 3.93%. Subject to the satisfaction of certain conditions, we have the option: (1) to prepay up to $247,000 of the ILPT Floating Rate Loan at par with no premium; and (2) to prepay the balance of the ILPT Floating Rate Loan in full or in part at any time, subject to a premium. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium. The weighted average interest rate payable under the ILPT Floating Rate Loan was 6.18% for the year ended December 31, 2023 and the period from September 22, 2022 to December 31, 2022.
In May 2023, our consolidated joint venture obtained a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.25%. A portion of the net proceeds from this mortgage loan was used to repay four outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 and a weighted average interest rate of 3.70%. We recognized a loss on early extinguishment of debt of $359 for the year ended December 31, 2023 in conjunction with the repayment of these mortgage loans.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2023 are as follows:

Principal
Payment
2024	$2,653,114
2025	18,794
2026	19,495
2027	20,229
2028	20,989
Thereafter	1,593,323
$4,325,944

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash, mortgages and notes payable, accounts payable and interest rate caps. At December 31, 2023 and 2022, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable. Our fixed rate mortgage notes payable had an aggregate carrying value of $1,682,501 and $1,646,736 as of December 31, 2023 and 2022, respectively, and a fair value of $1,553,863 and $1,487,147 as of December 31, 2023 and 2022, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market rates as of the measurement date.
The table below presents certain of our assets measured on a recurring and non-recurring basis at fair value at December 31, 2023 and 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2023
Recurring:
Investment in unconsolidated joint venture	$115,360	$—	$—	$115,360
Interest rate caps (1)	$30,576	$—	$30,576	$—
Non-recurring:
Real estate properties (2)	$1,414	$—	$—	$1,414

At December 31, 2022
Recurring:
Investment in unconsolidated joint venture	$124,358	$—	$—	$124,358
Interest rate caps (1)	$73,133	$—	$73,133	$—
Non-recurring:
Real estate properties (2)	$555,123	$—	$—	$555,123
(1)The fair values of our interest rate caps are based on market prices in secondary markets for similar derivative contracts.
(2)During the years ended December 31, 2023 and December 31, 2022, we reduced the carrying value of one property and 25 properties, respectively, to their fair values based on third party offers. See Note 2 for more information.
At December 31, 2023 and 2022, the fair value of our investment in the unconsolidated joint venture was determined by applying our ownership percentage to the net asset value of the entity. The net asset value of the unconsolidated joint venture is determined by using similar estimation techniques as those used for consolidated real estate properties, including discounting expected future cash flows of the underlying real estate investments based on prevailing market rents over a holding period and including an exit capitalization rate to determine the final year of cash flows. The discount rates, exit capitalization rates and holding periods used are Level 3 significant unobservable inputs and are shown in the table below:

Exit
Capitalization
	Valuation Technique	Discount Rates	Rates	Holding Periods
At December 31, 2023
Investment in unconsolidated joint venture	Discounted cash flow	5.75% - 8.00%	5.25% - 6.50%	9 - 12 years

At December 31, 2022
Investment in unconsolidated joint venture	Discounted cash flow	5.25% - 7.00%	4.75% - 6.00%	10 years

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Year Ended December 31,
	2023	2022
Beginning balance	$124,358	$143,022
Equity in earnings of unconsolidated joint venture	902	7,078
Distributions from unconsolidated joint venture	(9,900)	(25,742)
Ending balance	$115,360	$124,358
Note 7. Shareholders’ Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the years ended December 31, 2023, 2022 and 2021, we awarded to our officers and other employees of The RMR Group LLC, or RMR, annual share awards of 188,350, 173,300 and 118,800 of our common shares, respectively, valued at $684, $1,184 and $3,086, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we awarded each of our then Trustees 20,000 of our common shares with an aggregate value of $249, 3,500 of our common shares with an aggregate value of $369 and 3,500 of our common shares with an aggregate value of $538 during the years ended December 31, 2023, 2022 and 2021, respectively, as part of their annual compensation. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, vested and forfeited under the terms of the 2018 Plan for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023		2022		2021

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Unvested at beginning of year	260,800	$15.07	192,380	$24.15	162,200	$22.37
Granted	328,350	2.84	197,800	7.85	139,800	25.93
Vested	(296,890)	8.02	(127,480)	17.44	(108,920)	23.78
Forfeited	(3,950)	11.40	(1,900)	24.55	(700)	22.24
Unvested at end of year	288,310	$8.50	260,800	$15.07	192,380	$24.15
The 288,310 unvested shares as of December 31, 2023 are scheduled to vest as follows: 100,280 shares in 2024, 84,660 shares in 2025, 66,000 shares in 2026 and 37,370 shares in 2027. As of December 31, 2023, the estimated future compensation expense for the unvested shares was approximately $2,111. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2023, 2022 and 2021, we recorded $1,741, $2,221 and $2,328, respectively, of compensation expense related to the 2018 Plan.
At December 31, 2023, 3,156,613 common shares remain available for issuance under the 2018 Plan.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Common Share Purchases
During the years ended December 31, 2023, 2022 and 2021, we purchased an aggregate of 49,158, 32,347 and 35,596 of our common shares, respectively, valued at weighted average prices of $3.29, $7.50 and $25.91 per common share, respectively, from certain of our Trustees, our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the years ended December 31, 2023, 2022 and 2021, we paid distributions on our common shares as follows:

	Annual Per		Characterization of Distribution
	Share	Total	Return of	Ordinary	Capital
Year	Distribution	Distribution	Capital	Income	Gain
2023	$0.04	$2,627	100.0%	—%	—%
2022	$0.68	$44,477	89.7%	9.6%	0.7%
2021	$1.32	$86,236	—%	93.2%	6.8%
On January 11, 2024, we declared a regular quarterly distribution to common shareholders of record on January 22, 2024 of $0.01 per common share, or approximately $658. We expect to pay this distribution to our shareholders on or about February 15, 2024 using cash on hand.
Note 8. Per Common Share Amounts
We calculate basic earnings per common share by dividing net (loss) income attributable to common shareholders by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2023	2022	2021
Numerators:
Net (loss) income attributable to common shareholders	$(107,989)	$(226,723)	$119,682
Income attributable to participating unvested share awards	(10)	(131)	(307)
Net (loss) income attributable to common shareholders used in calculating earnings per share	$(107,999)	$(226,854)	$119,375

Denominators:
Weighted average common shares for basic earnings per share	65,430	65,248	65,169
Effect of unvested share awards	—	—	42
Weighted average common shares for diluted earnings per share	65,430	65,248	65,211

Net (loss) income attributable to common shareholders per common share (basic and diluted)	$(1.65)	$(3.47)	$1.83
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Management Agreements with RMR. Our management agreements with RMR provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR by us for each applicable period is equal to the lesser of:
•the sum of (i) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR provided business management or property management services, or the Transferred Assets, plus (ii) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (iii) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and
•the sum of (i) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (ii) 0.5% of our Average Market Capitalization exceeding $250,000.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
•An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Industrial REIT Index is the benchmark index for periods on and after August 1, 2021, and the SNL U.S. REIT Industrial Index is the benchmark index for periods prior to August 1, 2021.
For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (i) the closing price of our common shares on Nasdaq on the last trading day of the year immediately before the first year of the applicable measurement period, or the initial share price, from (ii) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.
•The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if we issue or repurchase our common shares, or our common shares are forfeited, during the measurement period.
•No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

•The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.
•If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index in any year, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index in any year, determined on a cumulative basis (i.e., between 200 basis points and 500 basis points per year multiplied by the number of years in the measurement period and below the applicable market index).
•The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
•Incentive management fees we paid to RMR for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR, we recognized business management fees of $23,154, $23,701 and $10,562 for the years ended December 31, 2023, 2022 and 2021, respectively. The business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2023, 2022 and 2021.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $13,449, $11,916 and $6,606 for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, $12,800, $11,058 and $6,395, respectively, of the total property management and construction supervision fees were included in other operating expenses in our consolidated statements of comprehensive income (loss) and $649, $858 and $211, respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR amounts totaling $8,378, $6,785 and $4,786 for these expenses and costs for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, for these periods.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

•Term. Our management agreements with RMR have terms that end on December 31, 2043, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
•Termination Rights. We have the right to terminate one or both of our management agreements with RMR: (i) at any time on 60 days’ written notice for convenience; (ii) immediately on written notice for cause, as defined therein; (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein; and (iv) by written notice during the 12 months following a change of control of RMR, as defined therein. RMR has the right to terminate the management agreements for good reason, as defined therein.
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
Management Agreements Between Our Joint Ventures and RMR. We have two separate joint venture arrangements. One of these joint ventures, the unconsolidated joint venture, is with two, third party institutional investors. This joint venture owns 18 properties, and we own a 22% equity interest in this joint venture. The other joint venture, our consolidated joint venture, which we entered into in connection with the Merger, is with one, third party institutional investor. This joint venture owns 94 properties. We own a 61% equity interest in this joint venture, and the other joint venture investor acquired a 39% equity interest in the joint venture from us for $589,411, as of the completion of the transaction, in connection with our consolidated joint venture’s formation in February 2022. See Note 3 for further information about our joint ventures.
RMR provides management services to both of these joint ventures. We are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides to the unconsolidated joint venture. We are obligated to pay management fees to RMR under our management agreements with RMR for the services it provides to our consolidated joint venture; however, our consolidated joint venture pays management fees directly to RMR, and any such fees paid by our consolidated joint venture are credited against the fees payable by us to RMR. See Note 3 for further information about our joint ventures.
See Note 10 for further information regarding our relationships, agreements and transactions with RMR.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. John G. Murray, one of our Managing Trustees until June 1, 2022 and our President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our current officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Messrs. Jordan and Murray and certain of our officers, serve as managing trustees or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. See Note 3 for further information regarding our joint ventures, including properties we have sold to, and equity interests we have sold in, these joint ventures.
As of December 31, 2023 and 2022, we owed $680 and $616, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our consolidated balance sheets.
RMR provides management services to each of our joint ventures. See Note 9 for further information regarding RMR’s management agreements with our joint ventures.
Share Awards to RMR Employees. As described in Note 7, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 7 for information regarding our share awards and activity as well as certain share repurchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
TravelCenters of America Inc. In May 2021, we acquired a property located in the Mesquite, TX market from TravelCenters of America Inc., or TA, for a purchase price of $2,319, including acquisition related costs of $119. Until TA was acquired in May 2023 by BP Products North America Inc., RMR provided management services to TA and Mr. Portnoy served as the chair of the board of directors and as a managing director of TA. See Note 3 for further information regarding our acquisition and disposition of the property in Mesquite, TX.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Cash Flow Hedges of Interest Rate Risk
We record all derivatives in our consolidated balance sheets at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk at December 31, 2023 and 2022:

	Balance Sheet	Underlying	Strike	Notional	Fair Value at December 31,
Derivative	Line Item	Instrument	Rate	Amount	2023	2022
Interest rate cap	Other assets	Floating Rate Loan	3.40%	$1,400,000	$5,516	$23,337
Interest rate cap	Other assets	ILPT Floating Rate Loan	2.25%	$1,235,000	25,060	49,796
					$30,576	$73,133
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
In September 2022, in conjunction with the repayment of the Bridge Loan, we sold two interest rate cap instruments with an aggregate notional amount of $1,385,158, a strike rate equal to 2.70% and an original expiration date of March 15, 2023 for $7,740. As the underlying debt instrument that these interest rate caps were intended to hedge was repaid in its entirety and the related interest expense was no longer probable to occur, these interest rate caps were no longer designated as cash flow hedges and the remaining deferred gain was reclassified from cumulative other comprehensive income to loss on early extinguishment of debt.
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income for the periods shown:

	Year Ended December 31,
	2023	2022
Amount of gain recognized in cumulative other comprehensive income	$15,640	$34,825
Amount reclassified from cumulative other comprehensive income into interest expense	(33,639)	2,330
Amount reclassified from cumulative other comprehensive income to loss on early extinguishment of debt	—	(6,961)
Unrealized (loss) gain on derivative instrument recognized in cumulative other comprehensive loss	$(17,999)	$30,194

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
510 Production Avenue	Madison	AL	(A)	$1,200	$9,967	$—	$(2,118)	$973	$8,076	$9,049	$(409)	2/25/2022	2004
6735 Trippel Road	Mobile	AL	(B)	1,500	44,354	—	—	1,500	44,354	45,854	(2,344)	2/25/2022	2017
11224 Will Walker Road	Vance	AL	(A)	3,901	40,857	550	—	3,901	41,407	45,308	(3,478)	2/25/2022	2021
3200 Rodeo Court	Bessemer	AL	(C)	3,201	23,462	—	—	3,201	23,462	26,663	(1,241)	2/25/2022	2021
4501 Industrial Drive	Fort Smith	AR	(A)	900	3,485	—	—	900	3,485	4,385	(777)	1/29/2015	2013
9860 West Buckeye Road	Tolleson	AZ	(A)	4,801	26,716	1	—	4,802	26,716	31,518	(2,468)	2/25/2022	2002
3870 Ronald Reagan Boulevard	Johnstown	CO	(A)	2,780	9,722	(1)	—	2,780	9,721	12,501	(1,532)	4/9/2019	2007
125 North Troy Hill Road	Colorado Springs	CO	(A)	5,402	32,981	10	(10,790)	3,882	23,721	27,603	(1,025)	2/25/2022	2016
14257 E. Easter Avenue	Centennial	CO	(A)	1,801	10,563	12	(2,607)	1,422	8,347	9,769	(507)	2/25/2022	2003
955 Aeroplaza Drive	Colorado Springs	CO	(A)	800	7,412	210	—	800	7,622	8,422	(1,672)	1/29/2015	2012
13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	(A)	3,100	12,955	16	—	3,100	12,971	16,071	(2,892)	1/29/2015	1973
150 Greenhorn Drive	Pueblo	CO	(A)	200	4,177	11	—	200	4,188	4,388	(931)	1/29/2015	2013
2 Tower Drive	Wallingford	CT	(A)	1,471	2,165	889	—	1,472	3,053	4,525	(1,269)	10/24/2006	1978
50 Hollow Tree Lane	Newington	CT	(C)	600	4,793	56	—	600	4,849	5,449	(298)	2/25/2022	2000
235 Great Pond Road	Windsor	CT	(A)	2,400	9,469	—	—	2,400	9,469	11,869	(2,703)	7/20/2012	2004
2100 NW 82nd Avenue	Miami	FL	(A)	144	1,297	454	—	144	1,751	1,895	(987)	3/19/1998	1987
10450 Doral Boulevard	Doral	FL	(A)	15,225	28,102	—	—	15,225	28,102	43,327	(5,154)	6/27/2018	1996
13509 Waterworks Street	Jacksonville	FL	(A)	3,701	37,720	—	(9,346)	2,866	29,209	32,075	(1,264)	2/25/2022	2014
27200 SW 127th Avenue	Homestead	FL	(A)	24,808	22,762	—	(8,376)	20,440	18,754	39,194	(812)	2/25/2022	2017
3155 Grissom Parkway	Cocoa	FL	(A)	3,101	20,542	18	(4,620)	2,495	16,546	19,041	(836)	2/25/2022	2006
950 Bennett Road	Orlando	FL	(A)	2,701	12,334	213	(737)	2,566	11,945	14,511	(619)	2/25/2022	1997
3736 Salisbury Road	Jacksonville	FL	(A)	1,600	12,071	185	(2,998)	1,252	9,606	10,858	(736)	2/25/2022	1998
1341 N. Clyde Morris Boulevard	Daytona Beach	FL	(A)	3,001	38,858	657	(1,762)	2,875	37,879	40,754	(1,614)	2/25/2022	2017
5000 North Ridge Trail	Davenport	FL	(C)	4,001	52,290	—	—	4,001	52,290	56,291	(2,764)	2/25/2022	2016
14001 Jetport Loop	Ft. Myers	FL	(C)	5,902	25,616	—	—	5,902	25,616	31,518	(1,354)	2/25/2022	2016
8411 Florida Mining Boulevard	Tampa	FL	(C)	7,602	29,985	19	—	7,602	30,004	37,606	(1,852)	2/25/2022	2003
5101 West Waters Avenue	Tampa	FL	(C)	3,101	12,134	157	—	3,101	12,291	15,392	(914)	2/25/2022	1997
3404 Cragmont Drive	Tampa	FL	(C)	1,600	6,557	156	—	1,600	6,713	8,313	(485)	2/25/2022	1989
7569 Golf Course Boulevard	Punta Gorda	FL	(C)	—	6,042	—	—	—	6,042	6,042	(319)	2/25/2022	2007
1900 Interstate Boulevard	Lakeland	FL	(C)	500	3,405	—	—	500	3,405	3,905	(209)	2/25/2022	1993
2902 Gun Club Road	Augusta	GA	(A)	1,200	9,861	41	(6,995)	441	3,666	4,107	(157)	2/25/2022	2004
1078 Bertram Road	Augusta	GA	(A)	900	1,867	77	(1,374)	454	1,016	1,470	(76)	2/25/2022	1993
590 Northport Parkway	Savannah	GA	(C)	16,905	66,945	—	—	16,905	66,945	83,850	(3,537)	2/25/2022	2017
3150 Highway 42	Locust Grove	GA	(B)	9,803	109,420	40	—	9,805	109,458	119,263	(5,785)	2/25/2022	2020

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
650 Braselton Parkway	Braselton	GA	(B)	6,902	82,238	—	—	6,902	82,238	89,140	(4,347)	2/25/2022	2018
700 Hudson Road	Griffin	GA	(C)	900	20,442	243	—	900	20,685	21,585	(1,525)	2/25/2022	2002
505 Morgan Lakes Industrial Blvd.	Savannah	GA	(C)	8,203	31,714	—	—	8,203	31,714	39,917	(1,679)	2/25/2022	2018
2002 International Boulevard	Augusta	GA	(D)	3,818	30,780	—	—	3,818	30,780	34,598	(1,287)	7/14/2022	2022
2815 Kaihikapu Street	Honolulu	HI	(E)	1,818	—	6	—	1,818	6	1,824	(2)	12/5/2003	—
609 Ahua Street	Honolulu	HI	(E)	616	—	—	—	616	—	616	—	12/5/2003	—
2849 Kaihikapu Street	Honolulu	HI	(E)	860	—	—	—	860	—	860	—	12/5/2003	—
709 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2839 Kilihau Street	Honolulu	HI	(E)	627	—	—	—	627	—	627	—	12/5/2003	—
2906 Kaihikapu Street	Honolulu	HI	(E)	1,814	2	—	—	1,814	2	1,816	(1)	12/5/2003	—
733 Mapunapuna Street	Honolulu	HI	(E)	3,403	—	—	—	3,403	—	3,403	(2)	12/5/2003	—
2864 Awaawaloa Street	Honolulu	HI	(E)	1,836	—	—	—	1,836	—	1,836	—	12/5/2003	—
2850 Awaawaloa Street	Honolulu	HI	(E)	287	172	—	—	287	172	459	(86)	12/5/2003	—
2806 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2838 Kilihau Street	Honolulu	HI	(E)	4,262	—	—	—	4,262	—	4,262	—	12/5/2003	—
852 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
812 Mapunapuna Street	Honolulu	HI	(E)	1,960	25	626	—	2,611	—	2,611	—	12/5/2003	—
2969 Mapunapuna Street	Honolulu	HI	(E)	4,038	15	—	—	4,038	15	4,053	(11)	12/5/2003	—
855 Ahua Street	Honolulu	HI	(E)	1,834	—	—	—	1,834	—	1,834	—	12/5/2003	—
2855 Kaihikapu Street	Honolulu	HI	(E)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
865 Ahua Street	Honolulu	HI	(E)	1,846	—	153	—	1,846	153	1,999	—	12/5/2003	—
719 Ahua Street	Honolulu	HI	(E)	1,960	—	—	—	1,960	—	1,960	—	12/5/2003	—
759 Puuloa Road	Honolulu	HI	(E)	1,766	3	(3)	—	1,766	—	1,766	—	12/5/2003	—
770 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2915 Kaihikapu Street	Honolulu	HI	(E)	2,579	—	—	—	2,579	—	2,579	—	12/5/2003	—
704 Mapunapuna Street	Honolulu	HI	(E)	2,390	685	—	—	2,390	685	3,075	(343)	12/5/2003	—
822 Mapunapuna Street	Honolulu	HI	(E)	1,795	15	(15)	—	1,795	—	1,795	—	12/5/2003	—
842 Mapunapuna Street	Honolulu	HI	(E)	1,795	14	(14)	—	1,795	—	1,795	—	12/5/2003	—
2839 Mokumoa Street	Honolulu	HI	(E)	1,942	—	—	—	1,942	—	1,942	—	12/5/2003	—
2861 Mokumoa Street	Honolulu	HI	(E)	3,867	—	—	—	3,867	—	3,867	—	12/5/2003	—
619 Mapunapuna Street	Honolulu	HI	(E)	1,401	2	12	—	1,401	14	1,415	(4)	12/5/2003	—
2847 Awaawaloa Street	Honolulu	HI	(E)	582	303	184	—	582	487	1,069	(189)	12/5/2003	—
2928 Kaihikapu Street - A	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2928 Kaihikapu Street - B	Honolulu	HI	(E)	1,948	—	—	—	1,948	—	1,948	—	12/5/2003	—
850 Ahua Street	Honolulu	HI	(E)	2,682	2	(2)	—	2,682	—	2,682	—	12/5/2003	—
659 Ahua Street	Honolulu	HI	(E)	860	20	(20)	—	860	—	860	—	12/5/2003	—
2831 Awaawaloa Street	Honolulu	HI	(E)	860	—	—	—	860	—	860	—	12/5/2003	—
2760 Kam Highway	Honolulu	HI	(E)	703	—	191	—	703	191	894	(48)	12/5/2003	—
2965 Mokumoa Street	Honolulu	HI	(E)	2,140	—	—	—	2,140	—	2,140	—	12/5/2003	—
2814 Kilihau Street	Honolulu	HI	(E)	1,925	—	—	—	1,925	—	1,925	—	12/5/2003	—
2804 Kilihau Street	Honolulu	HI	(E)	1,775	2	(2)	—	1,775	—	1,775	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
2833 Kilihau Street	Honolulu	HI	(E)	601	—	—	—	601	—	601	—	12/5/2003	—
692 Mapunapuna Street	Honolulu	HI	(E)	1,796	2	(2)	—	1,796	—	1,796	—	12/5/2003	—
669 Ahua Street	Honolulu	HI	(E)	1,801	14	123	—	1,801	137	1,938	(37)	12/5/2003	—
761 Ahua Street	Honolulu	HI	(E)	3,757	2	338	—	3,757	340	4,097	(71)	12/5/2003	—
702 Ahua Street	Honolulu	HI	(E)	1,784	3	(3)	—	1,784	—	1,784	—	12/5/2003	—
645 Ahua Street	Honolulu	HI	(E)	882	—	90	—	882	90	972	—	12/5/2003	—
675 Mapunapuna Street	Honolulu	HI	(E)	1,081	—	—	—	1,081	—	1,081	—	12/5/2003	—
2858 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2857 Awaawaloa Street	Honolulu	HI	(E)	983	—	—	—	983	—	983	—	12/5/2003	—
2812 Awaawaloa Street	Honolulu	HI	(E)	1,801	3	(3)	—	1,801	—	1,801	—	12/5/2003	—
2809 Kaihikapu Street	Honolulu	HI	(E)	1,837	—	—	—	1,837	—	1,837	—	12/5/2003	—
803 Ahua Street	Honolulu	HI	(E)	3,804	—	—	—	3,804	—	3,804	—	12/5/2003	—
2889 Mokumoa Street	Honolulu	HI	(E)	1,783	5	(5)	—	1,783	—	1,783	—	12/5/2003	—
819 Ahua Street	Honolulu	HI	(E)	4,821	583	30	—	4,821	613	5,434	(307)	12/5/2003	—
830 Mapunapuna Street	Honolulu	HI	(E)	1,801	25	(25)	—	1,801	—	1,801	—	12/5/2003	—
2831 Kaihikapu Street	Honolulu	HI	(E)	1,272	529	55	—	1,272	584	1,856	(288)	12/5/2003	—
2846-A Awaawaloa Street	Honolulu	HI	(E)	2,181	954	—	—	2,181	954	3,135	(478)	12/5/2003	—
2816 Awaawaloa Street	Honolulu	HI	(E)	1,009	27	—	—	1,009	27	1,036	(14)	12/5/2003	—
673 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
697 Ahua Street	Honolulu	HI	(E)	994	811	(4)	—	994	807	1,801	(405)	12/5/2003	—
808 Ahua Street	Honolulu	HI	(E)	3,279	—	—	—	3,279	—	3,279	—	12/5/2003	—
659 Puuloa Road	Honolulu	HI	(E)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
666 Mapunapuna Street	Honolulu	HI	(E)	860	2	(2)	—	860	—	860	—	12/5/2003	—
679 Puuloa Road	Honolulu	HI	(E)	1,807	3	(3)	—	1,807	—	1,807	—	12/5/2003	—
673 Mapunapuna Street	Honolulu	HI	(E)	1,801	20	(20)	—	1,801	—	1,801	—	12/5/2003	—
2827 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2826 Kaihikapu Street	Honolulu	HI	(E)	3,921	—	—	—	3,921	—	3,921	—	12/5/2003	—
685 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2844 Kaihikapu Street	Honolulu	HI	(E)	1,960	14	62	—	1,960	76	2,036	—	12/5/2003	—
789 Mapunapuna Street	Honolulu	HI	(E)	2,608	3	(3)	—	2,608	—	2,608	—	12/5/2003	—
2808 Kam Highway	Honolulu	HI	(E)	310	—	—	—	310	—	310	—	12/5/2003	—
2815 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2821 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2829 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2819 Mokumoa Street - A	Honolulu	HI	(E)	1,821	—	—	—	1,821	—	1,821	—	12/5/2003	—
2819 Mokumoa Street - B	Honolulu	HI	(E)	1,816	—	—	—	1,816	—	1,816	—	12/5/2003	—
2879 Mokumoa Street	Honolulu	HI	(E)	1,789	—	—	—	1,789	—	1,789	—	12/5/2003	—
2927 Mokumoa Street	Honolulu	HI	(E)	1,778	—	—	—	1,778	—	1,778	—	12/5/2003	—
2833 Paa Street #2	Honolulu	HI	(E)	1,675	—	—	—	1,675	—	1,675	—	12/5/2003	—
855 Mapunapuna Street	Honolulu	HI	(E)	3,265	—	—	—	3,265	—	3,265	—	12/5/2003	—
2829 Awaawaloa Street	Honolulu	HI	(E)	1,720	2	82	—	1,720	84	1,804	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
766 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2908 Kaihikapu Street	Honolulu	HI	(E)	1,798	23	(11)	—	1,798	12	1,810	(4)	12/5/2003	—
729 Ahua Street	Honolulu	HI	(E)	1,801	—	18	—	1,801	18	1,819	—	12/5/2003	—
739 Ahua Street	Honolulu	HI	(E)	1,801	—	18	—	1,801	18	1,819	—	12/5/2003	—
2868 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
660 Ahua Street	Honolulu	HI	(E)	1,783	4	45	—	1,783	49	1,832	—	12/5/2003	—
2869 Mokumoa Street	Honolulu	HI	(E)	1,794	—	—	—	1,794	—	1,794	—	12/5/2003	—
2836 Awaawaloa Street	Honolulu	HI	(E)	1,353	—	—	—	1,353	—	1,353	—	12/5/2003	—
113 Puuhale Road	Honolulu	HI	(E)	3,729	—	—	—	3,729	—	3,729	—	12/5/2003	—
2140 Kaliawa Street	Honolulu	HI	(E)	931	—	—	—	931	—	931	—	12/5/2003	—
165 Sand Island Access Road	Honolulu	HI	(E)	758	—	—	—	758	—	758	—	12/5/2003	—
2106 Kaliawa Street	Honolulu	HI	(E)	1,568	—	228	—	1,568	228	1,796	(144)	12/5/2003	—
140 Puuhale Road	Honolulu	HI	(E)	1,100	—	41	—	1,100	41	1,141	(15)	12/5/2003	—
2020 Auiki Street	Honolulu	HI	(E)	2,385	—	—	—	2,385	—	2,385	—	12/5/2003	—
2103 Kaliawa Street	Honolulu	HI	(E)	3,212	—	—	—	3,212	—	3,212	—	12/5/2003	—
1926 Auiki Street	Honolulu	HI	(E)	2,872	—	1,722	—	2,872	1,722	4,594	(772)	12/5/2003	1959
1931 Kahai Street	Honolulu	HI	(E)	3,779	—	—	—	3,779	—	3,779	—	12/5/2003	—
215 Puuhale Road	Honolulu	HI	(E)	2,117	—	—	—	2,117	—	2,117	—	12/5/2003	—
207 Puuhale Road	Honolulu	HI	(E)	2,024	—	—	—	2,024	—	2,024	—	12/5/2003	—
125 Puuhale Road	Honolulu	HI	(E)	1,630	—	—	—	1,630	—	1,630	—	12/5/2003	—
125B Puuhale Road	Honolulu	HI	(E)	2,815	—	—	—	2,815	—	2,815	—	12/5/2003	—
2001 Kahai Street	Honolulu	HI	(E)	1,091	—	—	—	1,091	—	1,091	—	12/5/2003	—
2110 Auiki Street	Honolulu	HI	(E)	837	—	—	—	837	—	837	—	12/5/2003	—
142 Mokauea Street	Honolulu	HI	(E)	2,182	—	1,576	—	2,182	1,576	3,758	(593)	12/5/2003	1972
2139 Kaliawa Street	Honolulu	HI	(E)	885	—	—	—	885	—	885	—	12/5/2003	—
2122 Kaliawa Street	Honolulu	HI	(E)	1,365	—	—	—	1,365	—	1,365	—	12/5/2003	—
148 Mokauea Street	Honolulu	HI	(E)	3,476	—	—	—	3,476	—	3,476	—	12/5/2003	—
151 Puuhale Road	Honolulu	HI	(E)	1,956	—	48	—	1,956	48	2,004	(4)	12/5/2003	—
2127 Auiki Street	Honolulu	HI	(E)	2,906	—	67	—	2,906	67	2,973	(42)	12/5/2003	—
2144 Auiki Street	Honolulu	HI	(E)	2,640	—	7,594	—	2,640	7,594	10,234	(3,197)	12/5/2003	1953
179 Sand Island Access Road	Honolulu	HI	(E)	2,480	—	—	—	2,480	—	2,480	—	12/5/2003	—
106 Puuhale Road	Honolulu	HI	(E)	1,113	—	302	—	1,113	302	1,415	(128)	12/5/2003	1966
120 Mokauea Street	Honolulu	HI	(E)	1,953	—	1,106	—	1,953	1,106	3,059	(273)	12/5/2003	1970
120B Mokauea Street	Honolulu	HI	(E)	1,953	—	16	—	1,953	16	1,969	(1)	12/5/2003	1970
231 Sand Island Access Road	Honolulu	HI	(E)	752	—	—	—	752	—	752	—	12/5/2003	—
231B Sand Island Access Road	Honolulu	HI	(E)	1,539	—	—	—	1,539	—	1,539	—	12/5/2003	—
220 Puuhale Road	Honolulu	HI	(E)	2,619	—	—	—	2,619	—	2,619	—	12/5/2003	—
150 Puuhale Road	Honolulu	HI	(E)	4,887	—	—	—	4,887	—	4,887	—	12/5/2003	—
197 Sand Island Access Road	Honolulu	HI	(E)	1,238	—	—	—	1,238	—	1,238	—	12/5/2003	—
2019 Kahai Street	Honolulu	HI	(E)	1,377	—	—	—	1,377	—	1,377	—	12/5/2003	—
2344 Pahounui Drive	Honolulu	HI	(E)	6,709	—	—	—	6,709	—	6,709	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
238 Sand Island Access Road	Honolulu	HI	(E)	2,273	—	—	—	2,273	—	2,273	—	12/5/2003	—
2308 Pahounui Drive	Honolulu	HI	(E)	3,314	—	—	—	3,314	—	3,314	—	12/5/2003	—
2135 Auiki Street	Honolulu	HI	(E)	825	—	—	—	825	—	825	—	12/5/2003	—
218 Mohonua Place	Honolulu	HI	(E)	1,741	—	—	—	1,741	—	1,741	—	12/5/2003	—
180 Sand Island Access Road	Honolulu	HI	(E)	1,655	—	—	—	1,655	—	1,655	—	12/5/2003	—
2250 Pahounui Drive	Honolulu	HI	(E)	3,862	—	—	—	3,862	—	3,862	—	12/5/2003	—
158 Sand Island Access Road	Honolulu	HI	(E)	2,488	—	—	—	2,488	—	2,488	—	12/5/2003	—
2264 Pahounui Drive	Honolulu	HI	(E)	1,632	—	—	—	1,632	—	1,632	—	12/5/2003	—
2276 Pahounui Drive	Honolulu	HI	(E)	1,619	—	—	—	1,619	—	1,619	—	12/5/2003	—
204 Sand Island Access Road	Honolulu	HI	(E)	1,689	—	—	—	1,689	—	1,689	—	12/5/2003	—
228 Mohonua Place	Honolulu	HI	(E)	1,865	—	—	—	1,865	—	1,865	—	12/5/2003	—
212 Mohonua Place	Honolulu	HI	(E)	1,067	—	—	—	1,067	—	1,067	—	12/5/2003	—
214 Sand Island Access Road	Honolulu	HI	(E)	1,864	—	593	—	1,864	593	2,457	(194)	12/5/2003	1981
2879 Paa Street	Honolulu	HI	(E)	1,691	—	45	—	1,691	45	1,736	(17)	12/5/2003	—
2833 Paa Street	Honolulu	HI	(E)	1,701	—	—	—	1,701	—	1,701	—	12/5/2003	—
1055 Ahua Street	Honolulu	HI	(E)	1,216	—	—	—	1,216	—	1,216	—	12/5/2003	—
2875 Paa Street	Honolulu	HI	(E)	1,330	—	—	—	1,330	—	1,330	—	12/5/2003	—
1000 Mapunapuna Street	Honolulu	HI	(E)	2,252	—	—	—	2,252	—	2,252	—	12/5/2003	—
2850 Paa Street	Honolulu	HI	(E)	22,827	—	—	—	22,827	—	22,827	—	12/5/2003	—
2828 Paa Street	Honolulu	HI	(E)	12,448	—	—	—	12,448	—	12,448	—	12/5/2003	—
1045 Mapunapuna Street	Honolulu	HI	(E)	819	—	—	—	819	—	819	—	12/5/2003	—
1122 Mapunapuna Street	Honolulu	HI	(E)	5,781	—	—	—	5,781	—	5,781	—	12/5/2003	—
2810 Paa Street	Honolulu	HI	(E)	3,340	—	—	—	3,340	—	3,340	—	12/5/2003	—
2886 Paa Street	Honolulu	HI	(E)	2,205	—	—	—	2,205	—	2,205	—	12/5/2003	—
2810 Pukoloa Street	Honolulu	HI	(E)	27,699	—	—	—	27,699	—	27,699	—	12/5/2003	—
1052 Ahua Street	Honolulu	HI	(E)	1,703	—	240	—	1,703	240	1,943	(110)	12/5/2003	—
1024 Mapunapuna Street	Honolulu	HI	(E)	1,385	—	—	—	1,385	—	1,385	—	12/5/2003	—
1030 Mapunapuna Street	Honolulu	HI	(E)	5,655	—	—	—	5,655	—	5,655	—	12/5/2003	—
1001 Ahua Street	Honolulu	HI	(E)	15,155	3,312	91	—	15,155	3,403	18,558	(1,694)	12/5/2003	—
944 Ahua Street	Honolulu	HI	(E)	1,219	—	—	—	1,219	—	1,219	—	12/5/2003	—
918 Ahua Street	Honolulu	HI	(E)	3,820	—	—	—	3,820	—	3,820	—	12/5/2003	—
2864 Mokumoa Street	Honolulu	HI	(E)	2,092	—	—	—	2,092	—	2,092	—	12/5/2003	—
1050 Kikowaena Place	Honolulu	HI	(E)	1,404	873	—	—	1,404	873	2,277	(438)	12/5/2003	—
949 Mapunapuna Street	Honolulu	HI	(E)	11,568	—	—	—	11,568	—	11,568	—	12/5/2003	—
2855 Pukoloa Street	Honolulu	HI	(E)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2865 Pukoloa Street	Honolulu	HI	(E)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2850 Mokumoa Street	Honolulu	HI	(E)	2,143	—	—	—	2,143	—	2,143	—	12/5/2003	—
905 Ahua Street	Honolulu	HI	(E)	1,148	—	—	—	1,148	—	1,148	—	12/5/2003	—
1150 Kikowaena Street	Honolulu	HI	(E)	2,445	—	—	—	2,445	—	2,445	—	12/5/2003	—
960 Ahua Street	Honolulu	HI	(E)	614	—	—	—	614	—	614	—	12/5/2003	—
1062 Kikowaena Place	Honolulu	HI	(E)	1,049	598	183	—	1,049	781	1,830	(310)	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
2829 Pukoloa Street	Honolulu	HI	(E)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—
2841 Pukoloa Street	Honolulu	HI	(E)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—
2819 Pukoloa Street	Honolulu	HI	(E)	2,090	—	34	—	2,090	34	2,124	(13)	12/5/2003	—
950 Mapunapuna Street	Honolulu	HI	(E)	1,724	—	—	—	1,724	—	1,724	—	12/5/2003	—
960 Mapunapuna Street	Honolulu	HI	(E)	1,933	—	—	—	1,933	—	1,933	—	12/5/2003	—
930 Mapunapuna Street	Honolulu	HI	(E)	3,654	—	—	—	3,654	—	3,654	—	12/5/2003	—
1038 Kikowaena Place	Honolulu	HI	(E)	2,576	—	—	—	2,576	—	2,576	—	12/5/2003	—
1024 Kikowaena Place	Honolulu	HI	(E)	1,818	—	—	—	1,818	—	1,818	—	12/5/2003	—
2970 Mokumoa Street	Honolulu	HI	(E)	1,722	—	—	—	1,722	—	1,722	—	12/5/2003	—
970 Ahua Street	Honolulu	HI	(E)	817	—	—	—	817	—	817	—	12/5/2003	—
2840 Mokumoa Street	Honolulu	HI	(E)	2,149	—	—	—	2,149	—	2,149	—	12/5/2003	—
2830 Mokumoa Street	Honolulu	HI	(E)	2,146	—	—	—	2,146	—	2,146	—	12/5/2003	—
1027 Kikowaena Place	Honolulu	HI	(E)	5,444	—	—	—	5,444	—	5,444	—	12/5/2003	—
2960 Mokumoa Street	Honolulu	HI	(E)	1,977	—	—	—	1,977	—	1,977	—	12/5/2003	—
80 Sand Island Access Road	Honolulu	HI	(E)	7,972	—	—	—	7,972	—	7,972	—	12/5/2003	—
94-240 Pupuole Street	Waipahu	HI	(E)	717	—	—	—	717	—	717	—	12/5/2003	—
525 N. King Street	Honolulu	HI	(E)	1,342	—	—	—	1,342	—	1,342	—	12/5/2003	—
1360 Pali Highway	Honolulu	HI	(E)	9,170	—	59	—	9,170	59	9,229	(51)	12/5/2003	—
1330 Pali Highway	Honolulu	HI	(E)	1,423	—	—	—	1,423	—	1,423	—	12/5/2003	—
33 S. Vineyard Boulevard	Honolulu	HI	(E)	844	—	—	—	844	—	844	—	12/5/2003	—
848 Ala Lilikoi Street	Honolulu	HI	(E)	9,426	—	—	—	9,426	—	9,426	—	12/5/2003	—
846 Ala Lilikoi Street	Honolulu	HI	(E)	234	—	—	—	234	—	234	—	12/5/2003	—
2635 Waiwai Loop A	Honolulu	HI	(E)	934	350	683	—	934	1,033	1,967	(411)	12/5/2003	—
2635 Waiwai Loop B	Honolulu	HI	(E)	1,177	105	682	—	1,177	787	1,964	(288)	12/5/2003	—
120 Sand Island Access Road	Honolulu	HI	(E)	1,132	11,307	1,798	—	1,132	13,105	14,237	(5,957)	11/23/2004	2004
91-222 Olai	Kapolei	HI	(A)	2,035	—	77	—	2,035	77	2,112	(7)	6/15/2005	—
91-265 Hanua	Kapolei	HI	(A)	1,569	—	—	—	1,569	—	1,569	—	6/15/2005	—
91-255 Hanua	Kapolei	HI	(A)	1,230	—	35	—	1,230	35	1,265	(11)	6/15/2005	—
91-241 Kalaeloa	Kapolei	HI	(A)	426	3,983	883	—	426	4,866	5,292	(2,135)	6/15/2005	1990
91-141 Kalaeloa	Kapolei	HI	(A)	11,624	—	—	—	11,624	—	11,624	—	6/15/2005	—
91-250 Komohana	Kapolei	HI	(A)	1,506	—	—	—	1,506	—	1,506	—	6/15/2005	—
91-202 Kalaeloa	Kapolei	HI	(A)	1,722	—	326	—	1,722	326	2,048	(86)	6/15/2005	1964
91-080 Hanua	Kapolei	HI	(A)	2,187	—	—	—	2,187	—	2,187	—	6/15/2005	—
91-027 Kaomi Loop	Kapolei	HI	(A)	2,667	—	—	—	2,667	—	2,667	—	6/15/2005	—
91-185 Kalaeloa	Kapolei	HI	(A)	1,761	—	81	—	1,761	81	1,842	(6)	6/15/2005	—
91-329 Kauhi	Kapolei	HI	(A)	294	2,297	2,825	—	294	5,122	5,416	(2,376)	6/15/2005	1980
91-399 Kauhi	Kapolei	HI	(A)	27,405	—	—	—	27,405	—	27,405	—	6/15/2005	—
91-086 Kaomi Loop	Kapolei	HI	N/A	13,884	—	—	—	13,884	—	13,884	—	6/15/2005	—
91-349 Kauhi	Kapolei	HI	(A)	649	—	—	—	649	—	649	—	6/15/2005	—
91-400 Komohana	Kapolei	HI	(A)	1,494	—	—	—	1,494	—	1,494	—	6/15/2005	—
91-174 Olai	Kapolei	HI	(A)	962	—	47	—	962	47	1,009	(31)	6/15/2005	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
91-218 Olai	Kapolei	HI	(A)	1,622	—	62	—	1,622	62	1,684	(38)	6/15/2005	—
91-175 Olai	Kapolei	HI	(A)	1,243	—	87	—	1,243	87	1,330	(41)	6/15/2005	—
91-210 Olai	Kapolei	HI	(A)	706	—	—	—	706	—	706	—	6/15/2005	—
91-087 Hanua	Kapolei	HI	(A)	381	—	—	—	381	—	381	—	6/15/2005	—
91-083 Hanua	Kapolei	HI	(A)	716	—	—	—	716	—	716	—	6/15/2005	—
91-091 Hanua	Kapolei	HI	(A)	552	—	—	—	552	—	552	—	6/15/2005	—
91-220 Kalaeloa	Kapolei	HI	(A)	242	1,457	292	—	242	1,749	1,991	(730)	6/15/2005	1991
91-252 Kauhi	Kapolei	HI	(A)	536	—	—	—	536	—	536	—	6/15/2005	—
91-259 Olai	Kapolei	HI	(A)	2,944	—	—	—	2,944	—	2,944	—	6/15/2005	—
91-238 Kauhi	Kapolei	HI	(A)	1,390	—	9,495	—	1,390	9,495	10,885	(3,855)	6/15/2005	1981
91-416 Komohana	Kapolei	HI	(A)	713	—	11	—	713	11	724	(7)	6/15/2005	—
91-410 Komohana	Kapolei	HI	(A)	418	—	12	—	418	12	430	(7)	6/15/2005	—
91-300 Hanua	Kapolei	HI	(A)	1,381	—	18	—	1,381	18	1,399	(3)	6/15/2005	1994
91-171 Olai	Kapolei	HI	(A)	218	—	13	—	218	13	231	(10)	6/15/2005	—
91-210 Kauhi	Kapolei	HI	(A)	567	—	679	—	567	679	1,246	(104)	6/15/2005	1990
91-110 Kaomi Loop	Kapolei	HI	(A)	1,293	—	—	—	1,293	—	1,293	—	6/15/2005	—
91-102 Kaomi Loop	Kapolei	HI	(A)	1,599	—	—	—	1,599	—	1,599	—	6/15/2005	—
91-064 Kaomi Loop	Kapolei	HI	(A)	1,826	—	—	—	1,826	—	1,826	—	6/15/2005	—
91-119 Olai	Kapolei	HI	(A)	1,981	—	—	—	1,981	—	1,981	—	6/15/2005	—
91-150 Kaomi Loop	Kapolei	HI	(A)	3,159	—	—	—	3,159	—	3,159	—	6/15/2005	—
Texaco Easement	Kapolei	HI	N/A	2,657	—	—	—	2,657	—	2,657	—	6/15/2005	—
Tesaro 967 Easement	Kapolei	HI	N/A	6,593	—	—	—	6,593	—	6,593	—	6/15/2005	—
AES HI Easement	Kapolei	HI	N/A	1,250	—	—	—	1,250	—	1,250	—	6/15/2005	—
Other Easements & Lots	Kapolei	HI	N/A	358	—	1,437	—	358	1,437	1,795	(765)	6/15/2005	—
889 Ahua Street	Honolulu	HI	(E)	5,888	315	—	—	5,888	315	6,203	(87)	11/21/2012	—
951 Trails Road	Eldridge	IA	(F)	470	7,480	2,301	—	471	9,780	10,251	(3,682)	4/2/2007	1994
2300 North 33rd Avenue East	Newton	IA	(A)	500	13,236	58	—	500	13,294	13,794	(5,078)	9/29/2008	2008
3425 Maple Drive	Fort Dodge	IA	(A)	100	2,000	—	—	100	2,000	2,100	(270)	4/9/2019	2014
4401 112th Street	Urbandale	IA	(C)	800	3,117	—	—	800	3,117	3,917	(288)	2/25/2022	1985
7121 South Fifth Avenue	Pocatello	ID	(A)	400	4,201	615	—	400	4,816	5,216	(1,035)	1/29/2015	2007
2580 Technology Drive	Elgin	IL	(A)	1,500	9,068	16	(3,053)	1,067	6,464	7,531	(496)	2/25/2022	2001
5795 Logistics Parkway	Rockford	IL	(A)	400	3,368	—	(688)	327	2,753	3,080	(139)	2/25/2022	1998
1602 Vincent Drive	Sauget	IL	(C)	1,400	27,028	444	—	1,400	27,472	28,872	(1,482)	2/25/2022	2014
6 Konzen Court	Granite City	IL	(C)	900	20,268	375	—	900	20,643	21,543	(1,891)	2/25/2022	2001
1000 Knell Road	Montgomery	IL	(C)	2,101	19,258	34	—	2,101	19,292	21,393	(1,426)	2/25/2022	2000
1430 South Wolf Road	Wheeling	IL	(C)	4,702	19,641	—	—	4,702	19,641	24,343	(1,038)	2/25/2022	2003
1270 North Wilkening	Schaumburg	IL	(C)	2,801	7,733	23	—	2,801	7,756	10,557	(715)	2/25/2022	1996
4472 Technology Drive	Rockford	IL	(C)	400	5,912	—	—	400	5,912	6,312	(365)	2/25/2022	2011
7019 High Grove Boulevard	Burr Ridge	IL	(C)	800	1,090	—	—	800	1,090	1,890	(67)	2/25/2022	1997
1230 West 171st Street	Harvey	IL	(A)	800	1,673	266	—	800	1,939	2,739	(378)	1/29/2015	2004
5156 American Road	Rockford	IL	(A)	400	1,529	348	—	400	1,877	2,277	(469)	1/29/2015	1996

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
9215-9347 E Pendleton Pike	Lawrence	IN	(A)	3,763	34,877	—	—	3,763	34,877	38,640	(4,864)	2/14/2019	2009
6825 West County Road 400 North	Greenfield	IN	(F)	918	14,300	1,009	—	918	15,309	16,227	(2,234)	2/14/2019	2008
900 Commerce Parkway West Drive	Greenwood	IN	(F)	1,483	16,253	701	—	1,483	16,954	18,437	(2,278)	2/14/2019	2007
2482 Century Drive	Goshen	IN	(A)	840	9,061	—	—	840	9,061	9,901	(1,224)	4/9/2019	2005
3201 Bearing Drive	Franklin	IN	(F)	1,100	15,403	(1)	—	1,100	15,402	16,502	(2,427)	4/9/2019	1973
482 Chaney Avenue	Greenwood	IN	(C)	2,401	55,810	—	—	2,401	55,810	58,211	(3,441)	2/25/2022	2014
1151 South Graham Road	Greenwood	IN	(B)	7,002	108,700	145	—	7,002	108,845	115,847	(5,750)	2/25/2022	2019
5440 Haggerty Lane	Lafayette	IN	(C)	3,601	31,058	18	—	3,601	31,076	34,677	(1,644)	2/25/2022	2019
8951 Mirabel Road	Indianapolis	IN	(C)	3,001	36,978	—	—	3,001	36,978	39,979	(1,955)	2/25/2022	2014
17001 West Mercury Street	Gardner	KS	(F)	5,741	32,701	400	—	5,740	33,102	38,842	(2,505)	12/30/2020	2018
435 SE 70th Street	Topeka	KS	(A)	—	3,563	120	(594)	—	3,089	3,089	(169)	2/25/2022	2006
22525 West 167th Street	Olathe	KS	(C)	4,301	52,183	(1)	—	4,301	52,182	56,483	(2,758)	2/25/2022	2016
2552 South 98th Street	Edwardsville	KS	(C)	3,601	20,988	—	—	3,601	20,988	24,589	(1,294)	2/25/2022	2013
2701 South 98th Street	Edwardsville	KS	(C)	2,701	10,998	400	—	2,701	11,398	14,099	(824)	2/25/2022	2001
1985 International Way	Hebron	KY	(A)	1,453	8,546	1,621	—	1,453	10,167	11,620	(1,725)	2/14/2019	1997
2311 South Park Road	Louisville	KY	(A)	1,600	13,119	—	—	1,600	13,119	14,719	(692)	2/25/2022	2016
1509 Leestown Road	Frankfort	KY	(C)	4,801	38,708	—	—	4,801	38,708	43,509	(2,388)	2/25/2022	2014
4555 West Highway 146	Buckner	KY	(C)	3,201	39,977	—	—	3,201	39,977	43,178	(2,465)	2/25/2022	2013
450 Northpointe Court	Covington	LA	(C)	1,300	26,883	—	—	1,300	26,883	28,183	(1,421)	2/25/2022	2015
209 South Bud Street	Lafayette	LA	(A)	700	4,549	42	—	701	4,590	5,291	(1,026)	1/29/2015	2010
17200 Manchac Park Lane	Baton Rouge	LA	(A)	1,700	8,860	151	—	1,700	9,011	10,711	(1,975)	1/29/2015	2014
11900 Trolley Lane	Beltsville	MD	(A)	8,203	23,095	179	(1,243)	7,877	22,357	30,234	(1,124)	2/25/2022	2000
4000 Principio Parkway	North East	MD	(F)	4,200	71,518	847	—	4,200	72,365	76,565	(16,113)	1/29/2015	2012
3466 Shippers Drive	Walker	MI	(C)	4,902	29,780	144	—	4,902	29,924	34,826	(1,580)	2/25/2022	2016
1601 Brown Road	Orion	MI	(C)	4,701	57,812	721	—	4,701	58,533	63,234	(3,178)	2/25/2022	2006
38401 Amrhein Road	Livonia	MI	(C)	1,400	14,778	—	—	1,400	14,778	16,178	(911)	2/25/2022	1999
28000 Five M Center Drive	Romulus	MI	(C)	300	8,530	182	—	300	8,712	9,012	(553)	2/25/2022	1997
3800 Midlink Drive	Kalamazoo	MI	(A)	2,630	40,599	—	—	2,630	40,599	43,229	(9,051)	1/29/2015	2014
10100 89th Avenue N	Maple Grove	MN	(F)	3,469	21,284	868	—	3,469	22,152	25,621	(3,271)	10/16/2018	2015
2427 Henry Road NW	Stewartville	MN	(C)	1,300	3,145	13	—	1,300	3,158	4,458	(195)	2/25/2022	2013
2401 Cram Avenue SE	Bemidji	MN	(A)	100	2,137	—	—	100	2,137	2,237	(476)	1/29/2015	2013
5501 Providence Hill Drive	St. Joseph	MO	(A)	400	3,500	24	—	400	3,524	3,924	(487)	4/9/2019	2014
3502 Enterprise Avenue	Joplin	MO	(A)	1,380	12,121	34	—	1,380	12,155	13,535	(1,636)	4/9/2019	2014
5703 Mitchell Avenue	St. Joseph	MO	(C)	1,600	19,085	438	—	1,600	19,523	21,123	(1,823)	2/25/2022	2000
10551 N Congress Avenue	Kansas City	MO	(C)	600	13,538	—	—	600	13,538	14,138	(716)	2/25/2022	2014
831 Lone Star Drive	O'Fallon	MO	(C)	1,200	7,304	—	—	1,200	7,304	8,504	(541)	2/25/2022	1989
2901 E Heartland Drive	Liberty	MO	(C)	1,100	6,886	—	—	1,100	6,886	7,986	(511)	2/25/2022	1997
110 Stanbury Industrial Drive	Brookfield	MO	(A)	200	1,859	—	(546)	183	1,330	1,513	3	1/29/2015	2012
12385 Crossroad Drive	Olive Branch	MS	(D)	3,301	61,763	—	—	3,301	61,763	65,064	(3,810)	2/25/2022	2012
8644 Polk Lane	Olive Branch	MS	(C)	900	20,171	318	—	901	20,488	21,389	(1,115)	2/25/2022	2011
440 US Highway 49 South	Richland	MS	(C)	200	2,329	3	—	200	2,332	2,532	(216)	2/25/2022	1986

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
105 Business Park Drive	Ridgeland	MS	(C)	500	1,949	8	—	500	1,957	2,457	(179)	2/25/2022	1988
590 Assembly Court	Fayetteville	NC	(A)	700	9,410	1	(2,328)	540	7,243	7,783	(441)	2/25/2022	1996
4350 Fortune Ave NW	Concord	NC	(C)	4,401	53,085	—	—	4,401	53,085	57,486	(2,806)	2/25/2022	2017
4690 Global Avenue NW	Concord	NC	(C)	4,601	45,793	—	—	4,601	45,793	50,394	(2,420)	2/25/2022	2015
6538 & 6526 Judge Adams Road	Whitsett	NC	(B)	2,501	46,343	—	—	2,501	46,343	48,844	(2,450)	2/25/2022	2019
4040 Business Park Court	Winston Salem	NC	(C)	800	8,411	260	—	800	8,671	9,471	(530)	2/25/2022	2001
3900 NE 6th Street	Minot	ND	(A)	700	3,223	—	—	700	3,223	3,923	(719)	1/29/2015	2013
7130 Q Street	Omaha	NE	(A)	1,600	7,390	1	(2,138)	1,220	5,633	6,853	(343)	2/25/2022	1997
1415 West Commerce Way	Lincoln	NE	(A)	2,200	8,518	388	—	2,200	8,906	11,106	(2,035)	1/29/2015	1971
52 Pettengill Road	Londonderry	NH	(F)	5,871	43,335	7	—	5,871	43,342	49,213	(5,857)	4/9/2019	2015
1135 Easton Avenue	Franklin Township	NJ	N/A	3,601	5,564	—	—	3,601	5,564	9,165	(515)	2/25/2022	1969
584 US Highway 130	Trenton	NJ	(B)	70,422	62,639	—	—	70,422	62,639	133,061	(3,311)	2/25/2022	2017
725 Darlington Avenue	Mahwah	NJ	(F)	8,492	9,451	1,877	—	8,492	11,328	19,820	(2,903)	4/9/2014	1999
309 Dulty's Lane	Burlington	NJ	(F)	1,600	51,400	—	—	1,600	51,400	53,000	(11,458)	1/29/2015	2001
7000 West Post Road	Las Vegas	NV	(F)	4,230	13,472	246	—	4,230	13,718	17,948	(2,212)	4/9/2019	2010
2375 East Newlands Road	Fernley	NV	(A)	1,100	17,314	286	—	1,100	17,600	18,700	(3,970)	1/29/2015	2007
158 West Yard Road	Feura Bush	NY	(A)	1,870	7,931	477	—	1,869	8,409	10,278	(1,882)	4/9/2019	1989
3779 Lake Shore Road	Hamburg	NY	(C)	2,701	38,186	30	—	2,701	38,216	40,917	(2,021)	2/25/2022	2016
1289 Walden Avenue	Cheektowaga	NY	(C)	600	6,314	390	—	600	6,704	7,304	(618)	2/25/2022	2001
4 Liebich Lane	Halfmoon	NY	(C)	400	8,521	13	—	400	8,534	8,934	(450)	2/25/2022	2011
55 Commerce Avenue	Albany	NY	(A)	1,000	10,105	492	—	1,000	10,597	11,597	(2,321)	1/29/2015	2013
32150 Just Imagine Drive	Avon	OH	(A)	2,200	23,280	—	—	2,200	23,280	25,480	(8,488)	5/29/2009	1996
1580, 1590 & 1600 Williams Road	Columbus	OH	(A)	2,060	29,143	361	—	2,060	29,504	31,564	(4,593)	4/9/2019	1992
7303 Rickenbacker Parkway West	Columbus	OH	(F)	1,491	27,407	3	—	1,494	27,407	28,901	(1,979)	6/21/2021	2020
3245 Henry Road and 3185 Columbia Road	Richfield	OH	(A)	2,499	21,640	—	—	2,499	21,640	24,139	(1,333)	2/25/2022	2005
8341 Industrial Parkway	Plain City	OH	(B)	6,702	97,563	—	—	6,702	97,563	104,265	(5,157)	2/25/2022	2020
201 Exploration Drive	Monroe	OH	(D)	1,801	38,868	—	—	1,801	38,868	40,669	(2,054)	2/25/2022	2014
9780 Mopar Drive	Streetsboro	OH	(C)	2,701	26,021	736	—	2,701	26,757	29,458	(1,702)	2/25/2022	2011
2465 Fontaine Street	Kenton	OH	(C)	1,000	19,323	—	—	1,000	19,323	20,323	(1,021)	2/25/2022	2017
4651 Prosper Drive	Stow	OH	(C)	1,400	30,772	—	—	1,400	30,772	32,172	(1,627)	2/25/2022	2017
747 Mill Park Drive	Lancaster	OH	(C)	1,400	17,609	—	—	1,400	17,609	19,009	(931)	2/25/2022	2019
9667 Inter-Ocean Drive	West Chester Twp.	OH	(C)	1,300	10,880	—	—	1,300	10,880	12,180	(805)	2/25/2022	1999
5313 Majestic Parkway	Bedford Heights	OH	(C)	1,100	8,107	138	—	1,100	8,245	9,345	(755)	2/25/2022	1998
1115 Regina Graeter Way	Cincinnati	OH	(C)	700	7,908	—	—	700	7,908	8,608	(418)	2/25/2022	2015
4170 Columbia Road	Lebanon	OH	(C)	400	9,841	—	—	400	9,841	10,241	(520)	2/25/2022	2011
1415 Industrial Drive	Chillicothe	OH	(A)	1,200	3,265	—	—	1,200	3,265	4,465	(728)	1/29/2015	2012
200 Orange Point Drive	Lewis Center	OH	(A)	1,300	8,613	162	—	1,300	8,775	10,075	(2,007)	1/29/2015	2013
301 Commerce Drive	South Point	OH	(A)	600	4,530	—	—	600	4,530	5,130	(1,010)	1/29/2015	2013

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
5300 Centerpoint Parkway	Groveport	OH	(F)	2,700	29,863	344	—	2,700	30,207	32,907	(6,691)	1/29/2015	2014
2701 S.W. 18TH Street	Oklahoma City	OK	(A)	2,401	18,865	—	(5,675)	1,761	13,830	15,591	(599)	2/25/2022	2011
8000 Mid America Blvd.	Oklahoma City	OK	(A)	900	12,813	—	(1,814)	781	11,118	11,899	(562)	2/25/2022	2017
1414 South Council Road	Oklahoma City	OK	(C)	5,002	39,952	12	—	5,002	39,964	44,966	(2,112)	2/25/2022	2017
6101 SW 44th Street	Oklahoma City	OK	(C)	2,401	13,868	—	—	2,401	13,868	16,269	(733)	2/25/2022	2020
2759 North Garnett Road	Tulsa	OK	(C)	800	4,879	—	—	800	4,879	5,679	(258)	2/25/2022	2008
2820 State Highway 31	McAlester	OK	(A)	581	2,237	4,582	—	581	6,819	7,400	(1,220)	1/29/2015	2012
1729 Pennsylvania Avenue	Monaca	PA	(A)	1,200	13,257	—	(2,173)	1,020	11,264	12,284	(1,153)	2/25/2022	1977
101 North Campus Drive	Imperial	PA	(C)	3,801	26,700	—	—	3,801	26,700	30,501	(1,411)	2/25/2022	2015
231 Theater Drive	Altoona	PA	(C)	1,400	9,864	—	—	1,400	9,864	11,264	(608)	2/25/2022	2013
700 Marine Drive	Rock Hill	SC	(A)	820	8,381	798	—	820	9,179	9,999	(1,468)	4/9/2019	1986
1990 Hood Road	Greer	SC	(A)	400	10,702	(1)	—	400	10,701	11,101	(1,446)	4/9/2019	2015
7410 Magi Drive	Hanahan	SC	(A)	2,401	31,029	197	—	2,401	31,226	33,627	(2,295)	2/25/2022	2001
6850 Weber Boulevard	Charleston	SC	(A)	11,604	44,602	(2)	(12,228)	9,077	34,899	43,976	(1,510)	2/25/2022	2018
1892 Anfield Road	North Charleston	SC	(A)	4,001	21,179	1	(3,822)	3,394	17,965	21,359	(778)	2/25/2022	2017
7409 Magi Drive	Hanahan	SC	(A)	1,801	13,651	12	(1,389)	1,640	12,435	14,075	(628)	2/25/2022	2004
1103 Powderhouse Road SE	Aiken	SC	(C)	1,200	36,140	—	—	1,200	36,140	37,340	(1,910)	2/25/2022	2017
3058 Lakemont Blvd	Ft. Mill	SC	(C)	2,901	33,304	20	—	2,901	33,324	36,225	(1,763)	2/25/2022	2008
510 John Dodd Road	Spartanburg	SC	(F)	3,300	57,998	418	—	3,300	58,416	61,716	(13,022)	1/29/2015	2012
996 Paragon Way	Rock Hill	SC	(A)	2,334	35,920	—	—	2,334	35,920	38,254	(8,008)	1/29/2015	2014
5001 West Delbridge Street	Sioux Falls	SD	(A)	2,570	14,832	—	—	2,570	14,832	17,402	(2,003)	4/9/2019	2016
5025 Tuggle Road	Memphis	TN	(C)	1,400	31,520	56	—	1,400	31,576	32,976	(1,947)	2/25/2022	1994
900 Hutchinson Place	Lebanon	TN	(C)	2,601	31,582	—	—	2,601	31,582	34,183	(2,921)	2/25/2022	1993
6023 Century Oaks Drive	Chattanooga	TN	(C)	500	5,759	214	—	500	5,973	6,473	(561)	2/25/2022	2002
3774 Snyder Road	Kodak	TN	(C)	3,201	30,564	—	—	3,201	30,564	33,765	(1,616)	2/25/2022	2021
4836 Hickory Hill Road	Memphis	TN	(F)	1,402	10,769	1,632	—	1,402	12,401	13,803	(2,895)	12/23/2014	1984
2020 Joe B. Jackson Parkway	Murfreesboro	TN	(F)	7,500	55,259	300	—	7,500	55,559	63,059	(12,398)	1/29/2015	2012
11501 Wilkinson Drive	El Paso	TX	(A)	2,401	19,665	(1)	(2,259)	2,155	17,651	19,806	(1,074)	2/25/2022	2005
5005 Samuell Blvd.	Mesquite	TX	(C)	6,366	62,879	2,291	—	6,366	65,170	71,536	(3,468)	2/25/2022	2017
2701 Texas Longhorn Way	Ft. Worth	TX	(D)	9,303	42,504	524	—	9,303	43,028	52,331	(2,247)	2/25/2022	2015
2000 Luna Road	Carrollton	TX	(C)	1,801	25,816	31	—	1,801	25,847	27,648	(1,595)	2/25/2022	2008
21200 Spring Plaza Drive	Spring	TX	(C)	2,701	29,832	—	—	2,701	29,832	32,533	(1,840)	2/25/2022	2013
502 West Independence Drive	Edinburg	TX	(C)	800	19,673	—	—	800	19,673	20,473	(1,040)	2/25/2022	2011
800 Lindale Industrial Parkway	Lindale	TX	(C)	800	18,947	692	—	800	19,639	20,439	(1,123)	2/25/2022	2014
685 Alliance Parkway	Hewitt	TX	(C)	800	23,207	—	—	800	23,207	24,007	(1,431)	2/25/2022	2012
16211 Air Center Boulevard	Houston	TX	(C)	1,600	13,529	121	—	1,600	13,650	15,250	(721)	2/25/2022	2005
246 Glasson Drive	Corpus Christi	TX	(C)	—	9,596	—	—	—	9,596	9,596	(507)	2/25/2022	2011
985 Kershaw Street	Ogden	UT	(A)	2,301	13,994	—	(1,903)	2,032	12,360	14,392	(535)	2/25/2022	2019

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date
1095 South 4800 West	Salt Lake City	UT	(A)	1,500	6,913	20	—	1,500	6,933	8,433	(1,550)	1/29/2015	2012
8800 Studley Road	Mechanicsville	VA	(C)	1,100	10,813	58	—	1,100	10,871	11,971	(1,005)	2/25/2022	1988
1935 Blue Hills Drive	Roanoke	VA	(C)	1,300	13,908	39	—	1,300	13,947	15,247	(859)	2/25/2022	2013
3736 Tom Andrews Road	Roanoke	VA	(C)	600	9,273	46	—	600	9,319	9,919	(573)	2/25/2022	1996
2300 Westmoreland Street	Richmond	VA	(C)	600	6,109	51	—	600	6,160	6,760	(455)	2/25/2022	2004
1122 Stony Ridge Road	Charlottesville	VA	(C)	2,101	6,051	233	—	2,101	6,284	8,385	(321)	2/25/2022	1998
1901 Meadowville Technology Parkway	Chester	VA	(F)	4,000	67,511	171	—	4,001	67,681	71,682	(15,088)	1/29/2015	2012
635 Community Drive	South Burlington	VT	(C)	10,003	38,560	—	—	10,003	38,560	48,563	(2,038)	2/25/2022	2021
2000 South Walnut Street	Burlington	WA	(B)	8,603	22,749	—	(1,218)	7,384	22,750	30,134	(1,202)	2/25/2022	2015
5300 International Drive	Cudahy	WI	(C)	1,801	17,367	37	—	1,801	17,404	19,205	(922)	2/25/2022	2001
3383 Spirit Way	Green Bay	WI	(C)	600	9,345	—	—	600	9,345	9,945	(494)	2/25/2022	2013
				$1,130,169	$4,063,151	$71,026	$(94,794)	$1,113,723	$4,055,829	$5,169,552	$(397,454)
(1)    Represents mortgage notes. Certain of our properties are encumbered as follows:

	Encumbrance	Undepreciated Cost
(A) 104 properties encumbered by the ILPT Floating Rate Loan	$1,227,024	$1,172,409
(B) 8 properties encumbered by mortgage loans	249,944	686,408
(C) 82 properties encumbered by the Floating Rate Loan	1,396,416	1,961,063
(D) 4 properties encumbered by one mortgage loan	90,066	192,662
(E) 186 properties encumbered by one mortgage loan	647,214	507,172
(F) 17 properties encumbered by the Fixed Rate Loan	695,277	614,494
	$4,305,941	$5,134,208
(2)    Excludes value of real estate intangibles and includes partial dispositions.
(3)    Depreciation on buildings and improvements is provided for periods ranging up to 40 years.
(4)    The total aggregate cost for U.S. federal income tax purposes is $5,724,491.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2020	$1,809,070	$(141,406)
Additions	129,724	(32,389)
Disposals	(189,961)	6,305
Balance at December 31, 2021	1,748,833	(167,490)
Additions	3,520,563	(106,236)
Disposals	(259)	259
Impairments	(93,029)	—
Balance at December 31, 2022	5,176,108	(273,467)
Additions	18,181	(125,262)
Disposals	(24,190)	884
Impairments	(547)	391
Balance at December 31, 2023	$5,169,552	$(397,454)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy President and Chief Operating Officer

Dated: February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yael Duffy	President and Chief Operating Officer	February 20, 2024
Yael Duffy

/s/ Tiffany R. Sy	Chief Financial Officer and Treasurer (principal financial	February 20, 2024
Tiffany R. Sy	officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 20, 2024
Adam D. Portnoy

/s/ Matthew P. Jordan	Managing Trustee	February 20, 2024
Matthew P. Jordan

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 20, 2024
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 20, 2024
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 20, 2024
Joseph L. Morea

/s/ Kevin C. Phelan	Independent Trustee	February 20, 2024
Kevin C. Phelan

/s/ June S. Youngs	Independent Trustee	February 20, 2024
June S. Youngs