Form 10-Q
period 2024-03-31
Industrial Logistics Properties Trust
filed 2024-04-30
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 26, 2024: 65,831,530.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
March 31, 2024

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Real estate properties:
Land	$1,113,723	$1,113,723
Buildings and improvements	4,057,048	4,055,829
Total real estate properties, gross	5,170,771	5,169,552
Accumulated depreciation	(428,967)	(397,454)
Total real estate properties, net	4,741,804	4,772,098
Investment in unconsolidated joint venture	116,093	115,360
Acquired real estate leases, net	231,621	243,521
Cash and cash equivalents	128,394	112,341
Restricted cash and cash equivalents	108,083	133,382
Rents receivable, including straight line rents of $97,798 and $94,309, respectively	116,170	119,170
Other assets, net	85,404	67,803
Total assets	$5,527,569	$5,563,675

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,307,999	$4,305,941
Accounts payable and other liabilities	73,923	72,455
Assumed real estate lease obligations, net	17,608	18,534
Due to related persons	5,539	4,966
Total liabilities	4,405,069	4,401,896

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,831,530 and 65,843,387 shares issued and outstanding, respectively	658	658
Additional paid in capital	1,016,067	1,015,777
Cumulative net (deficit) income	(14,207)	9,196
Cumulative other comprehensive income	7,213	10,171
Cumulative common distributions	(366,506)	(365,848)
Total equity attributable to common shareholders	643,225	669,954
Noncontrolling interest	479,275	491,825
Total equity	1,122,500	1,161,779
Total liabilities and equity	$5,527,569	$5,563,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Rental income	$112,235	$110,258

Expenses:
Real estate taxes	15,861	16,467
Other operating expenses	10,322	9,318
Depreciation and amortization	43,577	45,457
General and administrative	7,689	7,907
Total expenses	77,449	79,149

Interest and other income	2,852	1,146
Interest expense	(73,230)	(70,771)
Loss on sale of real estate	—	(974)
Loss before income taxes and equity in earnings of unconsolidated joint venture	(35,592)	(39,490)
Income tax expense	(33)	(17)
Equity in earnings of unconsolidated joint venture	1,723	3,961
Net loss	(33,902)	(35,546)
Net loss attributable to noncontrolling interest	10,499	10,737
Net loss attributable to common shareholders	(23,403)	(24,809)

Other comprehensive income:
Unrealized loss on derivatives	(4,846)	(8,778)
Less: unrealized loss on derivatives attributable to noncontrolling interest	1,888	1,760
Other comprehensive loss attributable to common shareholders	(2,958)	(7,018)
Comprehensive loss attributable to common shareholders	$(26,361)	$(31,827)

Weighted average common shares outstanding (basic and diluted)	65,556	65,309

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.36)	$(0.38)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net (Deficit)	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(23,403)	—	—	(23,403)	(10,499)	(33,902)
Share grants, repurchases and forfeitures	(11,857)	—	290	—	—	—	290	—	290
Distributions to common shareholders	—	—	—	—	—	(658)	(658)	—	(658)
Other comprehensive loss	—	—	—	—	(2,958)	—	(2,958)	(1,888)	(4,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at March 31, 2024	65,831,530	$658	$1,016,067	$(14,207)	$7,213	$(366,506)	$643,225	$479,275	$1,122,500

Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(24,809)	—	—	(24,809)	(10,737)	(35,546)
Share grants, repurchases and forfeitures	(2,176)	—	384	—	—	—	384	—	384
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive loss	—	—	—	—	(7,018)	—	(7,018)	(1,760)	(8,778)
Balance at March 31, 2023	65,565,969	$656	$1,014,585	$92,376	$14,885	$(363,877)	$758,625	$527,550	$1,286,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,902)	$(35,546)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	31,540	31,224
Net amortization of debt issuance costs, premiums and discounts	6,654	6,713
Amortization of acquired real estate leases and assumed real estate lease obligations	10,974	13,414
Amortization of deferred leasing costs	705	559
Straight line rental income	(3,489)	(3,762)
Loss on sale of real estate	—	974
Proceeds from settlement of derivatives	(16,537)	(12,976)
General and administrative expenses paid in common shares	339	387
Other non-cash expenses	7,210	6,145
Distributions of earnings from unconsolidated joint venture	990	990
Equity in earnings of unconsolidated joint venture	(1,723)	(3,961)
Change in assets and liabilities:
Rents receivable	6,489	(242)
Other assets	(3,972)	(7,449)
Accounts payable and other liabilities	2,138	3,747
Due to related persons	573	950
Net cash provided by operating activities	7,989	1,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(2,132)	(3,784)
Purchase of interest rate cap	(26,175)	—
Proceeds from settlement of derivatives	16,537	12,976
Proceeds from sale of real estate	—	243
Net cash (used in) provided by investing activities	(11,770)	9,435

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(4,466)	(5,530)
Payment of debt issuance costs	(129)	(34)
Distributions to common shareholders	(658)	(656)
Repurchase of common shares	(49)	(3)
Distributions to noncontrolling interest	(163)	—
Net cash used in financing activities	(5,465)	(6,223)

(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(9,246)	4,379
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	245,723	140,780
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$236,477	$145,159

SUPPLEMENTAL DISCLOSURES:
Interest paid	$59,621	$68,600
Cash received for income tax refund	$80	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$348	$2,092

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2024	2023
Cash and cash equivalents	$128,394	$61,250
Restricted cash and cash equivalents (1)	108,083	83,909
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$236,477	$145,159

(1)Restricted cash and cash equivalents consists of amounts escrowed for capital expenditures at certain of our mortgaged properties and cash held for the operations of our consolidated joint venture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company, ILPT, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and related intangibles.
Note 2. Recent Accounting Pronouncements
New Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU 2023-07 will have on our condensed consolidated financial statements.
Note 3. Real Estate Investments
As of March 31, 2024, our portfolio was comprised of 411 properties containing approximately 59,893,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,164,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties. As of March 31, 2024, we also owned a 22% equity interest in an unconsolidated joint venture.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.
We incurred capital expenditures at certain of our properties of $3,373, and $4,931, during the three months ended March 31, 2024 and 2023, respectively. Capital expenditures include leasing costs of $2,127 and $1,562 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we committed $3,471 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 1,981,000 rentable square feet. Committed, but unspent, tenant related obligations based on existing leases as of March 31, 2024 were $5,981, all of which is expected to be spent during the next 12 months.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Consolidated Joint Venture
We own a 61% equity interest in Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, which owns 94 properties in 27 states totaling approximately 20,981,000 rentable square feet. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized net loss attributable to noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 of $10,514 and $10,728, respectively. As of March 31, 2024, our consolidated joint venture had total assets of $2,991,343 and total liabilities of $1,771,327.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining 67% tenancy in common interest in this property. We recognized net income (loss) attributable to noncontrolling interest in our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 of $15 and ($9), respectively. During the three months ended March 31, 2024, the tenancy in common made cash distributions of $163 to the unrelated third party investor. As of March 31, 2024, the tenancy in common had total assets of $10,877 and total liabilities of $60.
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
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $21,175 and $21,099 for the three months ended March 31, 2024 and 2023, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under, or renew, the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease that we assumed in an acquisition. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $4,534 and $4,621, respectively, as of March 31, 2024, and $4,646 and $4,730, respectively, as of December 31, 2023. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
For the three months ended March 31, 2024 and 2023, our Hawaii Properties represented 28.0% and 27.4%, respectively, of our rental income.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Tenant Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Subsidiaries of FedEx Corporation, or FedEx, and subsidiaries of Amazon.com Services, Inc., or Amazon, represented 28.9% and 6.7% of our annualized rental revenues as of March 31, 2024, respectively, and 30.1% and 6.9% as of March 31, 2023, respectively.
Note 5. Indebtedness
Our outstanding indebtedness as of March 31, 2024 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,036,749
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,619
ILPT	17	700,000	4.42%	Fixed	03/09/2032	501,338
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,843,036
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	181,935
Mountain JV	1	11,045	3.67%	Fixed	05/01/2031	28,769
Mountain JV	1	12,601	4.14%	Fixed	07/01/2032	43,193
Mountain JV	1	28,026	4.02%	Fixed	10/01/2033	84,206
Mountain JV	1	39,198	4.13%	Fixed	11/01/2033	129,302
Mountain JV	1	23,989	3.10%	Fixed	06/01/2035	46,063
Mountain JV	1	38,730	2.95%	Fixed	01/01/2036	98,411
Mountain JV	1	43,269	4.27%	Fixed	11/01/2037	109,573
Mountain JV	1	48,620	3.25%	Fixed	01/01/2038	112,694
Total/weighted average		4,321,478	5.35%			$4,705,888
Unamortized debt issuance costs		(13,479)
Total indebtedness, net		$4,307,999
(1)Interest rates reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our outstanding indebtedness as of December 31, 2023 is summarized below:

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
Our $1,235,000 loan, or the ILPT Floating Rate Loan, which is secured by 104 of our properties, matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. The weighted average interest rate under the ILPT Floating Rate Loan was 6.18%, including the impact of our interest rate cap on SOFR of 2.25%, as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
Our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, was scheduled to mature in March 2024, subject to three, one year extension options, and required that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, our consolidated joint venture exercised the first of its three, one year options to extend the maturity date of this loan. As part of the extension, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. As of March 31, 2024 and December 31, 2023, the interest rate under the Mountain Floating Rate Loan was 5.81% and 6.17%, respectively. The weighted average interest rate under the Mountain Floating Rate Loan was 6.09% and 6.17% for the three months ended March 31, 2024 and 2023, respectively, including the impact of our interest rate caps. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Mountain Floating Rate Loan at par with no premium, and to prepay the balance of the Mountain Floating Rate Loan at any time, subject to a premium.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. See Note 10 for further information regarding our interest rate caps.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The required principal payments due during the next five years and thereafter under all our outstanding debt as of March 31, 2024 are as follows:

Principal
Payment
2024	$1,248,648
2025	1,418,794
2026	19,495
2027	20,229
2028	20,989
Thereafter	1,593,323
$4,321,478
Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgages and notes payable, accounts payable and interest rate caps. As of March 31, 2024 and December 31, 2023, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable. Our fixed rate mortgage notes payable had an aggregate carrying value of $1,678,351 and $1,682,501 as of March 31, 2024 and December 31, 2023, respectively, and a fair value of $1,531,780 and $1,553,863 as of March 31, 2024 and December 31, 2023, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring basis at fair value as of March 31, 2024 and December 31, 2023, categorized by the level of inputs as defined in the fair value hierarchy under ASC 820, Fair Value Measurement, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2024
Investment in unconsolidated joint venture	$116,093	$—	$—	$116,093
Interest rate caps	$44,700	$—	$44,700	$—

As of December 31, 2023
Investment in unconsolidated joint venture	$115,360	$—	$—	$115,360
Interest rate caps	$30,576	$—	$30,576	$—
The fair value of our investment in the unconsolidated joint venture is determined by applying our ownership percentage to the net asset value of the entity. The net asset value of the unconsolidated joint venture is determined by using similar estimation techniques as those used for consolidated real estate properties, including discounting expected future cash flows of the underlying real estate investments based on prevailing market rents over a holding period and including an exit capitalization rate to determine the final year of cash flows.
The fair values of our interest rate cap derivatives are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are Level 3 significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of March 31, 2024
Investment in unconsolidated joint venture	Discounted cash flow	5.75% - 8.00%	5.25% - 6.50%	10 - 12 years

As of December 31, 2023
Investment in unconsolidated joint venture	Discounted cash flow	5.75% - 8.00%	5.25% - 6.50%	9 - 12 years

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$115,360	$124,358
Equity in earnings of unconsolidated joint venture	1,723	3,961
Distributions from unconsolidated joint venture	(990)	(990)
Ending balance	$116,093	$127,329
Note 7. Shareholders’ Equity
Common Share Purchases
During the three months ended March 31, 2024, we purchased an aggregate of 11,857 of our common shares, valued at a weighted average price of $4.12 per common share, from certain former employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on The Nasdaq Stock Market LLC, or Nasdaq, on the applicable purchase dates.
Distributions
During the three months ended March 31, 2024, we declared and paid a regular quarterly distribution to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$658
On April 11, 2024, we declared a regular quarterly distribution to common shareholders of record on April 22, 2024 of $0.01 per share, or approximately $658. We expect to pay this distribution to our shareholders on or about May 16, 2024 using cash on hand.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Pursuant to our business management agreement with RMR, we recognized business management fees of $5,830 and $5,726 for the three months ended March 31, 2024 and 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2024 and 2023, no incentive fees are included in the business management fees we recognized for the three months ended March 31, 2024 or 2023. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2024, and will be payable in January 2025. We did not incur any incentive fee payable to RMR for the year ended December 31, 2023. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,403 and $3,452 for the three months ended March 31, 2024 and 2023, respectively. Of these amounts, for the three months ended March 31, 2024 and 2023, $3,330 and $3,319, respectively, were included in other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $73 and $133, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,687 and $1,841 for these expenses and costs for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Note 9. Related Person Transactions

We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Yael Duffy, our President and Chief Operating Officer, is also the president and chief operating officer of Office Properties Income Trust, one of the public companies managed by RMR. Other officers of RMR, including Mr. Jordan, serve as managing trustees or officers of certain of these public companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Joint Ventures. We have two separate joint venture arrangements. RMR provides management services to each of these joint ventures. See Note 3 for further information regarding our joint ventures.
As of March 31, 2024 and December 31, 2023, we owed $652 and $680, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheets.
For further information about these and other such relationships and certain other related person transactions, see our 2023 Annual Report.

Note 10. Derivatives and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is our interest rate risk. We have interest rate cap agreements to manage our interest rate risk exposure on each of the ILPT Floating Rate Loan and the Mountain Floating Rate Loan, both with interest payable at a rate equal to SOFR plus a premium. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate caps are related to and the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as of March 31, 2024 and December 31, 2023:

Balance Sheet	Underlying	Current	Strike	Notional	Fair Value at
Line Item	Instrument	Maturity	Rate	Amount	March 31, 2024	December 31, 2023
Other assets	Mountain Floating Rate Loan	03/15/2024	3.40%	$1,400,000	$—	$5,516
Other assets	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	25,345	—
Other assets	ILPT Floating Rate Loan	10/15/2024	2.25%	$1,235,000	19,355	25,060
					$44,700	$30,576
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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income for the periods shown:

	Three Months Ended March 31,
	2024	2023
Unrealized gain (loss) on derivatives recognized in cumulative other comprehensive income	$4,674	$(3,776)
Realized gain on derivatives reclassified from cumulative other comprehensive income into interest expense	(9,520)	(5,002)
Unrealized loss on derivatives recognized in cumulative other comprehensive income	$(4,846)	$(8,778)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
OVERVIEW (dollars in thousands, except per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2024, our portfolio was comprised of 411 properties containing approximately 59,893,000 rentable square feet located in 39 states with 99.0% occupancy leased to 301 different tenants. As of March 31, 2024, we also owned a 22% equity interest in the unconsolidated joint venture.
Our portfolio as of March 31, 2024 is summarized below (square feet in thousands):

						Weighted
						Average
		Number of		Rentable		Remaining
	Ownership	Properties	States	Square Feet	Occupancy	Lease Term (1)
Hawaii Properties	100%	226	Hawaii	16,729	99.0%	13.1
Consolidated joint venture properties	61%	94	27 States	20,981	99.2%	6.9
Wholly owned Mainland Properties	100%	90	34 States	22,119	98.9%	5.0
Other	67%	1	New Jersey	64	100.0%	4.2
Total/weighted average		411		59,893	99.0%	8.0
(1)Based on annualized rental revenues as of March 31, 2024.
During the three months ended March 31, 2024, our rental income and net operating income, or NOI, increased compared to the 2023 period primarily due to leasing activity and rent resets at our properties. Long-term e-commerce trends and supply chain resiliency have resulted in high occupancy and increases in rents. We believe customer service expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, inflationary pressures and high interest rates in the United States and globally, and global geopolitical hostilities and tensions, have given rise to economic uncertainty and have caused disruptions in the financial markets. These conditions have increased our cost of capital and negatively impacted our ability to reduce our leverage. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Property Operations
Occupancy data for our properties as of March 31, 2024 and 2023 were as follows:

	All Properties		Comparable Properties
	as of March 31,		as of March 31, (1)
	2024	2023	2024	2023
Total properties	411	413	411	411
Total rentable square feet (in thousands) (2)	59,893	59,983	59,893	59,951
Percent leased (3)	99.0%	98.7%	99.0%	98.7%
(1)Consists of properties that we owned continuously since January 1, 2023.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Leased square feet is pursuant to existing leases as of March 31, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.

The average effective rental rates per square foot represents total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three months ended March 31, 2024 and 2023, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended March 31,
	2024	2023
All properties	$7.58	$7.46
Comparable properties (1)	$7.58	$7.46
(1)Consists of properties that we owned continuously since January 1, 2023.
During the three months ended March 31, 2024, we entered into new and renewal leases as summarized in the following table:

	Three Months Ended March 31, 2024
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	90	1,785	1,875
Weighted average rental rate change (by rentable square feet)	48.1%	38.5%	39.4%
Weighted average lease term by square feet (years)	19.4	5.6	6.2
Total leasing costs and concession commitments (1)	$717	$2,754	$3,471
Total leasing costs and concession commitments per square foot (1)	$7.96	$1.54	$1.85
Total leasing costs and concession commitments per square foot per year (1)	$0.41	$0.28	$0.30
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the three months ended March 31, 2024, we completed rent resets for approximately 106,000 square feet of land at our Hawaii Properties at rental rates that were approximately 27.5% higher than prior rental rates.
As of March 31, 2024, our remaining lease expirations by year were as follows (square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Period/Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
2024	32	4,017	6.8%	6.8%	$20,420	4.6%	4.6%
2025	34	4,355	7.3%	14.1%	26,598	6.0%	10.6%
2026	32	4,174	7.0%	21.1%	29,664	6.7%	17.3%
2027	38	8,738	14.7%	35.8%	53,275	12.1%	29.4%
2028	41	6,066	10.2%	46.0%	45,274	10.3%	39.7%
Thereafter	213	31,963	54.0%	100.0%	265,595	60.3%	100.0%
Total	390	59,313	100.0%		$440,826	100.0%

Weighted average remaining lease term (in years)		7.0			8.0
(1)Leased square feet is pursuant to existing leases as of March 31, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
(2)Annualized rental revenues are as of March 31, 2024.
As of March 31, 2024, subsidiaries of FedEx and Amazon leased 21.7% and 7.7% of our total leased square feet, respectively, and represented 28.9% and 6.7% of our total annualized rental revenues, respectively.

Mainland Properties. As of March 31, 2024, occupancy at our Mainland Properties was 99.0% and represented 72.0% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. A majority of the leases at our Mainland Properties include periodic set dollar amount or percentage increases that increase the cash rent payable to us. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of March 31, 2024, occupancy at our Hawaii Properties was 99.0% and represented 28.0% of our annualized rental revenues. As of March 31, 2024, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every 10 years. Revenues from our Hawaii Properties have generally increased as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for future rent growth as a result of periodic rent resets, lease extensions and new leasing.
The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of March 31, 2024:

Annualized
Rental Revenues
Scheduled to Reset
2024	$—
2025	1,002
2026	1,315
2027	795
2028	—
Thereafter	19,338
Total	$22,450
As of March 31, 2024, $24,430, or 5.5%, of our annualized rental revenues are included in leases scheduled to expire by March 31, 2025 and 1.0% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 (dollars and share amounts in thousands, except per share data)

	Comparable				Non-Comparable
	Properties Results				Properties Results			Consolidated Results
	Three Months Ended March 31, (1)				Three Months Ended March 31, (2)			Three Months Ended March 31,
			$	%			$			$	%
	2024	2023	Change	Change	2024	2023	Change	2024	2023	Change	Change

Rental income	$112,235	$110,195	$2,040	1.9%	$—	$63	$(63)	$112,235	$110,258	$1,977	1.8%

Operating expenses:
Real estate taxes	15,860	16,461	(601)	(3.7%)	1	6	(5)	15,861	16,467	(606)	(3.7%)
Other operating expenses	10,290	9,307	983	10.6%	32	11	21	10,322	9,318	1,004	10.8%
Total operating expenses	26,150	25,768	382	1.5%	33	17	16	26,183	25,785	398	1.5%

Net operating income (3)	$86,085	$84,427	$1,658	2.0%	$(33)	$46	$(79)	86,052	84,473	1,579	1.9%

Other expenses:
Depreciation and amortization								43,577	45,457	(1,880)	(4.1)%
General and administrative								7,689	7,907	(218)	(2.8)%
Total other expenses								51,266	53,364	(2,098)	(3.9)%
Interest and other income								2,852	1,146	1,706	148.9%
Interest expense								(73,230)	(70,771)	(2,459)	3.5%
Loss on sale of real estate								—	(974)	974	(100.0)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(35,592)	(39,490)	3,898	(9.9)%
Income tax expense								(33)	(17)	(16)	94.1%
Equity in earnings of unconsolidated joint venture								1,723	3,961	(2,238)	(56.5)%
Net loss								(33,902)	(35,546)	1,644	(4.6)%
Net loss attributable to noncontrolling interest								10,499	10,737	(238)	(2.2)%
Net loss attributable to common shareholders								$(23,403)	$(24,809)	$1,406	(5.7)%

Weighted average common shares outstanding (basic and diluted)								65,556	65,309	247	0.4%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.36)	$(0.38)	$0.02	(5.3)%
(1)Consists of properties that we owned continuously since January 1, 2023.
(2)Consists of two properties we disposed of during the period from January 1, 2023 to March 31, 2024.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures."
References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Rental income. Rental income increased primarily due to increases from our leasing activity and rent resets.
Real estate taxes. Real estate taxes decreased primarily due to lower assessed values as a result of successful real estate tax appeals.
Other operating expenses. Other operating expenses increased primarily due to increases in insurance and repairs and maintenance costs and snow removal expenses at certain of our properties.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects certain leasing related assets becoming fully amortized and our disposition related activities after April 1, 2023, partially offset by an increase in depreciation of improvements made to certain of our properties after April 1, 2023.
General and administrative. The decrease in general and administrative expenses is primarily due to decreases in accounting fees and leasing costs, partially offset by an increase in other professional fees in the 2024 period.
Interest and other income. The increase in interest and other income is primarily due to higher interest rates and average cash balances during the 2024 period as compared to the 2023 period.
Interest expense. The increase in interest expense is primarily due to refinancing activities from our consolidated joint venture in May 2023, resulting in higher debt balances and interest rate and costs related to the purchase of an interest rate cap during the 2024 period.
Loss on sale of real estate. During the 2023 period, we recognized a loss on sale of real estate of $974 as a result of the sale of a portion of a land parcel in Everett, Washington.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture is the change in the fair value of our investment in the unconsolidated joint venture.
Non-GAAP Financial Measures (dollars in thousands, except per share data)

We present certain “non-GAAP financial measures” within the meaning of the applicable Securities and Exchange Commission, or SEC, rules, including NOI, funds from operations, or FFO, attributable to common shareholders and normalized funds from operations, or Normalized FFO, attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net loss or net loss attributable to common shareholders, as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net loss and net loss attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net loss and net loss attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Net Operating Income
We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. The calculation of NOI excludes certain components of net loss in order to provide results that are more closely related to our property level results of operations. NOI excludes depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.

The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(33,902)	$(35,546)
Equity in earnings of unconsolidated joint venture	(1,723)	(3,961)
Income tax expense	33	17
Loss before income taxes and equity in earnings of unconsolidated joint venture	(35,592)	(39,490)
Loss on sale of real estate	—	974
Interest expense	73,230	70,771
Interest and other income	(2,852)	(1,146)
General and administrative	7,689	7,907
Depreciation and amortization	43,577	45,457
NOI	$86,052	$84,473

NOI:
Hawaii Properties	$23,433	$22,122
Mainland Properties	62,619	62,351
NOI	$86,052	$84,473
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and equity in earnings of unconsolidated joint venture; (2) plus real estate depreciation and amortization of our properties and our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interest; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain non-recurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any.
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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common shareholders	$(23,403)	$(24,809)
Equity in earnings of unconsolidated joint venture	(1,723)	(3,961)
Loss on sale of real estate	—	974
Depreciation and amortization	43,577	45,457
Share of FFO from unconsolidated joint venture	1,459	1,468
FFO adjustments attributable to noncontrolling interest	(10,460)	(11,213)
FFO and Normalized FFO attributable to common shareholders	$9,450	$7,916

Weighted average common shares outstanding (basic and diluted)	65,556	65,309

Per common share data (basic and diluted):
FFO and Normalized FFO attributable to common shareholders	$0.14	$0.12
LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollars in thousands)
Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of March 31, 2024, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 76.6% of our annualized rental revenues and only 5.5% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$245,723	$140,780
Net cash provided by (used in):
Operating activities	7,989	1,167
Investing activities	(11,770)	9,435
Financing activities	(5,465)	(6,223)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$236,477	$145,159

The increase in net cash provided by operating activities for the three months ended March 31, 2024 compared to the 2023 period is primarily due to higher cash flows from our properties and favorable changes in working capital in the 2024 period. The change in net cash used in investing activities for the 2024 period compared to net cash provided by investing activities for the 2023 period is primarily due to costs associated with the purchase of an interest rate cap for $26,175 in the 2024 period. The decrease in net cash used in financing activities was primarily due to a decrease in principal repayments on our amortizing loans.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
As of March 31, 2024, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $128,394. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.
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
Real Estate Activities
During the three months ended March 31, 2024 and 2023, amounts capitalized for tenant improvements and leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended March 31,
	2024	2023
Tenant improvements and leasing costs (1)	$2,571	$2,040
Building improvements (2)	802	370
Development, redevelopment and other activities (3)	—	2,521
	$3,373	$4,931
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
As of March 31, 2024, we had estimated unspent leasing related obligations of $5,981, all of which is expected to be spent during the next 12 months.
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture, which owns 94 properties in 27 states totaling approximately 20,981,000 rentable square feet. We control our consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis. We recognized net loss attributable to noncontrolling interest of our consolidated joint venture in our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 of $10,514 and $10,728, respectively. As of March 31, 2024, our consolidated joint venture had total assets of $2,991,343 and total liabilities of $1,771,327.

Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture under the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of the unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). The unconsolidated joint venture made aggregate cash distributions to us of $990 during the three months ended March 31, 2024 and 2023, respectively.
For further information regarding these joint ventures, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Indebtedness
The ILPT Floating Rate Loan, which is secured by 104 of our properties, matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The weighted average interest rate under the ILPT Floating Rate Loan was 6.18%, including the impact of our interest rate cap on SOFR of 2.25%, as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
The Mountain Floating Rate Loan was scheduled to mature in March 2024, subject to three, one year extension options, and required that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, our consolidated joint venture exercised the first of its three, one year options to extend the maturity date of this loan. As part of the extension, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. As of March 31, 2024 and December 31, 2023, the interest rate under the Mountain Floating Rate Loan was 5.81% and 6.17%, respectively. The weighted average interest rate under the Mountain Floating Rate Loan was 6.09% and 6.17% for the three months ended March 31, 2024 and 2023, respectively, including the impact of our interest rate caps. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Mountain Floating Rate Loan at par with no premium, and to prepay the balance of the Mountain Floating Rate Loan at any time, subject to a premium.
The one year options to extend the ILPT Floating Rate Loan and the Mountain Floating Rate Loan require, among other things, that we obtain a replacement interest rate cap, as defined in the applicable agreement.
As of March 31, 2024, we had an aggregate principal amount of $4,321,478 of indebtedness, including the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, the $700,000 mortgage loan and the $650,000 mortgage loan, scheduled to mature between 2024 and 2038.
The agreements and related documents governing the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2024, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the three months ended March 31, 2024, we paid quarterly cash distributions to our shareholders totaling $658 using cash on hand.
On April 11, 2024, we declared a regular quarterly distribution to common shareholders of record on April 22, 2024 of $0.01 per share, or approximately $658. We expect to pay this distribution to our shareholders on or about May 16, 2024 using cash on hand.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2023 Annual Report, our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2023 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2023 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2023.
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
Floating Rate Debt
As of March 31, 2024, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest	Current	Payments
Debt	Balance	Rate (1)	Expense	Maturity	Due
ILPT Floating Rate Loan	$1,235,000	6.18%	$77,383	10/09/2024	Monthly
Mountain Floating Rate Loan	1,400,000	5.81%	82,470	03/09/2025	Monthly
Total/weighted average	$2,635,000	5.98%	$159,853
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate caps.

The ILPT Floating Rate Loan is subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Mountain Floating Rate Loan is subject to two, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.04% for the Mountain Floating Rate Loan.

In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2024, including the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Weighted Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At March 31, 2024	5.98%	$2,635,000	$159,853	$(2.44)
One percentage point increase (2)	5.98%	$2,635,000	$159,853	$(2.44)
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2024.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of our interest rate caps. Excluding the impact of our interest rate caps, a one percentage point increase in interest rates would result in a weighted average interest rate of 6.98%, a total interest expense per year of $186,568 and an annual earnings per share impact of $(2.85) for our floating rate debt.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate caps. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time.
Fixed Rate Debt
There have been no material changes to market interest rate risks associated with our fixed rate debt during the three months ended March 31, 2024. For a discussion of market interest rate risks associated with our fixed rate debt, see “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2023 Annual Report.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our Hawaii Properties,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to purchase cost effective interest rate caps,
•Non-performance by the counterparties to our interest rate caps,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity,
•Demand for industrial and logistics properties,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization,
•Our ability to maintain high occupancy at our properties,
•Our tenant and geographic concentrations,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices we target,
•Our ability to complete sales without delay, or at all, at existing agreement terms,

•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expected capital expenditures and leasing costs, as well as risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits, our ability to lease space at these properties at targeted returns and volatility in the commercial real estate markets,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, to enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire properties that realize our targeted returns,
•The ability of our manager, RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

PART II. Other Information

Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2024:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 1, 2024 - January 31, 2024	1,048	$4.74	—	$—
March 1, 2024 - March 31, 2024	10,809	4.06	—	—
Total	11,857	$4.12	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

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
Dated: April 30, 2024

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 30, 2024