Form 10-Q
period 2024-06-30
Industrial Logistics Properties Trust
filed 2024-07-30
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 26, 2024: 65,982,514.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
June 30, 2024

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Real estate properties:
Land	$1,113,714	$1,113,723
Buildings and improvements	4,059,694	4,055,829
Total real estate properties, gross	5,173,408	5,169,552
Accumulated depreciation	(460,526)	(397,454)
Total real estate properties, net	4,712,882	4,772,098
Investment in unconsolidated joint venture	117,451	115,360
Acquired real estate leases, net	219,975	243,521
Cash and cash equivalents	146,150	112,341
Restricted cash and cash equivalents	112,419	133,382
Rents receivable, including straight line rents of $100,750 and $94,309, respectively	118,173	119,170
Other assets, net	62,772	67,803
Total assets	$5,489,822	$5,563,675

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,306,586	$4,305,941
Accounts payable and other liabilities	74,021	72,455
Assumed real estate lease obligations, net	16,692	18,534
Due to related persons	4,756	4,966
Total liabilities	4,402,055	4,401,896

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 65,992,509 and 65,843,387 shares issued and outstanding, respectively	660	658
Additional paid in capital	1,016,980	1,015,777
Cumulative net (deficit) income	(37,382)	9,196
Cumulative other comprehensive income	5,235	10,171
Cumulative common distributions	(367,165)	(365,848)
Total equity attributable to common shareholders	618,328	669,954
Noncontrolling interest	469,439	491,825
Total equity	1,087,767	1,161,779
Total liabilities and equity	$5,489,822	$5,563,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Rental income	$110,621	$108,043	$222,856	$218,301

Expenses:
Real estate taxes	15,149	15,100	31,010	31,567
Other operating expenses	9,207	8,519	19,529	17,837
Depreciation and amortization	43,421	44,909	86,998	90,366
General and administrative	7,939	8,131	15,628	16,038
Loss on impairment of real estate	—	254	—	254
Total expenses	75,716	76,913	153,165	156,062

Interest income	2,935	1,797	5,787	2,943
Interest expense	(73,631)	(71,846)	(146,861)	(142,617)
Loss on sale of real estate	—	—	—	(974)
Loss on early extinguishment of debt	—	(359)	—	(359)
Loss before income taxes and equity in earnings of unconsolidated joint venture	(35,791)	(39,278)	(71,383)	(78,768)
Income tax expense	(36)	(45)	(69)	(62)
Equity in earnings of unconsolidated joint venture	2,348	2,743	4,071	6,704
Net loss	(33,479)	(36,580)	(67,381)	(72,126)
Net loss attributable to noncontrolling interest	10,304	10,752	20,803	21,489
Net loss attributable to common shareholders	(23,175)	(25,828)	(46,578)	(50,637)

Other comprehensive income:
Unrealized (loss) gain on derivatives	(1,510)	12,021	(6,356)	3,243
Less: unrealized (gain) loss on derivatives attributable to noncontrolling interest	(468)	(419)	1,420	1,341
Other comprehensive (loss) income attributable to common shareholders	(1,978)	11,602	(4,936)	4,584
Comprehensive loss attributable to common shareholders	$(25,153)	$(14,226)	$(51,514)	$(46,053)

Weighted average common shares outstanding (basic and diluted)	65,626	65,369	65,591	65,339

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.35)	$(0.40)	$(0.71)	$(0.77)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net (Deficit)	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	Income	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(23,403)	—	—	(23,403)	(10,499)	(33,902)
Share grants, repurchases and forfeitures	(11,857)	—	290	—	—	—	290	—	290
Distributions to common shareholders	—	—	—	—	—	(658)	(658)	—	(658)
Other comprehensive loss	—	—	—	—	(2,958)	—	(2,958)	(1,888)	(4,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at March 31, 2024	65,831,530	658	1,016,067	(14,207)	7,213	(366,506)	643,225	479,275	1,122,500
Net loss	—	—	—	(23,175)	—	—	(23,175)	(10,304)	(33,479)
Share grants, repurchases and forfeitures	160,979	2	913	—	—	—	915	—	915
Distributions to common shareholders	—	—	—	—	—	(659)	(659)	—	(659)
Other comprehensive (loss) income	—	—	—	—	(1,978)	—	(1,978)	468	(1,510)
Balance at June 30, 2024	65,992,509	$660	$1,016,980	$(37,382)	$5,235	$(367,165)	$618,328	$469,439	$1,087,767

Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(24,809)	—	—	(24,809)	(10,737)	(35,546)
Share grants, repurchases and forfeitures	(2,176)	—	384	—	—	—	384	—	384
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive loss	—	—	—	—	(7,018)	—	(7,018)	(1,760)	(8,778)
Balance at March 31, 2023	65,565,969	656	1,014,585	92,376	14,885	(363,877)	758,625	527,550	1,286,175
Net loss	—	—	—	(25,828)	—	—	(25,828)	(10,752)	(36,580)
Share grants, repurchases and forfeitures	131,990	1	553	—	—	—	554	—	554
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive income	—	—	—	—	11,602	—	11,602	419	12,021
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(225)	(225)
Balance at June 30, 2023	65,697,959	$657	$1,015,138	$66,548	$26,487	$(364,533)	$744,297	$516,992	$1,261,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,381)	$(72,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,111	62,464
Net amortization of debt issuance costs, premiums and discounts	9,748	13,434
Amortization of acquired real estate leases and assumed real estate lease obligations	21,704	26,308
Amortization of deferred leasing costs	1,458	1,101
Straight line rental income	(6,441)	(7,117)
Loss on sale of real estate	—	974
Loss on impairment of real estate	—	254
Loss on early extinguishment of debt	—	359
Proceeds from settlement of derivatives	(34,429)	(24,445)
General and administrative expenses paid in common shares	1,263	954
Other non-cash expenses	19,473	12,290
Distributions of earnings from unconsolidated joint venture	1,980	1,980
Equity in earnings of unconsolidated joint venture	(4,071)	(6,704)
Change in assets and liabilities:
Rents receivable	7,438	3,065
Other assets	3,701	(1,862)
Accounts payable and other liabilities	1,495	(627)
Due to related persons	(210)	329
Net cash provided by operating activities	18,839	10,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(3,606)	(7,301)
Purchase of interest rate cap	(26,175)	—
Proceeds from settlement of derivatives	34,429	24,445
Proceeds from sale of real estate	—	243
Net cash provided by investing activities	4,648	17,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	—	91,000
Repayment of mortgage notes payable	(8,974)	(46,607)
Payment of debt issuance costs	(129)	(1,271)
Distributions to common shareholders	(1,317)	(1,312)
Repurchase of common shares	(58)	(15)
Distributions to noncontrolling interest	(163)	(225)
Net cash (used in) provided by financing activities	(10,641)	41,570

Increase in cash and cash equivalents and restricted cash and cash equivalents	12,846	69,588
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	245,723	140,780
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$258,569	$210,368

SUPPLEMENTAL DISCLOSURES:
Interest paid	$118,509	$142,095
Income taxes received (paid)	$80	$(545)

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$1,509	$4,950

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2024	2023
Cash and cash equivalents	$146,150	$71,695
Restricted cash and cash equivalents (1)	112,419	138,673
Total cash and cash equivalents and restricted cash	$258,569	$210,368

(1)Restricted cash and cash equivalents consist of amounts escrowed at certain of our mortgaged properties and cash held for the operations of our consolidated joint venture.
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
Note 3. Real Estate Investments
As of June 30, 2024, our portfolio was comprised of 411 properties containing approximately 59,893,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,164,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, which included 94 properties in 27 states totaling approximately 20,981,000 rentable square feet, owned by Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, in which we own a 61% equity interest. As of June 30, 2024, we also owned a 22% equity interest in an unconsolidated joint venture.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

During the three and six months ended June 30, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tenant improvements (1)	$142	$1,221	$586	$1,699
Leasing costs (1)	184	1,277	2,311	2,839
Building improvements (2)	2,506	1,283	3,308	1,653
Development, redevelopment and other activities (3)	—	3,870	—	6,391
	$2,832	$7,651	$6,205	$12,582
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
During the six months ended June 30, 2024, we committed $4,348 for expenditures related to tenant improvements and leasing costs for leases executed during the period for approximately 2,609,000 rentable square feet. Committed, but unspent, tenant related obligations based on existing leases as of June 30, 2024 were $5,646, all of which is expected to be spent during the next 12 months.
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized net loss attributable to noncontrolling interest in our condensed consolidated financial statements for the three months ended June 30, 2024 and 2023 of $10,314 and $10,676, respectively, and $20,828 and $21,404 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, our consolidated joint venture had total assets of $2,964,265 and total liabilities of $1,769,499.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining 67% tenancy in common interest in this property. We recognized net income (loss) attributable to noncontrolling interest in our condensed consolidated financial statements for the three months ended June 30, 2024 and 2023 of $10 and $(76), respectively, and $25 and $(85) for the six months ended June 30, 2024 and 2023, respectively. The tenancy in common made cash distributions to the unrelated third party investor of $0 and $225 during the three months ended June 30, 2024 and 2023, respectively, and cash distributions of $163 and $225 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the tenancy in common had total assets of $10,786 and total liabilities of $188.
Unconsolidated Joint Venture
We own a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of the unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss).
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,067 and $18,291 for the three months ended June 30, 2024 and 2023, respectively, and $40,242 and $39,390 for the six months ended June 30, 2024 and 2023, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under, or renew, the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease that we assumed in an acquisition. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $4,421 and $4,512, respectively, as of June 30, 2024, and $4,646 and $4,730, respectively, as of December 31, 2023. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
For the three months ended June 30, 2024 and 2023, our Hawaii Properties represented 27.2% and 28.1%, respectively, of our rental income. For the six months ended June 30, 2024 and 2023, our Hawaii Properties represented 27.6% and 27.8%, respectively, of our rental income.
Tenant Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Subsidiaries of FedEx Corporation, or FedEx, and subsidiaries of Amazon.com Services, Inc., or Amazon, represented 29.0% and 6.8% of our annualized rental revenues as of June 30, 2024, respectively, and 29.6% and 6.8% as of June 30, 2023, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of June 30, 2024 and December 31, 2023 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of June 30, 2024
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,030,514
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,024
ILPT	17	700,000	4.42%	Fixed	03/09/2032	497,758
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,829,100
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	180,679
Mountain JV	1	10,706	3.67%	Fixed	05/01/2031	28,688
Mountain JV	1	12,283	4.14%	Fixed	07/01/2032	42,876
Mountain JV	1	27,423	4.02%	Fixed	10/01/2033	83,618
Mountain JV	1	38,369	4.13%	Fixed	11/01/2033	128,854
Mountain JV	1	23,542	3.10%	Fixed	06/01/2035	45,732
Mountain JV	1	38,043	2.95%	Fixed	01/01/2036	97,715
Mountain JV	1	42,683	4.27%	Fixed	11/01/2037	109,208
Mountain JV	1	47,921	3.25%	Fixed	01/01/2038	111,911
Total / weighted average		4,316,970	5.35%			$4,676,677
Unamortized debt issuance costs		(10,384)
Total indebtedness, net		$4,306,586

As of December 31, 2023
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,044,028
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,149
ILPT	17	700,000	4.42%	Fixed	03/09/2032	505,153
Mountain JV	82	1,400,000	6.17%	Floating	03/09/2024	1,857,062
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	183,264
Mountain JV	1	11,380	3.67%	Fixed	05/01/2031	28,932
Mountain JV	1	12,916	4.14%	Fixed	07/01/2032	43,510
Mountain JV	1	28,622	4.02%	Fixed	10/01/2033	84,793
Mountain JV	1	40,019	4.13%	Fixed	11/01/2033	129,749
Mountain JV	1	24,433	3.10%	Fixed	06/01/2035	46,394
Mountain JV	1	39,411	2.95%	Fixed	01/01/2036	99,108
Mountain JV	1	43,850	4.27%	Fixed	11/01/2037	110,097
Mountain JV	1	49,313	3.25%	Fixed	01/01/2038	113,477
Total / weighted average		4,325,944	5.47%			$4,735,716
Unamortized debt issuance costs		(20,003)
Total indebtedness, net		$4,305,941
(1)Interest rates reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our $1,235,000 loan, or the ILPT Floating Rate Loan, which is secured by 104 of our properties, matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. The weighted average interest rate under the ILPT Floating Rate Loan was 6.18%, including the impact of our interest rate cap on SOFR of 2.25%, as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium. As of July 30, 2024, we intend to exercise the first of our three, one year options to extend the maturity date of this loan.
Our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, matures in March 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, in connection with the exercise of its option to extend the maturity date of this loan to March 2025, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. As of June 30, 2024 and December 31, 2023, the interest rate under the Mountain Floating Rate Loan was 5.81% and 6.17%, respectively. The weighted average interest rate under the Mountain Floating Rate Loan was 5.81% and 5.95% for the three and six months ended June 30, 2024, respectively, including the impact of our interest rate caps. The weighted average annual interest rate under the Mountain Floating Rate Loan was 6.17% for both the three and six months ended June 30, 2023, including the impact of our interest rate caps. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Mountain Floating Rate Loan at par with no premium, and to prepay the balance of the Mountain Floating Rate Loan at any time, subject to a premium.

In May 2023, our consolidated joint venture obtained a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.25%. A portion of the net proceeds from this mortgage loan was used to repay four then outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 and a weighted average interest rate of 3.70%. We recognized a loss on early extinguishment of debt of $359 in conjunction with the repayment of these mortgage loans.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. See Note 10 for further information regarding our interest rate caps.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of June 30, 2024 are as follows:

Principal
Payment
2024	$1,244,140
2025	1,418,794
2026	19,495
2027	20,229
2028	20,989
Thereafter	1,593,323
$4,316,970
Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgages and notes payable, accounts payable and interest rate caps. As of June 30, 2024 and December 31, 2023, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable. Our fixed rate mortgage notes payable had an aggregate carrying value of $1,674,158 and $1,682,501 as of June 30, 2024 and December 31, 2023, respectively, and a fair value of $1,525,930 and $1,553,863 as of June 30, 2024 and December 31, 2023, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below presents certain of our assets measured on a recurring basis at fair value as of June 30, 2024 and December 31, 2023, categorized by the level of inputs as defined in the fair value hierarchy under ASC 820, Fair Value Measurement, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024
Investment in unconsolidated joint venture	$117,451	$—	$—	$117,451
Interest rate caps	$30,929	$—	$30,929	$—

As of December 31, 2023
Investment in unconsolidated joint venture	$115,360	$—	$—	$115,360
Interest rate caps	$30,576	$—	$30,576	$—
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
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are Level 3 significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of June 30, 2024
Investment in unconsolidated joint venture	Discounted cash flow	5.75% - 8.00%	5.25% - 6.50%	10 - 12 years

As of December 31, 2023
Investment in unconsolidated joint venture	Discounted cash flow	5.75% - 8.00%	5.25% - 6.50%	9 - 12 years

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$116,093	$127,329	$115,360	$124,358
Equity in earnings of unconsolidated joint venture	2,348	2,743	4,071	6,704
Distributions from unconsolidated joint venture	(990)	(990)	(1,980)	(1,980)
Ending balance	$117,451	$129,082	$117,451	$129,082

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 7. Shareholders’ Equity
Common Share Awards
On May 30, 2024, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 23,316 of our common shares, valued at $3.86 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.
Common Share Purchases
During the six months ended June 30, 2024, we purchased an aggregate of 14,090 of our common shares, valued at a weighted average price of $4.14 per common share, from certain former officers and employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the six months ended June 30, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$658
April 11, 2024	April 22, 2024	May 16, 2024	0.01	659
			$0.02	$1,317
On July 11, 2024, we declared a regular quarterly distribution to common shareholders of record on July 22, 2024 of $0.01 per share, or approximately $660. We expect to pay this distribution to our shareholders on or about August 15, 2024 using cash on hand.
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
Pursuant to our business management agreement with RMR, we recognized business management fees of $5,809 and $11,639 for the three and six months ended June 30, 2024, respectively, and $5,656 and $11,382 for the three and six months ended June 30, 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2024 and 2023, no incentive fees are included in the business management fees we recognized for the three or six months ended June 30, 2024 or 2023. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2024, and will be payable in January 2025. We did not incur any incentive fee payable to RMR for the year ended December 31, 2023. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,231 and $6,634 for the three and six months ended June 30, 2024, respectively, and $3,370 and $6,822 for the three and six months ended June 30, 2023, respectively. Of these amounts, for the three and six months ended June 30, 2024, $3,116 and $6,446, respectively, were included in other operating expenses in our condensed consolidated financial statements and $115 and $188, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and six months ended June 30, 2023, $3,133 and $6,452, respectively, were included in other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $237 and $370, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,647 and $3,334 for these expenses and costs for the three and six months ended June 30, 2024, respectively, and $2,000 and $3,841 for the three and six months ended June 30, 2023, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Note 9. Related Person Transactions

We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Yael Duffy, our President and Chief Operating Officer, is also the president and chief operating officer of Office Properties Income Trust, one of the other public companies managed by RMR. Other officers of RMR, including Mr. Jordan, serve as managing trustees or officers of certain of these public companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. RMR provides management services to each of these joint ventures. See Note 3 for further information regarding our joint ventures.
As of June 30, 2024 and December 31, 2023, we owed $443 and $680, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheets.
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
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate caps are related to and the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as of June 30, 2024 and December 31, 2023:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	June 30, 2024	December 31, 2023
Other assets	ILPT Floating Rate Loan	10/15/2024	2.25%	$1,235,000	$10,943	$25,060
Other assets	Mountain Floating Rate Loan	03/15/2024	3.40%	$1,400,000	—	5,516
Other assets	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	19,986	—
					$30,929	$30,576
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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain on derivatives recognized in cumulative other comprehensive income	$3,926	$20,025	$8,600	$16,249
Realized gain on derivatives reclassified from cumulative other comprehensive income into interest expense	(5,436)	(8,004)	(14,956)	(13,006)
Unrealized (loss) gain on derivatives recognized in cumulative other comprehensive income	$(1,510)	$12,021	$(6,356)	$3,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
OVERVIEW (dollars in thousands, except per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2024, our portfolio was comprised of 411 properties containing approximately 59,893,000 rentable square feet located in 39 states with 95.4% occupancy leased to 300 different tenants. As of June 30, 2024, we also owned a 22% equity interest in the unconsolidated joint venture.
Our portfolio as of June 30, 2024 is summarized below (square feet in thousands):

							Weighted
							Average
	Ownership		Number of		Rentable		Remaining
	Vehicle	Ownership	Properties	States	Square Feet	Occupancy	Lease Term (1)
Mainland Properties	ILPT	100%	90	34 States	22,119	98.9%	4.8
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	86.1%	13.2
Mainland Properties	Mountain JV	61%	94	27 States	20,981	99.0%	6.6
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	4.2
Total / weighted average			411		59,893	95.4%	7.9
(1)Based on annualized rental revenues as of June 30, 2024.
During the three and six months ended June 30, 2024, our rental income and net operating income, or NOI, increased compared to the 2023 period primarily due to leasing activity and rent resets at our properties. Long-term e-commerce trends and supply chain resiliency have resulted in high occupancy and increases in rents. We believe customer service expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, inflationary pressures and high interest rates in the United States and globally, and global geopolitical hostilities and tensions, have given rise to economic uncertainty and have caused disruptions in the financial markets. These conditions have increased our cost of capital and negatively impacted our ability to reduce our leverage. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Property Operations
Occupancy data for our properties as of June 30, 2024 and 2023 were as follows:

	All Properties		Comparable Properties
	as of June 30,		as of June 30, (1)
	2024	2023	2024	2023
Total properties	411	413	411	411
Total rentable square feet (in thousands) (2)	59,893	59,983	59,893	59,951
Percent leased (3)	95.4%	99.1%	95.4%	99.1%
(1)Consists of properties that we owned continuously since April 1, 2023.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Leased square feet is pursuant to existing leases as of June 30, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.

The average effective rental rates per square foot represents total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three and six months ended June 30, 2024 and 2023, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended June 30, (1)		Six Months Ended June 30, (2)
	2024	2023	2024	2023
All properties	$7.76	$7.30	$7.67	$7.38
Comparable properties	$7.76	$7.30	$7.67	$7.38
(1)Consists of properties that we owned continuously since April 1, 2023.
(2)Consists of properties that we owned continuously since January 1, 2023.
During the three and six months ended June 30, 2024, we entered into new and renewal leases as summarized in the following table (excluding the impact of rent resets):

	Three Months Ended June 30, 2024
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	73	555	628
Weighted average rental rate change (by rentable square feet)	43.5%	11.2%	15.8%
Weighted average lease term by square feet (years)	14.6	5.8	6.8
Total leasing costs and concession commitments (1)	$587	$290	$877
Total leasing costs and concession commitments per square foot (1)	$8.03	$0.52	$1.40
Total leasing costs and concession commitments per square foot per year (1)	$0.55	$0.09	$0.21

	Six Months Ended June 30, 2024
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	163	2,340	2,503
Weighted average rental rate change (by rentable square feet)	46.0%	28.7%	30.7%
Weighted average lease term by square feet (years)	17.2	5.6	6.4
Total leasing costs and concession commitments (1)	$1,304	$3,044	$4,348
Total leasing costs and concession commitments per square foot (1)	$7.99	$1.30	$1.74
Total leasing costs and concession commitments per square foot per year (1)	$0.46	$0.23	$0.27
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the six months ended June 30, 2024, we completed rent resets for approximately 106,000 square feet of land at our Hawaii Properties at rental rates that were approximately 27.5% higher than prior rental rates. There were no rent resets during the three months ended June 30, 2024.

As of June 30, 2024, our remaining lease expirations by year were as follows (square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring (2)	Expiring (2)	Expiring (2)
2024	17	1,342	2.3%	2.3%	$13,798	3.1%	3.1%
2025	32	4,201	7.4%	9.7%	25,908	5.9%	9.0%
2026	33	4,178	7.3%	17.0%	29,781	6.8%	15.8%
2027	39	8,759	15.3%	32.3%	53,676	12.2%	28.0%
2028	42	6,156	10.8%	43.1%	45,866	10.4%	38.4%
Thereafter	224	32,473	56.9%	100.0%	269,974	61.6%	100.0%
Total	387	57,109	100.0%		$439,003	100.0%

Weighted average remaining lease term (in years)		7.1			7.9
(1)Leased square feet is pursuant to existing leases as of June 30, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
(2)Annualized rental revenues are as of June 30, 2024.
As of June 30, 2024, subsidiaries of FedEx and Amazon leased 22.4% and 7.9% of our total leased square feet, respectively, and represented 29.0% and 6.8% of our total annualized rental revenues, respectively.
Mainland Properties. As of June 30, 2024, occupancy at our Mainland Properties was 98.9% and represented 72.4% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. A majority of the leases at our Mainland Properties include periodic set dollar amount or percentage increases that increase the cash rent payable to us. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of June 30, 2024, occupancy at our Hawaii Properties was 86.1% and represented 27.6% of our annualized rental revenues. As of June 30, 2024, certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every 10 years. Revenues from our Hawaii Properties have generally increased as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for future rent growth as a result of periodic rent resets, lease extensions and new leasing.

The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of June 30, 2024:

Annualized
Rental Revenues
Scheduled to Reset
2024	$—
2025	1,002
2026	1,315
2027	795
2028	—
Thereafter	19,632
Total	$22,744
As of June 30, 2024, $22,564, or 5.1%, of our annualized rental revenues are included in leases scheduled to expire by June 30, 2025 and 4.6% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
Tenant Review Process. Our manager, RMR, conducts a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR also may use a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 (dollars and share amounts in thousands, except per share data)

	Comparable				Non-Comparable
	Properties Results				Properties Results			Consolidated Results
	Three Months Ended June 30, (1)				Three Months Ended June 30, (2)			Three Months Ended June 30,
			$	%			$			$	%
	2024	2023	Change	Change	2024	2023	Change	2024	2023	Change	Change

Rental income	$110,621	$108,001	$2,620	2.4%	$—	$42	$(42)	$110,621	$108,043	$2,578	2.4%

Operating expenses:
Real estate taxes	15,149	15,094	55	0.4%	—	6	(6)	15,149	15,100	49	0.3%
Other operating expenses	9,207	8,507	700	8.2%	—	12	(12)	9,207	8,519	688	8.1%
Total operating expenses	24,356	23,601	755	3.2%	—	18	(18)	24,356	23,619	737	3.1%

Net operating income (3)	$86,265	$84,400	$1,865	2.2%	$—	$24	$(24)	86,265	84,424	1,841	2.2%

Other expenses:
Depreciation and amortization								43,421	44,909	(1,488)	(3.3)%
General and administrative								7,939	8,131	(192)	(2.4)%
Loss on impairment of real estate								—	254	(254)	(100.0)%
Total other expenses								51,360	53,294	(1,934)	(3.6)%
Interest income								2,935	1,797	1,138	63.3%
Interest expense								(73,631)	(71,846)	(1,785)	2.5%
Loss on early extinguishment of debt								—	(359)	359	(100.0)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(35,791)	(39,278)	3,487	(8.9)%
Income tax expense								(36)	(45)	9	(20.0)%
Equity in earnings of unconsolidated joint venture								2,348	2,743	(395)	(14.4)%
Net loss								(33,479)	(36,580)	3,101	(8.5)%
Net loss attributable to noncontrolling interest								10,304	10,752	(448)	(4.2)%
Net loss attributable to common shareholders								$(23,175)	$(25,828)	$2,653	(10.3)%

Weighted average common shares outstanding (basic and diluted)								65,626	65,369	257	0.4%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.35)	$(0.40)	$0.05	(12.5)%
(1)Consists of properties that we owned continuously since April 1, 2023.
(2)Consists of two properties we disposed of during the period from April 1, 2023 to June 30, 2024.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Rental income. Rental income increased primarily due to increases from our leasing activity and rent resets.
Other operating expenses. Other operating expenses increased primarily due to increases in insurance expenses at certain of our properties.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects certain leasing related assets becoming fully amortized after July 1, 2023, partially offset by an increase in depreciation of improvements made to certain of our properties after July 1, 2023.
General and administrative. The decrease in general and administrative expenses is primarily due to decreases in legal and other professional fees and franchise taxes, partially offset by increases in our equity based compensation and in our business management fees during the 2024 period.
Loss on impairment of real estate. During the 2023 period, we recognized a loss on impairment of real estate on one property that was classified as held for sale.
Interest income. The increase in interest income is primarily due to higher interest rates and average cash balances during the 2024 period as compared to the 2023 period.
Interest expense. In March 2024, our consolidated joint venture exercised the first of its three, one year options to extend the maturity date of the Mountain Floating Rate Loan and purchased a one year interest rate cap for $26,175 and reduced the weighted average interest rate from 6.17% to 5.81%. The increase in interest expense is primarily due to increased amortization related to the cost of the interest rate cap, partially offset by decreased weighted average interest costs and amortization of debt issuance costs related to the Mountain Floating Rate Loan.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to prepayment penalties incurred upon the repayment of four mortgage notes aggregating $35,910 in the 2023 period.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023 (dollars and share amounts in thousands, except per share data)

	Comparable				Non-Comparable
	Properties Results				Properties Results			Consolidated Results
	Six Months Ended June 30, (1)				Six Months Ended June 30, (2)			Six Months Ended June 30,
			$	%			$			$	%
	2024	2023	Change	Change	2024	2023	Change	2024	2023	Change	Change

Rental income	$222,856	$218,196	$4,660	2.1%	$—	$105	$(105)	$222,856	$218,301	$4,555	2.1%

Operating expenses:
Real estate taxes	31,009	31,555	(546)	(1.7)%	1	12	(11)	31,010	31,567	(557)	(1.8)%
Other operating expenses	19,497	17,814	1,683	9.4%	32	23	9	19,529	17,837	1,692	9.5%
Total operating expenses	50,506	49,369	1,137	2.3%	33	35	(2)	50,539	49,404	1,135	2.3%

Net operating income (3)	$172,350	$168,827	$3,523	2.1%	$(33)	$70	$(103)	172,317	168,897	3,420	2.0%

Other expenses:
Depreciation and amortization								86,998	90,366	(3,368)	(3.7)%
General and administrative								15,628	16,038	(410)	(2.6)%
Loss on impairment of real estate								—	254	(254)	(100.0)%
Total other expenses								102,626	106,658	(4,032)	(3.8)%
Interest income								5,787	2,943	2,844	96.6%
Interest expense								(146,861)	(142,617)	(4,244)	3.0%
Loss on sale of real estate								—	(974)	974	(100.0)%
Loss on early extinguishment of debt								—	(359)	359	(100.0)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(71,383)	(78,768)	7,385	(9.4)%
Income tax expense								(69)	(62)	(7)	11.3%
Equity in earnings of unconsolidated joint venture								4,071	6,704	(2,633)	(39.3)%
Net loss								(67,381)	(72,126)	4,745	(6.6)%
Net loss attributable to noncontrolling interest								20,803	21,489	(686)	(3.2)%
Net loss attributable to common shareholders								$(46,578)	$(50,637)	$4,059	(8.0)%

Weighted average common shares outstanding (basic and diluted)								65,591	65,339	252	0.4%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.71)	$(0.77)	$0.06	(7.8)%
(1)Consists of properties that we owned continuously since January 1, 2023.
(2)Consists of two properties and a portion of a land parcel we disposed of during the period from January 1, 2023 to June 30, 2024.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Rental income. Rental income increased primarily due to increases from our leasing activity and rent resets.
Real estate taxes. Real estate taxes decreased primarily due to lowered assessed values as a result of successful real estate tax appeals.
Other operating expenses. Other operating expenses increased primarily due to increases in insurance, repairs and maintenance and snow removal expenses at certain of our properties.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects certain leasing related assets becoming fully amortized in the 2023 period, partially offset by an increase in depreciation of improvements made to certain of our properties in the 2023 period.
General and administrative. The decrease in general and administrative expenses is primarily due to decreases in accounting fees and franchise taxes, partially offset by increases in our equity based compensation and in our business management fees during the 2024 period.
Loss on impairment of real estate. During the 2023 period, we recognized a loss on impairment of real estate on one property that was classified as held for sale.
Interest income. The increase in interest income is primarily due to higher interest rates and average cash balances during the 2024 period as compared to the 2023 period.
Interest expense. In March 2024, our consolidated joint venture exercised the first of its three, one year options to extend the maturity date of the Mountain Floating Rate Loan and purchased a one year interest rate cap, reducing the weighted average interest rate from 6.17% to 5.81%, for $26,175. The increase in interest expense is primarily due to increased amortization related to the cost of the interest rate cap and the $91,000 mortgage loan obtained by our consolidated joint venture in May 2023, partially offset by decreased weighted average interest costs and amortization of debt issuance costs related to the Mountain Floating Rate Loan.
Loss on sale of real estate. During the 2023 period, we recognized a loss on sale of real estate from the sale of a portion of a land parcel in Everett, Washington.
Loss on early extinguishment of debt. Loss on early extinguishment of debt primarily relates to prepayment penalties incurred upon the repayment of four mortgage notes aggregating $35,910 in the 2023 period.
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
The following table presents the reconciliation of net loss to NOI for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(33,479)	$(36,580)	$(67,381)	$(72,126)
Equity in earnings of unconsolidated joint venture	(2,348)	(2,743)	(4,071)	(6,704)
Income tax expense	36	45	69	62
Loss before income taxes and equity in earnings of unconsolidated joint venture	(35,791)	(39,278)	(71,383)	(78,768)
Loss on early extinguishment of debt	—	359	—	359
Loss on sale of real estate	—	—	—	974
Interest expense	73,631	71,846	146,861	142,617
Interest income	(2,935)	(1,797)	(5,787)	(2,943)
Loss on impairment of real estate	—	254	—	254
General and administrative	7,939	8,131	15,628	16,038
Depreciation and amortization	43,421	44,909	86,998	90,366
NOI	$86,265	$84,424	$172,317	$168,897
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
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders	$(23,175)	$(25,828)	$(46,578)	$(50,637)
Equity in earnings of unconsolidated joint venture	(2,348)	(2,743)	(4,071)	(6,704)
Loss on sale of real estate	—	—	—	974
Loss on impairment of real estate	—	254	—	254
Depreciation and amortization	43,421	44,909	86,998	90,366
Share of FFO from unconsolidated joint venture	1,484	1,502	2,943	2,970
FFO adjustments attributable to noncontrolling interest	(10,417)	(10,719)	(20,877)	(21,932)
FFO attributable to common shareholders	8,965	7,375	18,415	15,291
Loss on early extinguishment of debt	—	359	—	359
Normalized FFO adjustments attributable to noncontrolling interest	—	(140)	—	(140)
Normalized FFO attributable to common shareholders	$8,965	$7,594	$18,415	$15,510

Weighted average common shares outstanding (basic and diluted)	65,626	65,369	65,591	65,339

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.14	$0.11	$0.28	$0.23
Normalized FFO attributable to common shareholders	$0.14	$0.12	$0.28	$0.24
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our principal sources of funds to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of June 30, 2024, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented approximately 77% of our annualized rental revenues and only 5.1% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$245,723	$140,780
Net cash provided by (used in):
Operating activities	18,839	10,631
Investing activities	4,648	17,387
Financing activities	(10,641)	41,570
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$258,569	$210,368

The increase in net cash provided by operating activities for the six months ended June 30, 2024 compared to the 2023 period is primarily due to higher cash flows from our properties and favorable changes in working capital in the 2024 period. The decrease in net cash provided by investing activities for the six months ended June 30, 2024 compared to the 2023 period is primarily due to costs associated with the purchase of an interest rate cap for $26,175 in the 2024 period, partially offset by increased proceeds from the settlement of our interest rate caps and a reduction in our real estate improvements. The change in net cash used in financing activities for the six months ended June 30, 2024 compared to net cash provided by financing activities for the 2023 period was primarily due to our consolidated joint venture obtaining a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture in the 2023 period. A portion of the net proceeds was used to repay four then outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 in the 2023 period.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control our operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
As of June 30, 2024, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $146,150. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.
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

Real Estate Activities
During the three and six months ended June 30, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tenant improvements (1)	$142	$1,221	$586	$1,699
Leasing costs (1)	184	1,277	2,311	2,839
Building improvements (2)	2,506	1,283	3,308	1,653
Development, redevelopment and other activities (3)	—	3,870	—	6,391
	$2,832	$7,651	$6,205	$12,582
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
As of June 30, 2024, we had estimated unspent leasing related obligations of $5,646, all of which is expected to be spent during the next 12 months.
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture, which owns 94 properties in 27 states totaling approximately 20,981,000 rentable square feet. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We recognized net loss attributable to noncontrolling interest in our condensed consolidated financial statements for the three months ended June 30, 2024 and 2023 of $10,314 and $10,676, respectively, and $20,828 and $21,404 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, our consolidated joint venture had total assets of $2,964,265 and total liabilities of $1,769,499.
Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of the unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss). The unconsolidated joint venture made aggregate cash distributions to us of $990 for both the three months ended June 30, 2024 and 2023, and $1,980 for both the six months ended June 30, 2024 and 2023.
Indebtedness
The ILPT Floating Rate Loan, which is secured by 104 of our properties, matures in October 2024, subject to three, one year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The weighted average interest rate under the ILPT Floating Rate Loan was 6.18%, including the impact of our interest rate cap on SOFR of 2.25%, as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium. As of July 30, 2024, we intend to exercise the first of our three, one year options to extend the maturity of this loan.

The Mountain Floating Rate Loan matures in March 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, in connection with the exercise of its option to extend the maturity date of this loan to March 2025, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. As of June 30, 2024 and December 31, 2023, the interest rate under the Mountain Floating Rate Loan was 5.81% and 6.17%, respectively. The weighted average interest rate under the Mountain Floating Rate Loan was 5.81% and 5.95% for the three and six months ended June 30, 2024, respectively, including the impact of our interest rate caps. The weighted average annual interest rate under the Mountain Floating Rate Loan was 6.17% for both the three and six months ended June 30, 2023, including the impact of our interest rate caps. Subject to the satisfaction of certain conditions, we have the option to prepay up to $280,000 of the Mountain Floating Rate Loan at par with no premium, and to prepay the balance of the Mountain Floating Rate Loan at any time, subject to a premium.
The one year options to extend the ILPT Floating Rate Loan and the Mountain Floating Rate Loan require, among other things, that we obtain a replacement interest rate cap, as defined in the applicable agreement.
In May 2023, our consolidated joint venture obtained a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.25%. A portion of the net proceeds from this mortgage loan was used to repay four then outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 and a weighted average interest rate of 3.70%. We recognized a loss on early extinguishment of debt of $359 for the six months ended June 30, 2023 in conjunction with the repayment of these mortgage loans.
As of June 30, 2024, we had an aggregate principal amount of $4,316,970 of indebtedness, including the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan, scheduled to mature between 2024 and 2038.
The agreements and related documents governing the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2024, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the six months ended June 30, 2024, we paid quarterly cash distributions to our shareholders totaling $1,317 using cash on hand.
On July 11, 2024, we declared a regular quarterly distribution to common shareholders of record on July 22, 2024 of $0.01 per share, or approximately $660. We expect to pay this distribution to our shareholders on or about August 15, 2024 using cash on hand.
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
Floating Rate Debt
As of June 30, 2024, our outstanding floating rate debt consisted of the following:

		Annual	Annual	Current	Interest
	Principal	Interest	Interest	Maturity	Payments
Debt	Balance	Rate (1)	Expense	Date	Due
ILPT Floating Rate Loan	$1,235,000	6.18%	$77,383	10/09/2024	Monthly
Mountain Floating Rate Loan	1,400,000	5.81%	82,470	03/09/2025	Monthly
Total / weighted average	$2,635,000	5.98%	$159,853
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
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2024, including the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Weighted Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At June 30, 2024	5.98%	$2,635,000	$159,853	$(2.44)
One percentage point increase (2)	5.98%	$2,635,000	$159,853	$(2.44)
(1)Based on the diluted weighted average common shares outstanding for the three months ended June 30, 2024.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in our weighted average interest rate percentage of our floating rate loan debt at June 30, 2024 would result in a weighted average interest rate of 6.98%, a total interest expense per year of $186,568 and an annual earnings per share impact of $(2.85) for our floating rate debt.

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
Fixed Rate Debt
There have been no material changes to market interest rate risks associated with our fixed rate debt during the three and six months ended June 30, 2024. For a discussion of market interest rate risks associated with our fixed rate debt, see “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2023 Annual Report.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions; our expectations regarding the demand for industrial properties; our future leasing activity; our leverage levels and possible future financings; our liquidity needs and sources; our capital expenditure plans and commitments; our existing and possible future joint venture arrangements; our redevelopment and construction activities and plans; our and/or our consolidated joint venture’s expected or potential exercise of options to extend the maturity date of loans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our Hawaii Properties,
•Our ability to maintain high occupancy at our properties,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to purchase cost effective interest rate caps,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity,
•Demand for industrial and logistics properties,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,
•Our tenant and geographic concentrations,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices we target,
•Our ability to complete sales without delay, or at all, at existing agreement terms,

•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Our expected capital expenditures and leasing costs, as well as risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits, our ability to lease space at these properties at targeted returns and volatility in the commercial real estate markets,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, to enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Non-performance by the counterparties to our interest rate caps,
•The ability of our manager, RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2024:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
May 1, 2024 - May 31, 2024	2,233	4.26	—	—
Total	2,233	$4.26	—	$—
(1)    This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former officer and employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust of the Company, dated as of January 11, 2018, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Third Amended and Restated Bylaws of the Company, adopted May 30, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11, File No. 333-221708.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: July 30, 2024

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: July 30, 2024