Form 10-Q
period 2024-09-30
Industrial Logistics Properties Trust
filed 2024-10-29
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 28, 2024: 66,144,422.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
September 30, 2024

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate properties:
Land	$1,113,711	$1,113,723
Buildings and improvements	4,062,588	4,055,829
Total real estate properties, gross	5,176,299	5,169,552
Accumulated depreciation	(492,135)	(397,454)
Total real estate properties, net	4,684,164	4,772,098
Investment in unconsolidated joint venture	117,622	115,360
Acquired real estate leases, net	208,785	243,521
Cash and cash equivalents	153,863	112,341
Restricted cash and cash equivalents	111,068	133,382
Rents receivable, including straight line rents of $102,591 and $94,309, respectively	122,730	119,170
Other assets, net	56,576	67,803
Total assets	$5,454,808	$5,563,675

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,304,868	$4,305,941
Accounts payable and other liabilities	85,566	72,455
Assumed real estate lease obligations, net	15,795	18,534
Due to related persons	5,820	4,966
Total liabilities	4,412,049	4,401,896

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,144,422 and 65,843,387 shares issued and outstanding, respectively	661	658
Additional paid in capital	1,017,172	1,015,777
Cumulative net (deficit) income	(62,372)	9,196
Cumulative other comprehensive (loss) income	(1,749)	10,171
Cumulative common distributions	(367,824)	(365,848)
Total equity attributable to common shareholders	585,888	669,954
Noncontrolling interest	456,871	491,825
Total equity	1,042,759	1,161,779
Total liabilities and equity	$5,454,808	$5,563,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Rental income	$108,945	$110,142	$331,801	$328,443

Expenses:
Real estate taxes	15,339	14,926	46,349	46,493
Other operating expenses	8,897	9,907	28,426	27,744
Depreciation and amortization	43,205	43,912	130,203	134,278
General and administrative	7,237	7,712	22,865	23,750
Loss on impairment of real estate	—	—	—	254
Total expenses	74,678	76,457	227,843	232,519

Interest income	3,134	2,397	8,921	5,340
Interest expense	(73,936)	(72,941)	(220,797)	(215,558)
Loss on sale of real estate	—	—	—	(974)
Loss on early extinguishment of debt	—	—	—	(359)
Loss before income taxes and equity in earnings of unconsolidated joint venture	(36,535)	(36,859)	(107,918)	(115,627)
Income tax expense	(33)	(51)	(102)	(113)
Equity in earnings of unconsolidated joint venture	1,161	719	5,232	7,423
Net loss	(35,407)	(36,191)	(102,788)	(108,317)
Net loss attributable to noncontrolling interest	10,417	10,079	31,220	31,568
Net loss attributable to common shareholders	(24,990)	(26,112)	(71,568)	(76,749)

Other comprehensive income (loss):
Unrealized loss on derivatives	(8,972)	(6,635)	(15,328)	(3,392)
Less: unrealized loss on derivatives attributable to noncontrolling interest	1,988	2,290	3,408	3,631
Other comprehensive (loss) income attributable to common shareholders	(6,984)	(4,345)	(11,920)	239
Comprehensive loss attributable to common shareholders	$(31,974)	$(30,457)	$(83,488)	$(76,510)

Weighted average common shares outstanding (basic and diluted)	65,769	65,488	65,651	65,389

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.38)	$(0.40)	$(1.09)	$(1.17)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net (Deficit)	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	Income (Loss)	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(23,403)	—	—	(23,403)	(10,499)	(33,902)
Share grants, repurchases and forfeitures	(11,857)	—	290	—	—	—	290	—	290
Distributions to common shareholders	—	—	—	—	—	(658)	(658)	—	(658)
Other comprehensive loss	—	—	—	—	(2,958)	—	(2,958)	(1,888)	(4,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at March 31, 2024	65,831,530	658	1,016,067	(14,207)	7,213	(366,506)	643,225	479,275	1,122,500
Net loss	—	—	—	(23,175)	—	—	(23,175)	(10,304)	(33,479)
Share grants, repurchases and forfeitures	160,979	2	913	—	—	—	915	—	915
Distributions to common shareholders	—	—	—	—	—	(659)	(659)	—	(659)
Other comprehensive (loss) income	—	—	—	—	(1,978)	—	(1,978)	468	(1,510)
Balance at June 30, 2024	65,992,509	660	1,016,980	(37,382)	5,235	(367,165)	618,328	469,439	1,087,767
Net loss	—	—	—	(24,990)	—	—	(24,990)	(10,417)	(35,407)
Share grants, repurchases and forfeitures	151,913	1	192	—	—	—	193	—	193
Distributions to common shareholders	—	—	—	—	—	(659)	(659)	—	(659)
Other comprehensive loss	—	—	—	—	(6,984)	—	(6,984)	(1,988)	(8,972)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at September 30, 2024	66,144,422	$661	$1,017,172	$(62,372)	$(1,749)	$(367,824)	$585,888	$456,871	$1,042,759

Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(24,809)	—	—	(24,809)	(10,737)	(35,546)
Share grants, repurchases and forfeitures	(2,176)	—	384	—	—	—	384	—	384
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive loss	—	—	—	—	(7,018)	—	(7,018)	(1,760)	(8,778)
Balance at March 31, 2023	65,565,969	656	1,014,585	92,376	14,885	(363,877)	758,625	527,550	1,286,175
Net loss	—	—	—	(25,828)	—	—	(25,828)	(10,752)	(36,580)
Share grants, repurchases and forfeitures	131,990	1	553	—	—	—	554	—	554
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive income	—	—	—	—	11,602	—	11,602	419	12,021
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(225)	(225)
Balance at June 30, 2023	65,697,959	657	1,015,138	66,548	26,487	(364,533)	744,297	516,992	1,261,289
Net loss	—	—	—	(26,112)	—	—	(26,112)	(10,079)	(36,191)
Share grants, repurchases and forfeitures	147,114	1	330	—	—	—	331	—	331
Distributions to common shareholders	—	—	—	—	—	(656)	(656)	—	(656)
Other comprehensive loss	—	—	—	—	(4,345)	—	(4,345)	(2,290)	(6,635)
Balance at September 30, 2023	65,845,073	$658	$1,015,468	$40,436	$22,142	$(365,189)	$713,515	$504,623	$1,218,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,788)	$(108,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	94,767	93,545
Amortization of interest rate caps	31,726	18,435
Net amortization of debt issuance costs, premiums and discounts	12,580	20,177
Amortization of acquired real estate leases and assumed real estate lease obligations	31,997	38,275
Amortization of deferred leasing costs	2,329	1,723
Straight line rental income	(8,282)	(10,531)
Loss on sale of real estate	—	974
Loss on impairment of real estate	—	254
Loss on early extinguishment of debt	—	359
Proceeds from settlement of derivatives	(52,365)	(40,426)
General and administrative expenses paid in common shares	1,709	1,430
Distributions of earnings from unconsolidated joint venture	2,970	2,970
Equity in earnings of unconsolidated joint venture	(5,232)	(7,423)
Change in assets and liabilities:
Rents receivable	4,722	3,260
Other assets	(11,981)	(11,459)
Accounts payable and other liabilities	12,420	9,745
Due to related persons	854	1,072
Net cash provided by operating activities	15,426	14,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(6,142)	(13,649)
Proceeds from sale of real estate	—	243
Purchase of interest rate cap	(26,175)	—
Proceeds from settlement of derivatives	52,365	40,426
Distributions in excess of earnings from unconsolidated joint venture	—	4,400
Net cash provided by investing activities	20,048	31,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	—	91,000
Repayment of mortgage notes payable	(13,524)	(50,993)
Payment of debt issuance costs	(129)	(1,414)
Distributions to common shareholders	(1,976)	(1,968)
Repurchase of common shares	(311)	(160)
Distributions to noncontrolling interest	(326)	(225)
Net cash (used in) provided by financing activities	(16,266)	36,240

Increase in cash and cash equivalents and restricted cash and cash equivalents	19,208	81,723
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	245,723	140,780
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$264,931	$222,503

SUPPLEMENTAL DISCLOSURES:
Interest paid	$177,368	$218,369
Income taxes (received) paid	$(80)	$85

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$1,929	$2,810

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2024	2023
Cash and cash equivalents	$153,863	$83,283
Restricted cash and cash equivalents (1)	111,068	139,220
Total cash and cash equivalents and restricted cash	$264,931	$222,503

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
Note 2. Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to include additional disclosures in the notes to our condensed consolidated financial statements as a result of the implementation of ASU 2023-07; however, these changes are not expected to have a material effect on our condensed consolidated financial statements.
Note 3. Real Estate Investments
As of September 30, 2024, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,161,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, which included 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, in which we own a 61% equity interest. As of September 30, 2024, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.
We operate in one business segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

During the three and nine months ended September 30, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tenant improvements (1)	$433	$194	$1,019	$1,893
Leasing costs (1)	2,695	1,047	5,006	3,886
Building improvements (2)	2,509	2,720	5,817	4,373
Development, redevelopment and other activities (3)	—	1,314	—	7,705
	$5,637	$5,275	$11,842	$17,857
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
During the three and nine months ended September 30, 2024 and 2023, recognized net income (loss) attributable to noncontrolling interest in our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated joint venture	$(10,428)	$(10,238)	$(31,256)	$(31,642)
Tenancy in common	11	159	36	74
	$(10,417)	$(10,079)	$(31,220)	$(31,568)
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. As of September 30, 2024, our consolidated joint venture had total assets of $2,932,320 and total liabilities of $1,769,384.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common made cash distributions to the unrelated third party investor of $163 and $0 during the three months ended September 30, 2024 and 2023, respectively, and cash distributions of $326 and $225 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the tenancy in common had total assets of $10,388 and total liabilities of $250.
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
Our leases provide for base rent payments and may also include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. Allowances for bad debts are recognized as a direct reduction of rental income. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,997 and $19,310 for the three months ended September 30, 2024 and 2023, respectively, and $60,228 and $58,700 for the nine months ended September 30, 2024 and 2023, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease that we assumed in an acquisition. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $4,308 and $4,401, respectively, as of September 30, 2024, and $4,646 and $4,730, respectively, as of December 31, 2023. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
For the three months ended September 30, 2024 and 2023, our Hawaii Properties represented 26.9% and 28.1%, respectively, of our rental income. For the nine months ended September 30, 2024 and 2023, our Hawaii Properties represented 27.4% and 27.9%, respectively, of our rental income.
Tenant Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Subsidiaries of FedEx Corporation, or FedEx, and subsidiaries of Amazon.com Services, Inc., or Amazon, represented 29.3% and 6.8% of our annualized rental revenues as of September 30, 2024, respectively, and 29.8% and 6.7% as of September 30, 2023, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of September 30, 2024 and December 31, 2023 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of September 30, 2024
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,023,379
ILPT	186	650,000	4.31%	Fixed	02/07/2029	489,875
ILPT	17	700,000	4.42%	Fixed	03/09/2032	494,538
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,816,102
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	179,605
Mountain JV	1	10,365	3.67%	Fixed	05/01/2031	28,525
Mountain JV	1	11,961	4.14%	Fixed	07/01/2032	42,558
Mountain JV	1	26,815	4.02%	Fixed	10/01/2033	83,031
Mountain JV	1	37,531	4.13%	Fixed	11/01/2033	128,407
Mountain JV	1	23,091	3.10%	Fixed	06/01/2035	45,401
Mountain JV	1	37,352	2.95%	Fixed	01/01/2036	97,018
Mountain JV	1	42,090	4.27%	Fixed	11/01/2037	108,408
Mountain JV	1	47,216	3.25%	Fixed	01/01/2038	111,129
Total / weighted average		4,312,421	5.36%			$4,647,976
Unamortized debt issuance costs		(7,553)
Total indebtedness, net		$4,304,868

As of December 31, 2023
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,044,028
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,149
ILPT	17	700,000	4.42%	Fixed	03/09/2032	505,153
Mountain JV	82	1,400,000	6.17%	Floating	03/09/2024	1,857,062
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	183,264
Mountain JV	1	11,380	3.67%	Fixed	05/01/2031	28,932
Mountain JV	1	12,916	4.14%	Fixed	07/01/2032	43,510
Mountain JV	1	28,622	4.02%	Fixed	10/01/2033	84,793
Mountain JV	1	40,019	4.13%	Fixed	11/01/2033	129,749
Mountain JV	1	24,433	3.10%	Fixed	06/01/2035	46,394
Mountain JV	1	39,411	2.95%	Fixed	01/01/2036	99,108
Mountain JV	1	43,850	4.27%	Fixed	11/01/2037	110,097
Mountain JV	1	49,313	3.25%	Fixed	01/01/2038	113,477
Total / weighted average		4,325,944	5.47%			$4,735,716
Unamortized debt issuance costs		(20,003)
Total indebtedness, net		$4,305,941
(1)Interest rates reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our $1,235,000 loan, or the ILPT Floating Rate Loan, which is secured by 104 of our properties, was scheduled to mature in October 2024, subject to three, one year extension options, and required that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. In October 2024, we exercised the first of our three, one year extension options for the maturity date of this loan. In connection with the exercise of the extension, we purchased a one year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
Our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, matures in March 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, in connection with the exercise of the first of its three, one year extension options for the maturity date of this loan, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. Subject to the satisfaction of certain conditions, we have the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium.
The weighted average interest rates under our floating rate loans for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ILPT Floating Rate Loan (1)	6.18%	6.18%	6.18%	6.18%
Mountain Floating Rale Loan (2)	5.81%	6.17%	5.90%	6.17%
(1)Reflects the impact of an interest rate cap with a SOFR strike rate equal to 2.25%.
(2)Reflects the impact of interest rate caps with a current SOFR strike rate equal to 3.04%, which replaced the previous strike rate equal to 3.40% in March 2024.
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
The required principal payments due during the next five years and thereafter under all our outstanding debt as of September 30, 2024 are as follows:

Principal
Payment
2024 (1)	$1,239,591
2025 (2)	1,418,794
2026	19,495
2027	20,229
2028	20,989
Thereafter	1,593,323
$4,312,421
(1)In October 2024, we exercised the first of our three, one year extension options for the maturity date of the ILPT Floating Rate Loan.
(2)Our consolidated joint venture has two remaining one year extension options for the maturity date of the Mountain Floating Rate Loan.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgages and notes payable, accounts payable and interest rate caps. As of September 30, 2024 and December 31, 2023, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable. Our fixed rate mortgage notes payable had an aggregate carrying value of $1,669,925 and $1,682,501 as of September 30, 2024 and December 31, 2023, respectively, and a fair value of $1,599,252 and $1,553,863 as of September 30, 2024 and December 31, 2023, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring basis at fair value as of September 30, 2024 and December 31, 2023, categorized by the level of inputs as defined in the fair value hierarchy under ASC 820, Fair Value Measurement, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024
Investment in unconsolidated joint venture	$117,622	$—	$—	$117,622
Interest rate caps	$9,697	$—	$9,697	$—

As of December 31, 2023
Investment in unconsolidated joint venture	$115,360	$—	$—	$115,360
Interest rate caps	$30,576	$—	$30,576	$—
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
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are Level 3 significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of September 30, 2024
Investment in unconsolidated joint venture	Discounted cash flow	6.50% - 8.00%	5.25% - 6.50%	10 - 12 years

As of December 31, 2023
Investment in unconsolidated joint venture	Discounted cash flow	5.75% - 8.00%	5.25% - 6.50%	9 - 12 years

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$117,451	$129,082	$115,360	$124,358
Equity in earnings of unconsolidated joint venture	1,161	719	5,232	7,423
Distributions from unconsolidated joint venture	(990)	(5,390)	(2,970)	(7,370)
Ending balance	$117,622	$124,411	$117,622	$124,411
Note 7. Shareholders’ Equity
Common Share Awards
On May 30, 2024, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 23,316 of our common shares, valued at $3.86 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.
On September 11, 2024, we awarded under our equity compensation plan an aggregate of 204,915 of our common shares, valued at $4.84 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of The RMR Group LLC, or RMR.
Common Share Purchases
During the three and nine months ended September 30, 2024, we purchased an aggregate of 53,002 and 67,092, respectively, of our common shares, valued at a weighted average price of $4.78 and $4.65 per common share, respectively, from our officers and certain other current and former officers and employees of RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the nine months ended September 30, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$658
April 11, 2024	April 22, 2024	May 16, 2024	0.01	659
July 11, 2024	July 22, 2024	August 15, 2024	0.01	659
			$0.03	$1,976
On October 16, 2024, we declared a regular quarterly distribution to common shareholders of record on October 28, 2024 of $0.01 per share, or approximately $661. We expect to pay this distribution to our shareholders on or about November 14, 2024 using cash on hand.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Pursuant to our business management agreement with RMR, we recognized business management fees of $5,938 and $17,577 for the three and nine months ended September 30, 2024, respectively, and $5,919 and $17,301 for the three and nine months ended September 30, 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2024 and 2023, no incentive fees are included in the business management fees we recognized for the three or nine months ended September 30, 2024 or 2023. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2024, and will be payable in January 2025. We did not incur any incentive fee payable to RMR for the year ended December 31, 2023. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,317 and $9,951 for the three and nine months ended September 30, 2024, respectively, and $3,464 and $10,286 for the three and nine months ended September 30, 2023, respectively. Of these amounts, for the three and nine months ended September 30, 2024, $3,202 and $9,648, respectively, were included in other operating expenses in our condensed consolidated financial statements and $115 and $303, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, $3,293 and $9,745, respectively, were included in other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $171 and $541, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,856 and $5,190 for these expenses and costs for the three and nine months ended September 30, 2024, respectively, and $2,375 and $6,216 for the three and nine months ended September 30, 2023, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
As of September 30, 2024 and December 31, 2023, we owed $443 and $680, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our condensed consolidated balance sheets.
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
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate caps are related to and the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as of September 30, 2024 and December 31, 2023:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	September 30, 2024	December 31, 2023
Other assets	ILPT Floating Rate Loan	10/15/2024	2.25%	$1,235,000	$1,366	$25,060
Other assets	Mountain Floating Rate Loan	03/15/2024	3.40%	$1,400,000	—	5,516
Other assets	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	8,331	—
					$9,697	$30,576
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
In October 2024, we exercised the first of our three, one year extension options for the maturity date of the ILPT Floating Rate Loan. In connection with the exercise of the extension, we purchased a one year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount of (loss) gain recognized on derivative in other comprehensive income (loss)	$(3,564)	$3,428	$5,035	$19,677
Amount of gain reclassified from cumulative other comprehensive (loss) income into interest expense	$5,407	$10,063	$20,363	$23,069
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(73,936)	$(72,941)	$(220,797)	$(215,558)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
OVERVIEW (dollars in thousands, except per square foot data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2024, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states with 94.4% occupancy leased to approximately 300 different tenants. As of September 30, 2024, we also owned a 22% equity interest in the unconsolidated joint venture.
Our portfolio as of September 30, 2024 is summarized below (square feet in thousands):

							Weighted
							Average
	Ownership		Number of		Rentable		Remaining
	Vehicle	Ownership	Properties	Location	Square Feet	Occupancy	Lease Term (1)
Mainland Properties	ILPT	100%	90	34 states	22,119	96.5%	5.1
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	85.7%	13.1
Mainland Properties	Mountain JV	61%	94	27 states	20,978	99.0%	6.7
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	5.0
Total / weighted average			411		59,890	94.4%	8.0
(1)Based on annualized rental revenues as of September 30, 2024.
During the nine months ended September 30, 2024, our rental income and net operating income, or NOI, increased compared to the 2023 period primarily due to leasing activity and rent resets at our properties. Long-term e-commerce trends and supply chain resiliency have resulted in high occupancy and increases in rents. We believe customer service expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, high interest rates, even with the recent reduction and anticipated future reductions by the U.S. Federal Reserve, inflationary pressures, and global geopolitical hostilities and tensions, have given rise to economic uncertainty and have caused disruptions in the financial markets. These conditions continue to keep our cost of capital elevated and negatively impact our ability to reduce our leverage. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Property Operations
Occupancy data for our properties as of September 30, 2024 and 2023 were as follows:

	All Properties		Comparable Properties
	as of September 30,		as of September 30, (1)
	2024	2023	2024	2023
Total properties	411	413	411	411
Total rentable square feet (in thousands) (2)	59,890	59,983	59,890	59,951
Percent leased (3)	94.4%	98.9%	94.4%	98.9%
(1)Consists of properties that we owned continuously since January 1, 2023.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Leased square feet is pursuant to existing leases as of September 30, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.

The average effective rental rates per square foot represents total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three and nine months ended September 30, 2024 and 2023, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended		Nine Months Ended
	September 30, (1)		September 30, (2)
	2024	2023	2024	2023
All properties	$7.69	$7.44	$7.68	$7.40
Comparable properties	$7.69	$7.43	$7.68	$7.40
(1)Consists of properties that we owned continuously since July 1, 2023.
(2)Consists of properties that we owned continuously since January 1, 2023.
During the three and nine months ended September 30, 2024, we entered into new and renewal leases as summarized in the following table (excluding the impact of rent resets):

	Three Months Ended September 30, 2024
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	17	2,740	2,757
Weighted average rental rate change (by rentable square feet)	4.1%	7.0%	7.0%
Weighted average lease term by square feet (years)	3.9	6.2	6.2
Total leasing costs and concession commitments (1)	$113	$2,794	$2,907
Total leasing costs and concession commitments per square foot (1)	$6.77	$1.02	$1.05
Total leasing costs and concession commitments per square foot per year (1)	$1.75	$0.17	$0.17

	Nine Months Ended September 30, 2024
	New Leases	Renewals	Totals
Square feet leased during the period (in thousands)	180	5,080	5,260
Weighted average rental rate change (by rentable square feet)	37.1%	13.9%	15.0%
Weighted average lease term by square feet (years)	16.0	5.9	6.3
Total leasing costs and concession commitments (1)	$1,417	$5,838	$7,255
Total leasing costs and concession commitments per square foot (1)	$7.88	$1.15	$1.38
Total leasing costs and concession commitments per square foot per year (1)	$0.49	$0.19	$0.22
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the nine months ended September 30, 2024, we completed rent resets for approximately 106,000 square feet of land at our Hawaii Properties at rental rates that were approximately 27.5% higher than prior rental rates. There were no rent resets during the three months ended September 30, 2024.

As of September 30, 2024, our remaining lease expirations by year were as follows (square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %	Annualized	Annualized	% of Total
		Leased	Leased	of Total	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2024	11	79	0.1%	0.1%	$1,293	0.3%	0.3%
2025	28	3,348	5.9%	6.0%	18,340	4.2%	4.5%
2026	31	3,505	6.2%	12.2%	23,240	5.3%	9.8%
2027	41	8,303	14.7%	26.9%	51,684	11.8%	21.6%
2028	42	6,229	11.0%	37.9%	46,789	10.7%	32.3%
Thereafter	234	35,044	62.1%	100.0%	295,028	67.7%	100.0%
Total	387	56,508	100.0%		$436,374	100.0%

Weighted average remaining lease term (in years)		7.2			8.0
(1)Leased square feet is pursuant to existing leases as of September 30, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of September 30, 2024, subsidiaries of FedEx and Amazon leased 22.7% and 8.0% of our total leased square feet, respectively, and represented 29.3% and 6.8% of our total annualized rental revenues, respectively.
Mainland Properties. As of September 30, 2024, occupancy at our Mainland Properties was 97.7% and represented 72.1% of our annualized rental revenues. We generally will seek to renew or extend the terms of leases at our Mainland Properties as their expirations approach. A majority of the leases at our Mainland Properties include periodic set dollar amount or percentage increases that increase the cash rent payable to us. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any leases we may enter may be less favorable to us than the terms of our existing leases for those properties.
Hawaii Properties. As of September 30, 2024, occupancy at our Hawaii Properties was 85.7% and represented 27.9% of our annualized rental revenues. Certain of our Hawaii Properties are lands leased for rents that periodically reset based on fair market values, generally every 10 years. Revenues from our Hawaii Properties have generally increased as rents under the leases for those properties have been reset or renewed. Lease renewals, lease extensions, new leases and rental rates for our Hawaii Properties in the future will depend on prevailing market conditions when these lease renewals, lease extensions, new leases and rental rates are set. As rent reset dates or lease expirations approach at our Hawaii Properties, we generally negotiate with existing or new tenants for new lease terms. If we are unable to reach an agreement with a tenant on a rent reset, our Hawaii Properties’ leases typically provide that rent is reset based on an appraisal process. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer the potential for future rent growth as a result of periodic rent resets, lease extensions and new leasing.

The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of September 30, 2024:

Annualized
Rental Revenues
Scheduled to Reset
2024	$—
2025	1,010
2026	1,316
2027	805
2028	—
Thereafter	19,742
Total	$22,873
As of September 30, 2024, $17,287, or 4.0%, of our annualized rental revenues are included in leases scheduled to expire by September 30, 2025 and 5.6% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023 (dollars and share amounts in thousands, except per share data)

	Comparable				Non-Comparable
	Properties Results				Properties Results			Consolidated Results
	Three Months Ended				Three Months Ended			Three Months Ended
	September 30, (1)				September 30, (2)			September 30,
			$	%			$			$	%
	2024	2023	Change	Change	2024	2023	Change	2024	2023	Change	Change

Rental income	$108,945	$110,142	$(1,197)	(1.1)%	$—	$—	$—	$108,945	$110,142	$(1,197)	(1.1)%

Operating expenses:
Real estate taxes	15,339	14,920	419	2.8%	—	6	(6)	15,339	14,926	413	2.8%
Other operating expenses	8,893	9,900	(1,007)	(10.2)%	4	7	(3)	8,897	9,907	(1,010)	(10.2)%
Total operating expenses	24,232	24,820	(588)	(2.4)%	4	13	(9)	24,236	24,833	(597)	(2.4)%

NOI (3)	$84,713	$85,322	$(609)	(0.7)%	$(4)	$(13)	$9	84,709	85,309	(600)	(0.7)%

Other expenses:
Depreciation and amortization								43,205	43,912	(707)	(1.6)%
General and administrative								7,237	7,712	(475)	(6.2)%
Total other expenses								50,442	51,624	(1,182)	(2.3)%
Interest income								3,134	2,397	737	30.7%
Interest expense								(73,936)	(72,941)	(995)	1.4%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(36,535)	(36,859)	324	(0.9)%
Income tax expense								(33)	(51)	18	(35.3)%
Equity in earnings of unconsolidated joint venture								1,161	719	442	61.5%
Net loss								(35,407)	(36,191)	784	(2.2)%
Net loss attributable to noncontrolling interest								10,417	10,079	338	3.4%
Net loss attributable to common shareholders								$(24,990)	$(26,112)	$1,122	(4.3)%

Weighted average common shares outstanding (basic and diluted)								65,769	65,488	281	0.4%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(0.38)	$(0.40)	$0.02	(5.0)%
(1)Consists of properties that we owned continuously since July 1, 2023.
(2)Consists of two properties we disposed of since July 1, 2023.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Rental income. Rental income decreased primarily due to vacancies at two of our properties, partially offset by increased rental income from leasing activities and rent resets.
Real estate taxes. Real estate taxes increased primarily due to higher assessed values at certain of our properties.
Other operating expenses. Other operating expenses decreased primarily due to decreases in maintenance and repair expenses incurred in the 2023 period at certain of our properties and insurance expenses.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of renewals at certain of our properties as a result of leasing activity in the 2024 period and certain acquired real estate leases fully amortizing since October 1, 2023, partially offset by increased depreciation related to improvements made to certain of our properties since October 1, 2023.

General and administrative. The decrease in general and administrative expenses is primarily due to decreases in franchise taxes and professional fees, partially offset by an increase in leasing costs compared to the 2023 period.
Interest income. The increase in interest income is primarily due to higher interest rates and average cash balances during the 2024 period as compared to the 2023 period.
Interest expense. The increase in interest expense is primarily due to increased amortization related to the cost of the interest rate cap purchased by our consolidated joint venture in March 2024, partially offset by decreased interest costs and amortization of debt issuance costs related to the Mountain Floating Rate Loan.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023 (dollars and share amounts in thousands, except per share data)

	Comparable				Non-Comparable
	Properties Results				Properties Results			Consolidated Results
	Nine Months Ended				Nine Months Ended			Nine Months Ended
	September 30, (1)				September 30, (2)			September 30,
			$	%			$			$	%
	2024	2023	Change	Change	2024	2023	Change	2024	2023	Change	Change

Rental income	$331,801	$328,339	$3,462	1.1%	$—	$104	$(104)	$331,801	$328,443	$3,358	1.0%

Operating expenses:
Real estate taxes	46,348	46,475	(127)	(0.3)%	1	18	(17)	46,349	46,493	(144)	(0.3)%
Other operating expenses	28,391	27,714	677	2.4%	35	30	5	28,426	27,744	682	2.5%
Total operating expenses	74,739	74,189	550	0.7%	36	48	(12)	74,775	74,237	538	0.7%

NOI (3)	$257,062	$254,150	$2,912	1.1%	$(36)	$56	$(92)	257,026	254,206	2,820	1.1%

Other expenses:
Depreciation and amortization								130,203	134,278	(4,075)	(3.0)%
General and administrative								22,865	23,750	(885)	(3.7)%
Loss on impairment of real estate								—	254	(254)	(100.0)%
Total other expenses								153,068	158,282	(5,214)	(3.3)%
Interest income								8,921	5,340	3,581	67.1%
Interest expense								(220,797)	(215,558)	(5,239)	2.4%
Loss on sale of real estate								—	(974)	974	(100.0)%
Loss on early extinguishment of debt								—	(359)	359	(100.0)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(107,918)	(115,627)	7,709	(6.7)%
Income tax expense								(102)	(113)	11	(9.7)%
Equity in earnings of unconsolidated joint venture								5,232	7,423	(2,191)	(29.5)%
Net loss								(102,788)	(108,317)	5,529	(5.1)%
Net loss attributable to noncontrolling interest								31,220	31,568	(348)	(1.1)%
Net loss attributable to common shareholders								$(71,568)	$(76,749)	$5,181	(6.8)%

Weighted average common shares outstanding (basic and diluted)								65,651	65,389	262	0.4%

Per common share data (basic and diluted):
Net loss attributable to common shareholders								$(1.09)	$(1.17)	$0.08	(6.8)%
(1)Consists of properties that we owned continuously since January 1, 2023.
(2)Consists of two properties and a portion of a land parcel we disposed since January 1, 2023.
(3)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Rental income. Rental income increased primarily due to increases from our net leasing activity and rent resets.
Real estate taxes. Real estate taxes decreased primarily due to successful real estate tax appeals, partially offset by higher assessed values at certain of our properties.

Other operating expenses. Other operating expenses increased primarily due to increases in insurance, roof repairs, snow removal expenses and professional fees at certain of our properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of renewals at certain of our properties as a result of leasing activity in the 2024 period and certain acquired real estate leases fully amortizing since the 2023 period, partially offset by increased depreciation related to improvements made to certain of our properties since the 2023 period.
General and administrative. The decrease in general and administrative expenses is primarily due to decreases in franchise taxes and professional fees, partially offset by increases in our equity based compensation and in our business management fees during the 2024 period.
Loss on impairment of real estate. During the 2023 period, we recognized a loss on impairment of real estate on one property that was classified as held for sale.
Interest income. The increase in interest income is primarily due to higher interest rates and average cash balances during the 2024 period as compared to the 2023 period.
Interest expense. The increase in interest expense is primarily due to increased amortization related to the cost of the interest rate cap purchased by our consolidated joint venture in March 2024 and the $91,000 mortgage loan obtained by our consolidated joint venture in May 2023, partially offset by decreased interest costs and amortization of debt issuance costs related to the Mountain Floating Rate Loan.
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
Net Operating Income
We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. The calculation of NOI excludes certain components of net loss in order to provide results that are more closely related to our property level results of operations. NOI excludes depreciation and amortization. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The following table presents the reconciliation of net loss to NOI for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(35,407)	$(36,191)	$(102,788)	$(108,317)
Equity in earnings of unconsolidated joint venture	(1,161)	(719)	(5,232)	(7,423)
Income tax expense	33	51	102	113
Loss before income taxes and equity in earnings of unconsolidated joint venture	(36,535)	(36,859)	(107,918)	(115,627)
Loss on early extinguishment of debt	—	—	—	359
Loss on sale of real estate	—	—	—	974
Interest expense	73,936	72,941	220,797	215,558
Interest income	(3,134)	(2,397)	(8,921)	(5,340)
Loss on impairment of real estate	—	—	—	254
General and administrative	7,237	7,712	22,865	23,750
Depreciation and amortization	43,205	43,912	130,203	134,278
NOI	$84,709	$85,309	$257,026	$254,206
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding (i) any recovery or loss on impairment of real estate, (ii) any gain or loss on sale of real estate and (iii) equity in earnings of unconsolidated joint venture; (2) plus (i) real estate depreciation and amortization of our properties and (ii) our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interest; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain non-recurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any.

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
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders	$(24,990)	$(26,112)	$(71,568)	$(76,749)
Equity in earnings of unconsolidated joint venture	(1,161)	(719)	(5,232)	(7,423)
Loss on sale of real estate	—	—	—	974
Loss on impairment of real estate	—	—	—	254
Depreciation and amortization	43,205	43,912	130,203	134,278
Share of FFO from unconsolidated joint venture	1,496	1,446	4,439	4,416
FFO adjustments attributable to noncontrolling interest	(10,487)	(10,582)	(31,364)	(32,514)
FFO attributable to common shareholders	8,063	7,945	26,478	23,236
Loss on early extinguishment of debt	—	—	—	359
Normalized FFO adjustments attributable to noncontrolling interest	—	—	—	(140)
Normalized FFO attributable to common shareholders	$8,063	$7,945	$26,478	$23,455

Weighted average common shares outstanding (basic and diluted)	65,769	65,488	65,651	65,389

Per common share data (basic and diluted):
FFO attributable to common shareholders	$0.12	$0.12	$0.40	$0.36
Normalized FFO attributable to common shareholders	$0.12	$0.12	$0.40	$0.36
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our principal sources of funds to meet our operating and capital obligations, pay our debt service and make distributions to our shareholders are rents from tenants at our properties. As of September 30, 2024, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 77.2% of our annualized rental revenues and only 4.0% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$245,723	$140,780
Net cash provided by (used in):
Operating activities	15,426	14,063
Investing activities	20,048	31,420
Financing activities	(16,266)	36,240
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$264,931	$222,503
The increase in net cash provided by operating activities for the nine months ended September 30, 2024 compared to the 2023 period is primarily due to higher cash flows from our properties and favorable changes in working capital in the 2024 period. The decrease in net cash provided by investing activities for the nine months ended September 30, 2024 compared to the 2023 period is primarily due to costs associated with the purchase of an interest rate cap for $26,175 in the 2024 period and distributions in excess of earnings from the unconsolidated joint venture in the 2023 period, partially offset by increased proceeds from the settlement of our interest rate caps and a reduction in expenditures on our real estate improvements. The change in net cash used in financing activities for the nine months ended September 30, 2024 compared to net cash provided by financing activities for the 2023 period was primarily due to our consolidated joint venture obtaining a $91,000 fixed rate, interest only mortgage loan secured by four properties owned by our consolidated joint venture in the 2023 period. A portion of the net proceeds was used to repay four then outstanding mortgage loans of our consolidated joint venture with an aggregate outstanding principal balance of $35,910 in the 2023 period.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control our operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources (dollars in thousands, except per share and per square foot data)
As of September 30, 2024, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $153,863. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.
When the maturities of our debt approach or we desire to reduce our leverage or refinance maturing debt, we intend to explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating or selling equity interests in joint ventures or selling properties. Further, any issuances of our equity securities may be dilutive to our existing shareholders. We expect to fund any future property acquisitions, developments and redevelopments with proceeds we may receive in connection with any additional properties we may sell to our joint ventures, equity contributions from any third party investors in our joint ventures or any future joint ventures, net proceeds from offerings of equity or debt securities and cash on hand. We may also assume mortgage loans or incur debt in connection with future acquisitions, developments and redevelopments. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

Real Estate Activities
During the three and nine months ended September 30, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tenant improvements (1)	$433	$194	$1,019	$1,893
Leasing costs (1)	2,695	1,047	5,006	3,886
Building improvements (2)	2,509	2,720	5,817	4,373
Development, redevelopment and other activities (3)	—	1,314	—	7,705
	$5,637	$5,275	$11,842	$17,857
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
As of September 30, 2024, committed, but unspent, tenant related obligations based on existing leases were $6,382, of which $6,042 is expected to be spent during the next 12 months.
Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $990 and $5,390 for the three months ended September 30, 2024 and 2023, respectively, and $2,970 and $7,370 for the nine months ended September 30, 2024 and 2023, respectively.
For further information regarding our consolidated joint venture and unconsolidated joint venture, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Indebtedness
The ILPT Floating Rate Loan, which is secured by 104 of our properties, was scheduled to mature in October 2024, subject to three, one year extension options, and required that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. In October 2024, we exercised the first of our three, one year extension options for the maturity date of this loan. In connection with the exercise of the extension, we purchased a one year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
The Mountain Floating Rate Loan matures in March 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, in connection with the exercise of the first of its three, one year extension options for the maturity date of this loan, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. Subject to the satisfaction of certain conditions, we have the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium.

The weighted average interest rates under our floating rate loans for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ILPT Floating Rate Loan (1)	6.18%	6.18%	6.18%	6.18%
Mountain Floating Rale Loan (2)	5.81%	6.17%	5.90%	6.17%
(1)Reflects the impact of an interest rate cap with a SOFR strike rate equal to 2.25%.
(2)Reflects the impact of interest rate caps with a current SOFR strike rate equal to 3.04%, which replaced the previous strike rate equal to 3.40% in March 2024.
The one year extension options for the ILPT Floating Rate Loan and the Mountain Floating Rate Loan require, among other things, that we obtain a replacement interest rate cap, as defined in the applicable agreement.
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
As of September 30, 2024, we had an aggregate principal amount of $4,312,421 of indebtedness, including the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan, scheduled to mature between 2024 and 2038.
The agreements and related documents governing the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of September 30, 2024, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the nine months ended September 30, 2024, we paid quarterly cash distributions to our shareholders totaling $1,976 using cash on hand.
On October 16, 2024, we declared a regular quarterly distribution to common shareholders of record on October 28, 2024 of $0.01 per share, or approximately $661. We expect to pay this distribution to our shareholders on or about November 14, 2024 using cash on hand.
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
As of September 30, 2024, our outstanding floating rate debt consisted of the following:

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

The ILPT Floating Rate Loan was subject to three, one year extension options as of September 30, 2024, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Mountain Floating Rate Loan is subject to two remaining one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR, we purchased interest rate caps with a SOFR strike rate equal to 2.25% for the ILPT Floating Rate Loan and 3.04% for the Mountain Floating Rate Loan. In October 2024, we exercised the first of our three, one year extension options for the maturity date of this loan. In connection with the exercise of the extension, we purchased a one year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2024, including the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Weighted Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At September 30, 2024	5.98%	$2,635,000	$159,853	$(2.43)
One percentage point increase (2)	5.98%	$2,635,000	$159,853	$(2.43)
(1)Based on the diluted weighted average common shares outstanding for the three months ended September 30, 2024.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in our weighted average interest rate percentage of our floating rate loan debt at September 30, 2024 would result in a weighted average interest rate of 6.98%, total interest expense per year of $186,568 and a decrease in annual earnings per share of $2.84.

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
Fixed Rate Debt
There have been no material changes to market interest rate risks associated with our fixed rate debt during the three and nine months ended September 30, 2024. For a discussion of market interest rate risks associated with our fixed rate debt, see “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2023 Annual Report.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions; our expectations regarding the demand for industrial properties; our future leasing activity; our leverage levels and possible future financings; our liquidity needs and sources; our capital expenditure plans and commitments; our existing and possible future joint venture arrangements; our redevelopment and construction activities and plans; our and/or our consolidated joint venture’s expected or potential exercise of extension options for the maturity date of loans; and the amount and timing of future distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2024:

				Maximum
			Total Number of	Approximate Dollar
		Weighted	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
July 1, 2024 - July 31, 2024	11,962	$3.81	—	$—
September 1, 2024 - September 30, 2024	41,040	5.07	—	—
Total	53,002	$4.78	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former officers and employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

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
Dated: October 29, 2024

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: October 29, 2024