Form 10-K
period 2024-12-31
Industrial Logistics Properties Trust
filed 2025-02-19
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $238.0 million based on the $3.68 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2024. For purposes of this calculation, an aggregate of 1,328,849 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 14, 2025: 66,144,308.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties located in Hawaii,
•Our ability to maintain high occupancy at our properties,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to purchase cost effective interest rate caps,
•Our ability to pay interest on and principal of our debt,
•Our expected capital expenditures and leasing costs,
•Our ability to maintain sufficient liquidity,
•Demand for industrial and logistics properties,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,
•Our tenant and geographic concentrations,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices we target,
(i)

•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of inflation, cost overruns, supply chain challenges, labor market conditions, construction delays or our inability to obtain necessary permits, our ability to lease space at these properties at targeted returns and volatility in the commercial real estate markets,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, to enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to complete sales without delay, or at all, pursuant to existing agreement terms,
•Non-performance by the counterparties to our interest rate caps,
•The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
2024 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a REIT organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States.
As of December 31, 2024, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states with 94.4% occupancy, including properties owned by Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture. As of December 31, 2024, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.
Our portfolio as of December 31, 2024 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	90	34 states	22,119	96.3%	34.0%	5.1
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	86.2%	28.0%	13.0
Mainland Properties	Mountain JV	61%	94	27 states	20,978	99.0%	37.7%	6.5
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	0.3%	4.9
Total / weighted average			411		59,890	94.4%	100.0%	7.8
(1)Based on annualized rental revenues as of December 31, 2024.
As of December 31, 2024, our properties located in 38 of the contiguous states, or our Mainland Properties, represented 72.0% of our annualized rental revenues and our properties located primarily on the island of Oahu, Hawaii, or our Hawaii Properties, represented 28.0% of our annualized rental revenues. We define the term annualized rental revenues used in this Annual Report on Form 10-K as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1460.
Acquisition of Monmouth Real Estate Investment Corporation
On February 25, 2022, we completed the acquisition of Monmouth Real Estate Investment Corporation, or MNR, pursuant to the merger of MNR with and into one of our wholly owned subsidiaries, or the Merger. MNR’s portfolio included 124 class A, single tenant, net leased, e-commerce focused industrial properties containing approximately 25,745,000 rentable square feet and two then committed, but not yet then completed, property acquisitions. In connection with the Merger, we entered into our consolidated joint venture with an institutional investor for 95 of the acquired MNR properties, including the two committed MNR property acquisitions, one of which was subsequently completed. Our consolidated joint venture subsequently terminated the agreement for the other committed MNR property acquisition.
Our Business and Growth Strategies
We believe our current properties provide a stable base of increasing rents. We seek to extend or enter new leases as leases approach expiration and selectively develop industrial and logistics properties in the United States.

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
Since the time, in some cases 40 to 50 years ago, certain of our Hawaii Properties’ leases were originally entered into, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we have engaged in redevelopment activities to change the character of certain properties in order to increase rents. As our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity in the near term; however, we may undertake such activities on a selective basis. Additionally, we or our predecessors have sometimes built expansions for tenants at our Mainland Properties in return for lease extensions and rent increases, and we may continue such activities on a selective basis.
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
Mainland Properties’ Leases. In general, our Mainland Properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Many of our Mainland Properties’ leases require us to maintain the roof, exterior walls, foundation and other structural elements of the buildings at our expense. However, we believe our Mainland Properties are well maintained, and we do not believe these expenses will be material to us during the remaining lease terms.
Our Mainland Properties were 97.6% leased as of December 31, 2024. We expect to have opportunities to raise rents or re-lease these properties at higher rental rates as lease expirations at these properties approach. Additionally, some of the tenant renewal options at our Mainland Properties provide for rents to be reset to fair market values, and we may be able to raise rents if and when these options are exercised. We regularly confer with tenants at our Mainland Properties to determine if they are interested in expanding or otherwise improving their leased properties in return for increased rents and extended terms.
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

Tenants representing 1% or more of our total annualized rental revenues as of December 31, 2024 were as follows (square feet in thousands):

					% of Total
				% of Total	Annualized
		No. of	Leased	Leased	Rental
Tenant (1)	Location	Properties	Square Feet (2)	Square Feet (2)	Revenues
FedEx Corporation	Various (33 States)	78	12,781	22.6%	29.1%
Amazon.com Services, Inc.	AL, IN, OK, SC, TN, VA	8	4,539	8.0%	6.8%
Home Depot U.S.A., Inc.	GA, HI	3	991	1.8%	2.3%
American Tire Distributors, Inc. (3)	CO, LA, NE, NY, OH	5	722	1.3%	1.6%
UPS Supply Chain Solutions, Inc.	NH, NY	3	794	1.4%	1.5%
Restoration Hardware, Inc.	MD	1	1,195	2.1%	1.5%
Servco Pacific, Inc.	HI	7	629	1.1%	1.4%
DHL Group	SC	1	945	1.7%	1.2%
TD SYNNEX Corporation	OH	2	939	1.7%	1.1%
Berkshire Hathaway Inc.	GA	1	832	1.5%	1.0%
		109	24,367	43.2%	47.5%
(1)Includes any applicable subsidiaries of tenant.
(2)Leased square feet is pursuant to existing leases as of December 31, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
(3)In October 2024, American Tire Distributors, Inc. filed for Chapter 11 bankruptcy. As of February 18, 2025, this tenant has no outstanding rental obligations due to us and has indicated that it does not intend to vacate any of its leases with us but may seek to modify the terms of its existing leases with us.
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
•the estimated proceeds we may receive by selling the property;
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
•the existence of alternative sources, uses or needs for capital; and
•the benefits we believe we will achieve from selling equity interests in our joint ventures or contributing additional properties to our existing joint ventures or any new joint ventures.
Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies
To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we generally are required to distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain. We expect to repay our debts, invest in our properties or fund acquisitions, developments or redevelopments by utilizing future financing arrangements, selling properties and/or joint venture interests and issuing equity or debt securities or using retained cash from operations that may exceed distributions paid. We also expect that our operating and investing activities will be funded by rents from tenants at our properties in excess of planned distributions to our shareholders and by using cash on hand and proceeds from any future financing arrangements we may obtain. We will decide when and whether to issue equity, incur new debt or refinance existing debt depending primarily upon our success in operating our business and upon market conditions. Because our ability to raise capital will depend, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies. For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investing and Financing Liquidity and Resources” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 5 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We do not have policies limiting the amount of debt we may incur or the number or amount of mortgages that may be placed on our properties. Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Environmental Matters
Ownership of real estate is subject to risks associated with environmental matters. When we acquire properties, we perform environmental site assessments and where there are concerns we do additional monitoring and periodic assessments. Some of our properties are used or have been used for industrial purposes such that there may be forms of contamination present. We require our tenants to maintain compliance with environmental laws and we also monitor any known conditions and, in some cases, have set up reserves for potential environmental liabilities. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.
Competition
Owning and operating real estate is a highly competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Some of our competitors may have greater financial and other resources available to them. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For further information, see “Risk Factors—Risks Related to Our Business—We face significant competition” included in Part I, Item 1A of this Annual Report on Form 10-K.
Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by RMR, the majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.

RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to our joint ventures. As of February 18, 2025, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Our President and Chief Operating Officer, Yael Duffy, is a senior vice president of RMR and our Chief Financial Officer and Treasurer, Tiffany R. Sy, and our Vice President, Marc Krohn, are each a vice president of RMR. Other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2024, RMR had over 1,000 full time employees located at its headquarters and regional offices throughout the United States.
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
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED® designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. Government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. Our property manager, RMR, is a member of the ENERGY STAR program. As of December 31, 2024, our LEED designations and ENERGY STAR certifications were as follows:
•LEED®: Four of our properties containing approximately 1.3 million rentable square feet (2.0% and 3.0% of our eligible properties and eligible rentable square feet, respectively).

•Building Owners and Managers Association (BOMA) 360: 50 of our properties containing approximately 8.4 million rentable square feet (25.4% and 19.2% of our eligible properties and eligible rentable square feet, respectively), excluding five anticipated certifications containing approximately 1.6 million rentable square feet that have been submitted and not yet awarded.
•ENERGY STAR: Five of our properties containing approximately 687,000 rentable square feet (2.5% and 1.6% of our eligible properties and eligible rentable square feet, respectively).
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
•Diversity and Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2024, our Board of Trustees was comprised of seven Trustees, of which five were independent trustees, two, or approximately 28.6%, were female and one, or approximately 14.3%, was a member of under-represented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
For further information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities”, “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters” included in Part I, Item 1A of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Segment Information
As of December 31, 2024, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 18, 2025. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 through 2024 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income”, including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain, as well as on certain amounts attributable to cancellation of indebtedness income. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the federal corporate income tax we paid on our retained net capital.

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
(2)the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;
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
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interest in the partnerships), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
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

We have joined with certain of our subsidiary REITs in filing protective TRS elections, and we may continue to annually make such elections unless and until our ownership of these subsidiaries falls below 10%. Pursuant to these protective TRS elections, we believe that if one of these subsidiaries is not a REIT for some reason, then that subsidiary would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
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
(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)the amount by which our noncash income (e.g., cancellation of indebtedness income, imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”
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
We may elect to retain, rather than distribute, some or all of our net capital gain and certain of our cancellation of indebtedness income, if any, and pay income tax on such retained amounts. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.

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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order.
We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulations.
Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, the opinion of our counsel is not binding on either the U.S. Department of Labor or a court, and either could take a position different from that expressed by our counsel.
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•we have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above current levels for an indefinite period. Covenants and conditions contained in our debt agreements may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders and other limitations on our ability to access capital at reasonable costs or at all;
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
•unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions, changes in real estate utilization and other conditions beyond our control, may have a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
•our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements or our joint ventures could require us to provide additional capital;

•property sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of limitations in our debt agreements on our ability to sell properties securing our debt, ongoing market and economic conditions, including capital market disruptions, uncertainties surrounding interest rates and inflation, competition, or otherwise;
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
•insurance may not adequately cover our losses, and insurance costs may increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s information technology and RMR’s use of artificial intelligence;
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
The risks described below may not be the only risks we face, but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
We have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2024, our consolidated principal amount of debt was approximately $4.3 billion and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 68.6%.

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
Our debt agreements contain financial and/or operating covenants. Certain of these covenants limit our operational flexibility. For example, certain of our debt agreements require lender approval to sell the properties securing the debt, which approval is subject to us meeting certain financial thresholds that are difficult to achieve in light of current market conditions, among other things. These requirements therefore restrict our ability to reduce our leverage. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt or issuing new debt. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
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
Our business and operations may be adversely affected by market and economic volatility experienced by the United States and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions, changes in real estate utilization and other conditions beyond our control. As economic conditions in the United States may affect the demand for industrial and logistics space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Unfavorable market conditions have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.

Our business depends upon our tenants satisfying their lease obligations, which depends, to a large degree, on our tenants’ abilities to successfully operate their businesses.
Our business depends on our tenants satisfying their lease obligations. The financial capacities of our tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as uncertainties surrounding interest rates and inflation and economic downturns or a possible recession. In addition, emerging technologies and changes in consumer behaviors could reduce the demand for industrial and logistics space. The failure of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
The majority of our properties are industrial and logistics properties leased to single tenants and we have concentrations of properties leased to certain companies, which may subject us to greater risks of loss than if our properties had more industry sector and tenant diversity.
Our properties are substantially all industrial and logistics properties leased to single tenants. This concentration may expose us to the risk of economic downturns in the industrial and logistics sector to a greater extent than if we were invested in other sectors of the commercial real estate industry. Further, as of December 31, 2024, subsidiaries of FedEx Corporation, or FedEx, and subsidiaries of Amazon.com Services, Inc., or Amazon, leased 22.6% and 8.0% of our total leased square feet, respectively, and represented 29.1% and 6.8% of our total annualized rental revenues, respectively. The value of single tenant properties is materially dependent on the performance of our tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants. In addition, the default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property.
We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Due to the capital many of our single tenants have invested in the properties they lease from us and because many of these properties appear to be of strategic importance to such tenants’ businesses, we believe that it is likely that most of these tenants will renew or extend their leases prior to when they expire. However, economic conditions may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. In addition, decreased demand for industrial and logistics space may impair our ability to extend or renew our leases. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties to new tenants.
We may experience declining rents or incur significant costs to renew our leases with current tenants, lease our properties to new tenants or when our rents reset at our properties in Hawaii.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, or we may have to spend substantial amounts for tenant improvements, leasing commissions or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for those properties are terminated or are not renewed, we may be required to renovate those properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease those properties to new tenants. In addition, some of our Hawaii Properties require the rents to be reset periodically based on fair market values, which could result in rental increases or decreases. When we reset rents at our Hawaii Properties, our rents may decrease. Further, with respect to certain long-term leases, the contracted rent adjustments may not keep pace with inflation.

We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We may seek to develop, redevelop or reposition certain of our properties, which could subject us to certain associated risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all. While the rate of inflation has declined significantly in 2024, it remains above historic levels, and the global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits. It is uncertain whether inflation will decline, remain relatively steady or increase; however, some market forecasts indicate that inflation rates may remain elevated for a prolonged period. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, decreased demand for industrial and logistics space, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and may negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
We face significant competition.
We face significant competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. In addition, strong demand for industrial and logistics properties in recent years encouraged new development of these properties; however, such development has slowed. If the development of new industrial and logistics properties exceeds the increase in demand, our existing properties may be unable to successfully compete for tenants with newer developed buildings and our income and the values of our properties may decline. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
We also face competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. We believe that the growth in e-commerce sales will continue to result in strong demand and increase the competition for industrial real estate. Some of our competitors may have greater financial resources than us, and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants and guarantors and the extent of leverage used in their capital structure. Due to competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
REIT distribution requirements and limitations on our ability to access capital at reasonable costs or at all may adversely impact our ability to carry out our growth strategies.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, high interest rates and other market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our growth strategies.

We face challenges from uncertainties regarding interest rates, and sustained high interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
In response to significant increases in inflation, the U.S. Federal Reserve raised interest rates multiple times during 2022 and 2023, which has significantly increased our interest expense. The U.S. Federal Reserve cut interest rates three times in late 2024, and it may further reduce interest rates, increase interest rates or maintain current interest rates. Interest rates remain high compared to historical levels, and high interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates. Our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. At current interest rate levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under certain of our debt require interest to be paid at floating interest rates. High interest rates have significantly increased our borrowing costs with respect to our floating rate debt, including the costs of any required interest rate caps, which adversely affects our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our debts when they become due and our ability to pay distributions to our shareholders. Additionally, we cannot be sure that our current or any future interest rate risk hedges will be effective or that our hedging counterparties will meet their obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, such as they are currently, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.
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
Our growth strategies include the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•our liquidity;
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
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns; and
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination, or our analyses and assumptions for the properties may prove to be incorrect.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our growth strategy to acquire additional properties may not succeed or may cause us to experience losses.
A significant number of our properties are located on the island of Oahu, Hawaii, and we are exposed to risks as a result of this geographic concentration.
A significant number of our properties are located on the island of Oahu, Hawaii, which creates geographic concentration risks. Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, as well as possible sea rise as a result of climate change, which could cause damage to our properties, affect our Hawaii tenants’ abilities to pay rent to us and cause the values of our properties and our securities to decline. Further, the operating results and values of our Hawaii Properties can be impacted by local market conditions, including economic downturns or a possible recession as a result of inflationary conditions or otherwise, as well as possible government action that may limit our ability to increase rents.
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
While our leases generally require our tenants to operate in compliance with applicable laws and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable laws may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. As of December 31, 2024, we had reserved approximately $6.8 million for potential environmental liabilities arising at our properties. We may incur substantial liabilities and costs for environmental matters.

We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). We own a significant number of properties in the southeastern United States which has been increasingly impacted by severe weather and rising sea levels in recent years. Severe weather events and climatic conditions could also adversely impact us and the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change and we may not realize desirable returns on those investments.
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
We plan to selectively sell certain properties or other assets from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Certain of our debt agreements require lender approval to sell the properties securing the debt; approval is subject to us meeting certain financial thresholds that are difficult to achieve in light of current market conditions, among other things. These requirements therefore restrict our ability to sell properties and reduce our leverage. Our ability to sell properties or other assets, including additional equity interests in our consolidated joint venture, and the prices we may receive for any such sales, may also be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, the availability of financing to potential purchasers on reasonable terms, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges, economic downturns or a possible recession and labor market conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with high interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may be prohibited from selling properties under provisions of our debt agreements or otherwise may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or possible financing sources, believe appropriate, we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
Insurance may not adequately cover our losses, and insurance costs may increase.
Our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. The costs of insurance may increase which may have an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
Changes in global supply chain conditions and emerging technologies may result in reduced demand for industrial and logistics properties.
In recent years, the global economy, including the U.S. economy, experienced supply chain disruptions, and these supply chain challenges reduced the availability of goods and materials, which caused price inflation and increased the time from order to receipt of goods and materials. Although supply chain conditions have since stabilized, we cannot assure that there will not be future, similar supply chain disruptions. In addition, increasing market and government concerns about climate change may cause changes in the process for manufacturing, producing and transporting of goods and materials. Market and governmental responses to supply chain challenges and climate change could result in reduced transporting of goods and lower demand for industrial and logistics properties. For example, if increased nearshoring of manufacturing, decreased global trade and increased localization of commercial ecosystems occur, there may be reduced volume of, and travel distance for, transporting goods, which may reduce demand for our properties. In addition, emerging technologies could reduce the demand for industrial and logistics properties. For example, if 3D printing technology, which allows for more localized manufacture and production of products, expands and gains wide market acceptance, the demand for transporting and storing goods at our properties may decrease and other technological changes could be developed and adopted in the future that have a similar effect. If so, our properties may decline in value and our business, operations and financial condition could be adversely impacted.

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
During 2022, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share to enhance our liquidity until our leverage profile otherwise improves, subject to applicable REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as uncertainties surrounding interest rates and inflation and economic downturns or a possible recession, on our business, results of operations and liquidity; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our funds from operations, or FFO, attributable to common shareholders, normalized funds from operations, or Normalized FFO, attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, the then current and expected needs for and availability of cash to pay our obligations and fund our investments, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, our dividend yield compared to the dividend yields of other REITs and our expectation of future capital requirements and operating performance.
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
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s or other third parties’ information technology networks and systems or operations. Although most of RMR’s staff work from its offices for a majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s ability to maintain the security, proper function and availability of its information technology and systems since remote working by its employees could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.

The SEC has adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures. In addition, the SEC has indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
Any failure by RMR or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR is incorporating artificial intelligence, or AI, into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and increased regulatory costs and adversely affect our results of operations.
RMR has begun using AI and machine learning technologies to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI technology is continuously evolving, and RMR may adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI presents emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI becomes controversial, it may experience brand or reputational harm, competitive harm or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There remains a continued focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. For example, the SEC has adopted climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.

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
Our manager, RMR, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
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
Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer and employee of RMR, and Yael Duffy, our President and Chief Operating Officer, and Tiffany R. Sy, our Chief Financial Officer and Treasurer, and Marc Krohn, our Vice President, are also officers and employees of RMR. Mr. Jordan is also a managing trustee of Seven Hills Realty Trust, or SEVN, and Ms. Duffy is also the president and chief operating officer of Office Properties Income Trust, or OPI. Messrs. Portnoy and Jordan and Mses. Duffy and Sy have duties to RMR, Mr. Jordan has duties to SEVN and Ms. Duffy has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
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
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This restriction is intended to, among other purposes, assist with our REIT compliance under the IRC. Further, our bylaws contain provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. This ownership limitation in our bylaws is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these restrictions in our declaration of trust and bylaws promote orderly governance. However, these restrictions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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
Our bylaws currently provide that other than any action arising under the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, manager or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; and (5) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States, to the fullest extent permitted by law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.
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
Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends”.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We rely on the information technology and systems maintained by our manager, RMR, and rely on our manager to identify, assess and manage material risks from cybersecurity threats. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s chief information officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. We have not been materially affected and do not believe we are reasonably likely to be materially affected by any risks from cybersecurity threats, including as a result of previous incidents.
Item 2. Properties
As of December 31, 2024, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii and 185 properties containing approximately 43,161,000 rentable square feet that were industrial and logistics properties located in 38 other states in the mainland United States, which included 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain JV in which we own a 61% equity interest.

The following table provides certain information about our properties as of December 31, 2024 (dollars in thousands):

		Undepreciated	Depreciated
	Number of	Carrying	Carrying
State	Properties	Value (1)	Value (1)	Encumbrances (2)
Alabama	4	$126,874	$115,515	$91,728
Arizona	1	31,518	27,714	23,500
Arkansas	1	4,385	3,521	4,240
Colorado	7	78,890	68,337	88,170
Connecticut	3	22,674	17,839	19,533
Florida	15	360,974	331,789	296,191
Georgia	8	394,271	365,681	196,550
Hawaii	226	639,311	609,987	862,930
Idaho	1	5,216	4,040	5,480
Illinois	11	131,059	118,188	92,705
Indiana	9	349,453	313,847	234,539
Iowa	4	30,100	19,858	31,269
Kansas	5	137,186	125,973	97,695
Kentucky	4	113,038	102,360	89,435
Louisiana	3	44,430	38,879	31,096
Maryland	2	107,211	87,382	108,690
Michigan	5	166,479	146,754	98,240
Minnesota	3	32,467	27,657	33,296
Mississippi	4	91,779	83,518	51,164
Missouri	7	71,180	62,982	53,421
Nebraska	2	17,959	15,101	19,130
Nevada	2	36,648	29,545	43,330
New Hampshire	1	49,254	42,155	72,550
New Jersey	4	215,685	193,745	131,264
New York	5	79,464	69,702	70,203
North Carolina	5	174,086	160,661	107,969
North Dakota	1	3,923	3,124	3,180
Ohio	20	449,344	394,842	329,785
Oklahoma	6	101,791	93,685	81,451
Pennsylvania	3	54,202	49,164	33,985
South Carolina	10	308,514	267,471	297,620
South Dakota	1	17,402	14,975	18,750
Tennessee	6	184,401	156,382	181,218
Texas	10	294,149	270,663	210,778
Utah	2	22,825	20,208	24,490
Vermont	1	48,563	45,423	40,965
Virginia	6	124,314	102,502	104,689
Washington	1	30,216	28,363	10,019
Wisconsin	2	29,150	26,967	16,581
Total	411	$5,180,385	$4,656,499	$4,307,829
(1)Excludes the value of real estate related intangibles.
(2)Certain of our properties are encumbered by mortgage debts. For purposes of this table, the total principal balance of a mortgage debt that is secured by certain of our properties is allocated among such properties based on each property’s balance as stated in the applicable loan agreements.
For further information regarding our joint ventures and our mortgages, see Notes 3 and 5 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
As of February 14, 2025, there were 1,596 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2024:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	of Programs	Programs
December 1, 2024 - December 31, 2024	114	$3.62	—	$—
Total	114	$3.62	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO and Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, the then current and expected needs for and availability of cash to pay our obligations and fund our investments, limitations in our debt agreements, our availability of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other REITs and our expectation of future capital requirements and operating performance. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2024, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states with 94.4% occupancy leased to over 300 different tenants. As of December 31, 2024, we also owned a 22% equity interest in the unconsolidated joint venture.
We believe customer service expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, uncertainties surrounding interest rates and inflation in the United States and globally, and global geopolitical hostilities and tensions, have given rise to economic uncertainty and have caused disruptions in the financial markets. These conditions have increased our cost of capital and negatively impacted our ability to reduce leverage, and if continued, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to and would likely increase our cost of capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.

Our portfolio as of December 31, 2024 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	90	34 states	22,119	96.3%	34.0%	5.1
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	86.2%	28.0%	13.0
Mainland Properties	Mountain JV	61%	94	27 states	20,978	99.0%	37.7%	6.5
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	0.3%	4.9
Total / weighted average			411		59,890	94.4%	100.0%	7.8
(1)Based on annualized rental revenues as of December 31, 2024.
Property Operations
Occupancy and rental rate data for our portfolio as of December 31, 2024 and 2023 were as follows (square feet in thousands):

	As of December 31,
	2024	2023
Total properties	411	411
Total rentable square feet (1)	59,890	59,951
Percent leased (2)	94.4%	98.8%
Average effective rental rates per square feet (3)	$7.71	$7.39
(1)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(2)Leased square feet is pursuant to existing leases as of December 31, 2024, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
(3)Represents total rental income divided by the average rentable square feet leased during the periods specified for our properties.
Mainland Properties. We generally will seek to renew or extend the terms of leases for our Mainland Properties as their expirations approach. A majority of the leases for our Mainland Properties include periodic set dollar amount or percentage increases that increase the cash rent payable to us. Due to the capital that many of the tenants in our Mainland Properties have invested in these properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to their expirations. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties and the terms of any new leases we enter into may be less favorable to us than the terms of our existing leases for those properties.
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
During the year ended December 31, 2024, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	Year Ended December 31, 2024
	New Leases	Renewals	Totals
Square feet leased during the period	328	5,663	5,991
Weighted average rental rate change (by rentable square feet)	40.0%	16.0%	18.0%
Weighted average lease term by square feet (years)	18.4	6.1	6.8
Total leasing costs and concession commitments (1)	$2,932	$6,343	$9,275
Total leasing costs and concession commitments per square foot (1)	$8.96	$1.12	$1.55
Total leasing costs and concession commitments per square foot per year (1)	$0.49	$0.18	$0.23
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the year ended December 31, 2024, we completed rent resets for approximately 106,000 square feet of land at our Hawaii Properties at rental rates that were 27.5% higher than prior rental rates.
The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of December 31, 2024:

Annualized
Rental Revenues
Scheduled to Reset
2025	$1,010
2026	1,316
2027	805
2028	—
2029	8,517
Thereafter	11,225
Total	$22,873
As of December 31, 2024, our lease expirations by year were as follows (square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %		Annualized	% of Total
		Leased	Leased	of Total	Annualized	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2025	30	2,801	5.0%	5.0%	$15,005	3.4%	3.4%
2026	30	3,504	6.2%	11.2%	23,185	5.3%	8.7%
2027	43	8,306	14.7%	25.9%	51,780	11.8%	20.5%
2028	41	6,220	11.0%	36.9%	46,815	10.7%	31.2%
2029	38	6,879	12.2%	49.1%	45,380	10.3%	41.5%
Thereafter	206	28,847	50.9%	100.0%	256,889	58.5%	100.0%
Total	388	56,557	100.0%		$439,054	100.0%

Weighted average remaining lease term (in years)		7.0			7.8
(1)Leased square feet is pursuant to existing leases as of December 31, 2024 and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of December 31, 2024, subsidiaries of FedEx and Amazon leased 22.6% and 8.0% of our total leased square feet, respectively, and represented 29.1% and 6.8% of our total annualized rental revenues, respectively.

As of December 31, 2024, $15,005, or 3.4%, of our annualized rental revenues are included in leases scheduled to expire by December 31, 2025 and 5.6% of our rentable square feet are currently vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 (dollars and share amounts in thousands, except per share data)

	Comparable				Non-Comparable
	Properties Results				Properties Results			Consolidated Results
	Year Ended December 31, (1)				Year Ended December 31, (2)			Year Ended December 31,
			$	%			$			$	%
	2024	2023	Change	Change	2024	2023	Change	2024	2023	Change	Change

Rental income	$442,322	$437,233	$5,089	1.2%	$—	$105	$(105)	$442,322	$437,338	$4,984	1.1%

Operating expenses:
Real estate taxes	62,561	60,022	2,539	4.2%	2	31	(29)	62,563	60,053	2,510	4.2%
Other operating expenses	38,513	38,151	362	0.9%	34	41	(7)	38,547	38,192	355	0.9%
Total operating expenses	101,074	98,173	2,901	3.0%	36	72	(36)	101,110	98,245	2,865	2.9%

NOI (3)	$341,248	$339,060	$2,188	0.6%	$(36)	$33	$(69)	341,212	339,093	2,119	0.6%

Other expenses:
Depreciation and amortization								171,987	178,728	(6,741)	(3.8)%
General and administrative								30,454	31,164	(710)	(2.3)%
Acquisition and other transaction related costs								—	287	(287)	(100.0)%
Loss on impairment of real estate								—	156	(156)	(100.0)%
Total other expenses								202,441	210,335	(7,894)	(3.8)%
Interest income								11,427	7,911	3,516	44.4%
Interest expense								(292,536)	(288,537)	(3,999)	1.4%
Gain on sale of real estate								—	1,710	(1,710)	(100.0)%
Loss on early extinguishment of debt								—	(359)	359	(100.0)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(142,338)	(150,517)	8,179	(5.4)%
Income tax expense								(162)	(104)	(58)	55.8%
Equity in earnings of unconsolidated joint venture								5,332	902	4,430	n/m
Net loss								(137,168)	(149,719)	12,551	(8.4)%
Net loss attributable to noncontrolling interest								41,499	41,730	(231)	(0.6)%
Net loss attributable to common shareholders								$(95,669)	$(107,989)	$12,320	(11.4)%

Weighted average common shares outstanding (basic and diluted)								65,697	65,430	267	0.4%

Net loss per share attributable to common shareholders (basic and diluted)								$(1.46)	$(1.65)	$0.19	(11.5)%
n/m - not meaningful
(1)Consists of properties that we owned continuously since January 1, 2023.
(2)Consists of two properties we disposed since January 1, 2023.
(3)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures".
References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2024 to the year ended December 31, 2023. For a comparison of consolidated results for the year ended December 31, 2023 to the year ended December 31, 2022, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Rental income. Rental income increased primarily due to our leasing activity and an increase in tenant reimbursement income driven by higher real estate taxes at certain of our properties in 2024.

Real estate taxes. Real estate taxes increased primarily due to higher assessed values at certain of our properties and the expiration of a payment in lieu of taxes program at one of our Mainland Properties, partially offset by an abatement at one of our Mainland Properties in 2023.
Other operating expenses. Other operating expenses increased primarily due to increases in insurance and utility costs at certain of our properties, partially offset by decreased expense reimbursements to RMR as compared to 2023.
Depreciation and amortization. The decrease in depreciation and amortization reflects the impact of certain acquired real estate leases fully amortizing in 2024, partially offset by increased depreciation and amortization related to improvements and lease renewals at certain of our properties as compared to 2023.
General and administrative. The decrease in general and administrative expenses is primarily due to refunds of franchise and transfer taxes and professional fees, partially offset by increases in our trustee share awards and in our business management fees during 2024.
Acquisition and other transaction related costs. During 2023, our consolidated joint venture incurred costs related to a committed MNR property acquisition which was later terminated. We also incurred costs related to a property that was classified as held for sale and subsequently reclassified to held and used during 2023.
Loss on impairment of real estate. During 2023, we recognized a loss on impairment of real estate on one property that was classified as held for sale.
Interest income. The increase in interest income is primarily due to higher average cash balances during 2024, as compared to 2023.
Interest expense. The increase in interest expense is primarily due to increased amortization related to the cost of the interest rate cap purchased by our consolidated joint venture in 2024 and refinancing activities by our consolidated joint venture in 2023, partially offset by decreased interest costs and amortization of debt issuance costs related to our and our consolidated joint venture’s floating rate loans.
Gain on sale of real estate. During 2023, we recognized a gain on sale of real estate of $2,684 as a result of the sale of two properties in Asheville, NC and Mesquite, TX, partially offset by a loss on sale of real estate of $974 as a result of the sale of a portion of a land parcel in Everett, WA.
Loss on early extinguishment of debt. Loss on early extinguishment of debt relates to prepayment penalties incurred by our consolidated joint venture related to refinancing activities in 2023.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.
Non-GAAP Financial Measures (dollars in thousands, except per share data)
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules including, NOI, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net loss or net loss attributable to common shareholders, as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net loss and net loss attributable to common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net loss and net loss attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.

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
The following table presents the reconciliation of net loss to NOI for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net loss	$(137,168)	$(149,719)
Equity in earnings of unconsolidated joint venture	(5,332)	(902)
Income tax expense	162	104
Loss before income taxes and equity in earnings of unconsolidated joint venture	(142,338)	(150,517)
Loss on early extinguishment of debt	—	359
Gain on sale of real estate	—	(1,710)
Interest expense	292,536	288,537
Interest income	(11,427)	(7,911)
Loss on impairment of real estate	—	156
Acquisition and other transaction related costs	—	287
General and administrative	30,454	31,164
Depreciation and amortization	171,987	178,728
NOI	$341,212	$339,093
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding (i) any recovery or loss on impairment of real estate, (ii) any gain or loss on sale of real estate and (iii) equity in earnings of unconsolidated joint venture; (2) plus (i) real estate depreciation and amortization and (ii) our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interest; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain nonrecurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any.
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, the then current and expected needs for and availability of cash to pay our obligations and fund our investments, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other REITs and our expectation of future capital requirements and operating performance. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Net loss attributable to common shareholders	$(95,669)	$(107,989)
Equity in earnings of unconsolidated joint venture	(5,332)	(902)
Gain on sale of real estate	—	(1,710)
Loss on impairment of real estate	—	156
Depreciation and amortization	171,987	178,728
Share of FFO from unconsolidated joint venture	5,879	5,783
FFO adjustments attributable to noncontrolling interest	(41,510)	(43,031)
FFO attributable to common shareholders	35,355	31,035
Loss on early extinguishment of debt	—	359
Acquisition and other transaction related costs	—	287
Normalized FFO adjustments attributable to noncontrolling interest	—	(140)
Normalized FFO attributable to common shareholders	$35,355	$31,541

Weighted average common shares outstanding (basic and diluted)	65,697	65,430

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(1.46)	$(1.65)
FFO attributable to common shareholders	$0.54	$0.47
Normalized FFO attributable to common shareholders	$0.54	$0.48
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of December 31, 2024, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 76.7% of our annualized rental revenues and only 3.4% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows included in Part IV, Item 15 of this Annual Report on Form 10-K:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$245,723	$140,780
Net cash provided by (used in):
Operating activities	1,963	6,059
Investing activities	16,420	67,740
Financing activities	(21,626)	31,144
Total	(3,243)	104,943
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$242,480	$245,723

The decrease in net cash provided by operating activities for the year ended December 31, 2024 compared to 2023 is primarily due to the timing of payables in 2024, partially offset by higher cash flows from our properties. The decrease in net cash provided by investing activities for the year ended December 31, 2024 compared to 2023 is primarily due to costs associated with the purchase of interest rate caps for an aggregate of $43,150 in 2024 and proceeds from sales of real estate and distributions from the unconsolidated joint venture in 2023, partially offset by a reduction in real estate improvements and increased proceeds from the settlement of our interest rate caps in 2024. The change in net cash used in financing activities for the year ended December 31, 2024 compared to net cash provided by financing activities for 2023 was primarily due to our consolidated joint venture’s refinancing activities related to certain of its mortgage notes payable in 2023.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control our operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of December 31, 2024, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $131,706. To maintain our qualification for taxation as a REIT under the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of offerings of equity or debt securities to fund our distributions to our shareholders.
When our debt approaches maturity or we desire to reduce our leverage or refinance debt, we intend to explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating or selling equity interests in joint ventures or selling properties. Further, any issuances of our equity securities may be dilutive to our existing shareholders. We may also assume mortgage loans or incur debt in connection with future acquisitions, developments and redevelopments. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations. We expect to fund any future property acquisitions, developments and redevelopments with proceeds we may receive in connection with any additional properties we may sell to our joint ventures, equity contributions from any third party investors in our joint ventures or any future joint ventures, net proceeds from offerings of equity or debt securities and cash on hand.
Real Estate Activities
In 2023, we received gross proceeds of $25,460, excluding closing costs of $1,160, and recognized a net gain on sale of real estate of $1,710 as a result of the sale of two properties and a portion of a land parcel.
During the years ended December 31, 2024 and 2023, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2024	2023
Tenant improvements (1)	$1,935	$3,316
Leasing costs (1)	6,271	5,082
Building improvements (2)	8,993	6,779
Development, redevelopment and other activities (3)	—	8,086
	$17,199	$23,263
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(3)Includes capital expenditure projects that reposition a property or result in new sources of revenues.

As of December 31, 2024, committed, but unspent, tenant related obligations based on existing leases were $3,910, all of which are expected to be spent during the next 12 months.
For further information regarding real estate activities, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our consolidated financial statements. We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $3,960 and $9,900 for the years ended December 31, 2024 and 2023, respectively.
For further information regarding these joint ventures, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Indebtedness
As of December 31, 2024, we had an aggregate principal amount of $4,307,829 of indebtedness, including (1) our $1,235,000 loan, or the ILPT Floating Rate Loan, (2) our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, (3) our $700,000 mortgage loan and (4) our $650,000 mortgage loan, with maturity dates after giving effect to potential exercises of all extension options between 2027 and 2038.

The ILPT Floating Rate Loan is secured by 104 of our properties, matures in October 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. In October 2024, we exercised the first of our three, one year extension options for the maturity date of this loan. In connection with the exercise of the extension, we purchased a one year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
The Mountain Floating Rate Loan is secured by 82 properties, matures in March 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, our consolidated joint venture exercised the first of its three, one year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. Subject to the satisfaction of certain conditions, we have the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium. In February 2025, our consolidated joint venture provided notice to exercise the second extension option for the maturity of the Mountain Floating Rate Loan and in connection therewith purchased a one year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%.
The weighted average interest rates under our floating rate loans for the years ended December 31, 2024 and 2023 were as follow:

	Year Ended December 31,
	2024	2023
ILPT Floating Rate Loan (1)	6.26%	6.18%
Mountain Floating Rate Loan (2)	5.88%	6.17%
(1)Reflects the impact of interest rate caps with a current SOFR strike rate equal to 2.78%, which replaced the previous strike rate equal to 2.25% in October 2024.
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

The agreements and related documents governing the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of December 31, 2024, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness and interest rate caps, see Notes 5 and 11 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Distributions
During the year ended December 31, 2024, we paid quarterly cash distributions to our shareholders totaling $2,638 using cash on hand.
On January 16, 2025, we declared a regular quarterly distribution to common shareholders of record on January 27, 2025 of $0.01 per share, or approximately $661, and we expect to pay this distribution on or about February 20, 2025 using cash on hand.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 9 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our other filings with the SEC, including our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2024. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Critical Accounting Estimates
Our critical accounting estimates are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting estimates involve our investments in real property. These estimates affect our:
•allocation of purchase prices for property acquisitions between various asset categories, including allocations to above and below market leases and the related impact on the recognition of rental income and depreciation and amortization expenses; and
•assessment of the carrying values and impairments of our properties.
We allocate the cost of each property acquired to various property components and each component generally has a different useful life. We record building, land and improvements, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and tenant relationships at their relative fair value. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.
We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to seven years for personal property. We do not depreciate the allocated cost of land. We amortize above market lease values as a reduction to rental income over the terms of the respective leases. We amortize below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in-place leases, exclusive of the value of above market and below market acquired in-place leases, to depreciation and amortization over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are amortized in full at that time. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate rental income and depreciation and amortization over future periods.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant's financial condition (which may be affected by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations, we may record an impairment that is inappropriate or fail to record an impairment when we should have done so, or the amount of any such impairment may be inaccurate.
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

Floating Rate Debt
As of December 31, 2024, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance	Rate (1)	Expense	Maturity	Due
ILPT Floating Rate Loan	$1,235,000	6.71%	$84,019	10/09/2025	Monthly
Mountain Floating Rate Loan	1,400,000	5.81%	82,470	03/09/2025	Monthly
Total / weighted average	$2,635,000	6.32%	$166,489
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate caps.

The ILPT Floating Rate Loan has two remaining one year extension options and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Mountain Floating Rate Loan has two remaining one year extension options and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR and as required under the applicable loan agreements, we purchased an interest rate cap with a current SOFR strike rate equal to 2.78% for the ILPT Floating Rate Loan and our consolidated joint venture purchased an interest rate cap with a current SOFR strike rate equal to 3.04% for the Mountain Floating Rate Loan. In February 2025, our consolidated joint venture provided notice to exercise the second extension option for the maturity of the Mountain Floating Rate Loan and in connection therewith purchased a one year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2024, including the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
	Weighted		Total Interest	Annual
	Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At December 31, 2024	6.32%	$2,635,000	$166,489	$(2.53)
One percentage point increase (2)	6.32%	$2,635,000	$166,489	$(2.53)
(1)Based on the diluted weighted average common shares outstanding for the year ended December 31, 2024.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in our weighted average interest rate percentage of our floating rate loan debt at December 31, 2024 would result in a weighted average interest rate of 7.32%, total floating rate interest expense per year of $195,517 and a decrease in annual earnings per share of $2.98.
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

Fixed Rate Debt
At December 31, 2024, our outstanding fixed rate debt consisted of the following mortgage notes:

	Number of		Annual	Annual		Interest
	Properties	Principal	Interest	Interest		Payments
Entity	Secured By	Balance	Rate (1)	Expense	Maturity	Due
ILPT	186	$650,000	4.31%	$28,015	02/07/2029	Monthly
ILPT	17	700,000	4.42%	30,940	03/09/2032	Monthly
Mountain JV	4	91,000	6.25%	5,688	06/10/2030	Monthly
Mountain JV	1	10,020	3.67%	368	05/01/2031	Monthly
Mountain JV	1	11,636	4.14%	482	07/01/2032	Monthly
Mountain JV	1	26,200	4.02%	1,053	10/01/2033	Monthly
Mountain JV	1	36,684	4.13%	1,515	11/01/2033	Monthly
Mountain JV	1	22,637	3.10%	702	06/01/2035	Monthly
Mountain JV	1	36,655	2.95%	1,081	01/01/2036	Monthly
Mountain JV	1	41,491	4.27%	1,772	11/01/2037	Monthly
Mountain JV	1	46,506	3.25%	1,511	01/01/2038	Monthly
Total / weighted average		$1,672,829	4.37%	$73,127
(1)The annual interest rate is the rate stated in the applicable contract.
Our $650,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $16,728.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite recent reductions by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase. Based on the balances outstanding at December 31, 2024 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $78,250.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2024, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2024 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2024, none of our Trustees and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
We have adopted comprehensive insider trading policies and procedures that apply to trustees, directors, officers and employees, as applicable, of us and RMR. These policies are designed to prevent trading on the basis of material nonpublic information and to ensure compliance with applicable securities laws. The policies include provisions for pre-clearance of trades, blackout periods and the establishment of Rule 10b5-1 trading plans. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

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
The following table is as of December 31, 2024:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securityholders - 2018 Plan	None.	None.	2,855,692 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	2,855,692
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
Significant Tenant
FedEx leased 39.4% of our gross real estate assets as of December 31, 2024.
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

19.1	Insider Trading Policies and Procedures. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

99.1	Letter Agreement, dated as of January 29, 2019, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s investments in real estate properties were $4.7 billion, net of accumulated depreciation of $523.9 million as of December 31, 2024. The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis for each real estate asset or group of assets with impairment indicators included the following among others:
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
February 18, 2025
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Industrial Logistics Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 18, 2025

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Real estate properties:
Land	$1,113,711	$1,113,723
Buildings and improvements	4,066,674	4,055,829
Total real estate properties, gross	5,180,385	5,169,552
Accumulated depreciation	(523,886)	(397,454)
Total real estate properties, net	4,656,499	4,772,098
Investment in unconsolidated joint venture	116,732	115,360
Acquired real estate leases, net	199,193	243,521
Cash and cash equivalents	131,706	112,341
Restricted cash and cash equivalents	110,774	133,382
Rents receivable, including straight line rents of $104,730 and $94,309, respectively	129,162	119,170
Other assets, net	62,265	67,803
Total assets	$5,406,331	$5,563,675

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,300,537	$4,305,941
Accounts payable and other liabilities	76,753	72,455
Assumed real estate lease obligations, net	14,937	18,534
Due to related persons	4,774	4,966
Total liabilities	4,397,001	4,401,896

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,144,308 and 65,843,387 shares issued and outstanding, respectively	661	658
Additional paid in capital	1,017,382	1,015,777
Cumulative net (deficit) income	(86,473)	9,196
Cumulative other comprehensive (loss) income	(1,065)	10,171
Cumulative common distributions	(368,486)	(365,848)
Total equity attributable to common shareholders	562,019	669,954
Noncontrolling interest	447,311	491,825
Total equity	1,009,330	1,161,779
Total liabilities and equity	$5,406,331	$5,563,675
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Rental income	$442,322	$437,338	$388,151

Expenses:
Real estate taxes	62,563	60,053	50,624
Other operating expenses	38,547	38,192	30,855
Depreciation and amortization	171,987	178,728	160,982
General and administrative	30,454	31,164	32,877
Acquisition and other transaction related costs	—	287	586
Loss on impairment of real estate	—	156	100,747
Total expenses	303,551	308,580	376,671

Interest and other income	11,427	7,911	2,663
Interest expense	(292,536)	(288,537)	(280,051)
Gain (loss) on sale of real estate	—	1,710	(10)
Loss on equity securities	—	—	(5,758)
Loss on early extinguishment of debt	—	(359)	(22,198)
Loss before income taxes and equity in earnings of unconsolidated joint venture	(142,338)	(150,517)	(293,874)
Income tax expense	(162)	(104)	(45)
Equity in earnings of unconsolidated joint venture	5,332	902	7,078
Net loss	(137,168)	(149,719)	(286,841)
Net loss attributable to noncontrolling interest	41,499	41,730	60,118
Net loss attributable to common shareholders	(95,669)	(107,989)	(226,723)

Other comprehensive income (loss):
Unrealized (loss) gain on derivatives	(13,925)	(17,999)	30,194
Less: unrealized loss (gain) on derivatives attributable to noncontrolling interest	2,689	6,267	(8,291)
Other comprehensive (loss) income attributable to common shareholders	(11,236)	(11,732)	21,903
Comprehensive loss attributable to common shareholders	$(106,905)	$(119,721)	$(204,820)

Weighted average common shares outstanding (basic and diluted)	65,697	65,430	65,248

Net loss per share attributable to common shareholders (basic and diluted)	$(1.46)	$(1.65)	$(3.47)
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net Income	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	(Deficit)	Income (Loss)	Distributions	Shareholders	Interest	Equity
Balance at December 31, 2021	65,404,592	$654	$1,012,224	$343,908	$—	$(318,744)	$1,038,042	$—	$1,038,042
Net loss	—	—	—	(226,723)	—	—	(226,723)	(60,118)	(286,841)
Share grants, repurchases and forfeitures	163,553	2	1,977	—	—	—	1,979	—	1,979
Distributions to common shareholders	—	—	—	—	—	(44,477)	(44,477)	—	(44,477)
Other comprehensive income	—	—	—	—	21,903	—	21,903	8,291	30,194
Contributions from noncontrolling interest	—	—	—	—	—	—	—	593,239	593,239
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,365)	(1,365)
Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(107,989)	—	—	(107,989)	(41,730)	(149,719)
Share grants, repurchases and forfeitures	275,242	2	1,576	—	—	—	1,578	—	1,578
Distributions to common shareholders	—	—	—	—	—	(2,627)	(2,627)	—	(2,627)
Other comprehensive loss	—	—	—	—	(11,732)	—	(11,732)	(6,267)	(17,999)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(225)	(225)
Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(95,669)	—	—	(95,669)	(41,499)	(137,168)
Share grants, repurchases and forfeitures	300,921	3	1,605	—	—	—	1,608	—	1,608
Distributions to common shareholders	—	—	—	—	—	(2,638)	(2,638)	—	(2,638)
Other comprehensive loss	—	—	—	—	(11,236)	—	(11,236)	(2,689)	(13,925)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(326)	(326)
Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019	$447,311	$1,009,330
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(137,168)	$(149,719)	$(286,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	126,525	125,262	106,236
Amortization of interest rate caps	42,883	24,578	1,028
Net amortization of debt issuance costs, premiums and discounts	12,946	26,922	96,974
Amortization of acquired real estate leases and assumed real estate lease obligations	40,731	49,935	48,570
Amortization of deferred leasing costs	3,184	2,440	1,675
Straight line rental income	(10,421)	(13,599)	(11,538)
(Gain) loss on sale of real estate	—	(1,710)	10
Loss on impairment of real estate	—	156	100,747
Loss on early extinguishment of debt	—	359	22,198
Loss on equity securities	—	—	5,758
Proceeds from settlement of derivatives	(65,268)	(56,915)	—
General and administrative expenses paid in common shares	1,920	1,741	2,221
Distributions of earnings from unconsolidated joint venture	3,960	3,960	5,282
Equity in earnings of unconsolidated joint venture	(5,332)	(902)	(7,078)
Change in assets and liabilities:
Rents receivable	429	1,440	(19,596)
Other assets	(11,302)	(9,951)	11,931
Accounts payable and other liabilities	(932)	1,920	3,034
Due to related persons	(192)	142	2,640
Net cash provided by operating activities	1,963	6,059	83,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	—	(3,589,389)
Real estate improvements	(5,698)	(19,415)	(17,732)
Purchase of interest rate caps	(43,150)	—	—
Proceeds from sale of equity securities	—	—	140,792
Distributions in excess of earnings from unconsolidated joint venture	—	5,940	20,460
Proceeds from sale of real estate	—	24,300	—
Proceeds from settlement of derivatives	65,268	56,915	—
Net cash provided by (used in) investing activities	16,420	67,740	(3,445,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	—	91,000	3,335,000
Repayment of mortgage notes payable	(18,116)	(55,418)	(18,070)
Proceeds from secured bridge loan facility	—	—	1,385,158
Repayment of secured bridge loan facility	—	—	(1,385,158)
Borrowings under revolving credit facility	—	—	3,000
Repayments of revolving credit facility	—	—	(185,000)
Payment of debt issuance costs	(234)	(1,423)	(211,996)
Proceeds from sale of interest rate cap	—	—	7,740
Distributions to common shareholders	(2,638)	(2,627)	(44,477)
Proceeds from sale of noncontrolling interest, net	—	—	589,411
Repurchase of common shares	(312)	(163)	(242)
Distributions to noncontrolling interest	(326)	(225)	(1,365)
Net cash (used in) provided by financing activities	(21,626)	31,144	3,474,001

(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(3,243)	104,943	111,383
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	245,723	140,780	29,397
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$242,480	$245,723	$140,780

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURES:
Interest paid	$237,120	$237,585	$178,842
Income taxes (received) paid	$(80)	$85	$228

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$6,465	$1,235	$2,507

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$—	$(323,432)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$131,706	$112,341	$48,261
Restricted cash and cash equivalents	110,774	133,382	92,519
Total cash and cash equivalents and restricted cash	$242,480	$245,723	$140,780

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
As of December 31, 2024, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,161,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, which included 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, in which we own a 61% equity interest. As of December 31, 2024, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.
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
Real Estate Properties. We record properties at cost. Our real estate investments in lands are not depreciated. We calculate depreciation on other real estate investments on a straight line basis over estimated useful lives of up to 40 years. We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

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
We amortize lease origination value (included in acquired real estate leases, net in our consolidated balance sheets) over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $42,278, $51,065 and $53,113 during the years ended December 31, 2024, 2023 and 2022, respectively. We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases in rental income of $1,547, $1,130 and $4,544 during the years ended December 31, 2024, 2023 and 2022, respectively. If a lease is terminated prior to its stated expiration, we fully amortize the unamortized amounts relating to that lease at that time.
As of December 31, 2024 and 2023, our acquired real estate leases, net and assumed real estate lease obligations, net were as follows:

	As of December 31,
	2024	2023
Acquired real estate leases:
Capitalized above market lease values	$25,553	$27,484
Less: accumulated amortization	(14,746)	(14,628)
Capitalized above market lease values, net	10,807	12,856

Lease origination value	314,671	355,718
Less: accumulated amortization	(126,285)	(125,053)
Lease origination value, net	188,386	230,665
Acquired real estate leases, net	$199,193	$243,521

Assumed real estate lease obligations:
Capitalized below market lease values	$34,670	$37,580
Less: accumulated amortization	(19,733)	(19,046)
Assumed real estate lease obligations, net	$14,937	$18,534
As of December 31, 2024, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 9.4 years, 7.3 years and 6.1 years, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Expected future amortization related to our acquired real estate leases, net and assumed real estate obligations, net, deferred leasing costs, net and debt issuance costs, net as of December 31, 2024 are shown below:

	Acquired Real Estate	Deferred	Debt
	Leases and Assumed	Leasing	Issuance
	Obligations	Costs	Costs
2025	$32,996	$3,617	$1,375
2026	30,479	3,436	1,262
2027	27,150	3,243	1,262
2028	21,455	2,828	1,262
2029	18,089	2,357	779
Thereafter	54,087	8,210	1,352
	$184,256	$23,691	$7,292
Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, each on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). As of December 31, 2024 and 2023, we had deferred leasing costs, net of accumulated amortization of $23,691 and $20,647, respectively. Deferred leasing costs, net are included in other assets, net in our consolidated balance sheets.
Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2024 and 2023, we had debt issuance costs, net of accumulated amortization, of $7,292 and $20,003, respectively, for certain of our mortgage notes payable.
Impairments. We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress leasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the carrying value exceeds the projected undiscounted cash flows, we determine the amount of any impairment loss by comparing the historical carrying value to the estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.
Fair Value of Financial Instruments. We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes observable inputs in active markets when measuring fair value. The three levels of inputs that may be used to measure fair value in order of priority are as follows:
Level 1 - Inputs include quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2 - Inputs include quoted prices in markets that are less active or inactive or for which all significant inputs are observable, either directly or indirectly.
Level 3 - Inputs include unobservable prices and are supported by little or no market activity and are significant to the overall fair value measurement.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Environmental Obligations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. At each of December 31, 2024 and 2023, accrued environmental remediation costs of $6,775 were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income (loss).
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents consist of amounts escrowed as required by the agreements governing certain of our mortgage debt and cash held for the operations of our consolidated joint venture.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Right of Use Assets and Lease Liabilities. We are the lessee for three of our properties subject to ground leases and one office lease that we assumed as part of the Merger. For leases with a term greater than 12 months under which we are the lessee, we are required to record a right of use asset and lease liability. The values of our right of use assets and related lease liabilities were $4,193 and $4,288, respectively, as of December 31, 2024, and $4,646 and $4,730, respectively, as of December 31, 2023. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not perform obligations under a ground lease or does not renew any ground lease, we may have to perform obligations under, or renew, the ground lease in order to protect our investment in the affected property.
Net Loss Per Share Attributable to Common Shareholders. We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We calculate diluted net income (loss) per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings are considered when calculating diluted earnings per share.
Noncontrolling Interest. Noncontrolling interest represents the share of our consolidated joint venture owned by a third party. We allocate net income (loss) to noncontrolling interests based on the respective ownership interest during the period.
New Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. We adopted ASU 2023-07 effective December 31, 2024, and, as a result, we have included additional information related to the required disclosures in Note 12.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 3. Real Estate Investments
During the years ended December 31, 2024 and 2023, amounts capitalized at certain of our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2024	2023
Tenant improvements (1)	$1,935	$3,316
Leasing costs (1)	6,271	5,082
Building improvements (2)	8,993	6,779
Development, redevelopment and other activities (3)	—	8,086
	$17,199	$23,263
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(3)Includes capital expenditure projects that reposition a property or result in new sources of revenues.
Dispositions
During the year ended December 31, 2023, we sold two properties and a portion of a land parcel, containing 489,825 rentable square feet for the aggregate sales price of $25,460, excluding closing costs.

					Gain (Loss) on
		Number of	Rentable	Gross	Sale of
Date	Location	Properties	Square Feet	Sales Price (1)	Real Estate
March 2023	Everett, WA	N/A	246,114	$270	$(974)
December 2023	Mesquite, TX	1	211,112	20,890	118
December 2023	Asheville, NC	1	32,599	4,300	2,566
		2	489,825	$25,460	$1,710
(1)Gross sales price is the gross contract price, excluding closing costs.
During the years ended December 31, 2024 and 2023, recognized net income (loss) attributable to noncontrolling interest in our consolidated financial statements was as follows:

	Year Ended December 31,
	2024	2023
Consolidated joint venture	$(41,558)	$(41,798)
Tenancy in common	59	68
	$(41,499)	$(41,730)
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our consolidated financial statements. As of December 31, 2024, our consolidated joint venture had total assets of $2,896,160 and total liabilities of $1,757,801.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common made cash distributions to the unrelated third party investor of $326 and $225 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the tenancy in common had total assets of $10,427 and total liabilities of $217.
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
Note 4. Leases

We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $80,720, $76,572 and $63,168 for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the future contractual lease payments due from our tenants as of December 31, 2024:

Contractual
Lease Payments
2025	$353,755
2026	344,621
2027	324,469
2028	282,298
2029	245,506
Thereafter	1,463,926
$3,014,575
Geographic Concentration
For the years ended December 31, 2024, 2023 and 2022, our Hawaii Properties represented 27.2%, 28.0% and 29.7%, respectively, of our rental income.
Tenant Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Subsidiaries of FedEx Corporation, or FedEx, and subsidiaries of Amazon.com Services, Inc., or Amazon, represented 29.1% and 6.8% of our annualized rental revenues as of December 31, 2024, respectively, and 29.7% and 6.7% as of December 31, 2023, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness

Our outstanding indebtedness as of December 31, 2024 and December 31, 2023 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of December 31, 2024
ILPT	104	$1,235,000	6.71%	Floating	10/09/2025	$1,017,228
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,454
ILPT	17	700,000	4.42%	Fixed	03/09/2032	491,143
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,802,396
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	178,465
Mountain JV	1	10,020	3.67%	Fixed	05/01/2031	28,363
Mountain JV	1	11,636	4.14%	Fixed	07/01/2032	42,242
Mountain JV	1	26,200	4.02%	Fixed	10/01/2033	82,443
Mountain JV	1	36,684	4.13%	Fixed	11/01/2033	127,960
Mountain JV	1	22,637	3.10%	Fixed	06/01/2035	45,070
Mountain JV	1	36,655	2.95%	Fixed	01/01/2036	96,321
Mountain JV	1	41,491	4.27%	Fixed	11/01/2037	107,606
Mountain JV	1	46,506	3.25%	Fixed	01/01/2038	110,346
Total / weighted average		4,307,829	5.51%			$4,620,037
Unamortized debt issuance costs		(7,292)
Total indebtedness, net		$4,300,537

As of December 31, 2023
ILPT	104	$1,235,000	6.18%	Floating	10/09/2024	$1,044,028
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,149
ILPT	17	700,000	4.42%	Fixed	03/09/2032	505,153
Mountain JV	82	1,400,000	6.17%	Floating	03/09/2024	1,857,062
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	183,264
Mountain JV	1	11,380	3.67%	Fixed	05/01/2031	28,932
Mountain JV	1	12,916	4.14%	Fixed	07/01/2032	43,510
Mountain JV	1	28,622	4.02%	Fixed	10/01/2033	84,793
Mountain JV	1	40,019	4.13%	Fixed	11/01/2033	129,749
Mountain JV	1	24,433	3.10%	Fixed	06/01/2035	46,394
Mountain JV	1	39,411	2.95%	Fixed	01/01/2036	99,108
Mountain JV	1	43,850	4.27%	Fixed	11/01/2037	110,097
Mountain JV	1	49,313	3.25%	Fixed	01/01/2038	113,477
Total / weighted average		4,325,944	5.47%			$4,735,716
Unamortized debt issuance costs		(20,003)
Total indebtedness, net		$4,305,941
(1)Interest rates reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our $1,235,000 loan, or the ILPT Floating Rate Loan, which is secured by 104 of our properties, matures in October 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. In October 2024, we exercised the first of our three, one year extension options for the maturity date of this loan. In connection with the exercise of the extension, we purchased a one year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
Our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, which is secured by 82 properties, matures in March 2025, subject to two remaining one year extension options, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2024, our consolidated joint venture exercised the first of its three, one year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one year interest rate cap for $26,175 with a SOFR strike rate equal to 3.04%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.40%. Subject to the satisfaction of certain conditions, we have the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium. In February 2025, our consolidated joint venture provided notice to exercise the second extension option for the maturity of the Mountain Floating Rate Loan and in connection therewith purchased a one year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%.
The weighted average interest rates under our floating rate loans for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
ILPT Floating Rate Loan (1)	6.26%	6.18%
Mountain Floating Rale Loan (2)	5.88%	6.17%
(1)Reflects the impact of interest rate caps with a current SOFR strike rate equal to 2.78%, which replaced the previous strike rate equal to 2.25% in October 2024.
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
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. See Note 11 for further information regarding our interest rate caps.
The required principal payments due during the next five years and thereafter, excluding extension options, under all our outstanding debt as of December 31, 2024 are as follows:

Principal
Payment
2025	$2,653,793
2026	19,499
2027	20,224
2028	20,989
2029	671,778
Thereafter	921,546
$4,307,829

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgages and notes payable, accounts payable and interest rate caps. As of December 31, 2024 and 2023, the fair value of our financial instruments approximated their carrying values in our consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.
Our fixed rate mortgage notes payable had an aggregate carrying value of $1,665,649 and $1,682,501 as of December 31, 2024 and 2023, respectively, and a fair value of $1,535,640 and $1,553,863 as of December 31, 2024 and 2023, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring and nonrecurring basis at fair value as of December 31, 2024 and 2023, categorized by the level of inputs as defined in the fair value hierarchy under ASC 820, Fair Value Measurement, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024
Recurring:
Investment in unconsolidated joint venture	$116,732	$—	$—	$116,732
Interest rate caps	$16,916	$—	$16,916	$—

As of December 31, 2023
Recurring:
Investment in unconsolidated joint venture	$115,360	$—	$—	$115,360
Interest rate caps	$30,576	$—	$30,576	$—
Nonrecurring:
Real estate properties (1)	$1,414	$—	$—	$1,414
(1)During the year ended December 31, 2023, we reduced the carrying value of one property to its fair value based on a third party offer.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are Level 3 significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of December 31, 2024
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.25%	5.25% - 6.50%	10 - 12 years

As of December 31, 2023
Investment in unconsolidated joint venture	Discounted cash flow	5.75% - 8.00%	5.25% - 6.50%	9 - 12 years
The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Year Ended December 31,
	2024	2023
Beginning balance	$115,360	$124,358
Equity in earnings of unconsolidated joint venture	5,332	902
Distributions from unconsolidated joint venture	(3,960)	(9,900)
Ending balance	$116,732	$115,360
Note 7. Shareholders’ Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the years ended December 31, 2024, 2023 and 2022, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, annual share awards of 204,915, 188,350 and 173,300 of our common shares, respectively, valued at $992, $684 and $1,184, in aggregate, respectively. During the years ended December 31, 2024, 2023 and 2022, we awarded each of our seven Trustees 23,316, 20,000 and 3,500 of our common shares with an aggregate value of $630, $249 and $369, respectively, as part of their annual compensation in accordance with our trustee compensation arrangements. The values or numbers, as applicable, of the share awards were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, vested and forfeited under the terms of the 2018 Plan for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Unvested at beginning of year	288,310	$8.50	260,800	$15.07	192,380	$24.15
Granted	368,127	4.40	328,350	2.84	197,800	7.85
Vested	(346,260)	6.61	(296,890)	8.02	(127,480)	17.44
Forfeited	—	—	(3,950)	11.40	(1,900)	24.55
Unvested at end of year	310,177	$5.74	288,310	$8.50	260,800	$15.07

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of December 31, 2024, the estimated future compensation expense for the unvested shares was approximately $1,539. The weighted average period over which the compensation expense will be recorded is approximately 23 months.
During the years ended December 31, 2024, 2023 and 2022, we recorded $1,920, $1,741 and $2,221, respectively, of compensation expense related to the 2018 Plan.
As of December 31, 2024, 2,855,692 common shares remain available for issuance under the 2018 Plan.
Common Share Purchases
During the years ended December 31, 2024, 2023 and 2022, we purchased an aggregate of 67,206, 49,158 and 32,347, respectively, of our common shares valued at weighted average prices of $4.65, $3.29 and $7.50 per common share, respectively, from certain of our Trustees, our officers and certain other current and former officers and employees of RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the closing prices of our common shares on Nasdaq on the applicable purchase dates.
Distributions
During the years ended December 31, 2024, 2023 and 2022, we paid distributions on our common shares as follows:

	Annual Per		Characterization of Distribution
	Share	Total	Return of	Ordinary	Capital
Year	Distribution	Distribution	Capital	Income	Gain
2024	$0.04	$2,638	100.0%	—%	—%
2023	$0.04	$2,627	100.0%	—%	—%
2022	$0.68	$44,477	89.7%	9.6%	0.7%
On January 16, 2025, we declared a regular quarterly distribution to common shareholders of record on January 27, 2025 of $0.01 per share, or approximately $661. We expect to pay this distribution to our shareholders on or about February 20, 2025 using cash on hand.

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

	Year Ended December 31,
	2024	2023	2022
Numerators:
Net loss attributable to common shareholders	$(95,669)	$(107,989)	$(226,723)
Income attributable to participating unvested share awards	(11)	(10)	(131)
Net loss attributable to common shareholders used in calculating earnings per share	$(95,680)	$(107,999)	$(226,854)

Denominators:
Weighted average common shares for basic earnings per share	65,697	65,430	65,248
Weighted average common shares for diluted earnings per share	65,697	65,430	65,248

Net loss attributable to common shareholders per common share (basic and diluted)	$(1.46)	$(1.65)	$(3.47)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
•An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Industrial REIT Index is the applicable benchmark index.
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
We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2024, 2023 and 2022.

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
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR which are included in other operating expenses and general and administrative expenses, as applicable, in our consolidated statements of comprehensive income (loss).
•Term. Our management agreements with RMR have terms that end on December 31, 2044, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

For the years ended December 31, 2024, 2023 and 2022, the business management fees, property management fees, construction supervision fees and expense reimbursements recognized in our consolidated financial statements were as follows:

	Financial Statement	Year Ended December 31,
	Line Item	2024	2023	2022
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$23,439	$23,154	$23,701

Pursuant to property management agreement:
Property management fees	Other operating expenses	$12,885	$12,800	$11,058
Construction supervision fees	Building and improvements (1)	459	649	858
		$13,344	$13,449	$11,916

Expense reimbursement:
Property level expenses	General and administrative expenses	$304	$288	$243
Property level expenses	Other operating expenses	6,450	8,090	6,542
		$6,754	$8,378	$6,785
(1)Amounts capitalized as building improvements are depreciated over the estimated useful lives of the related assets.
In January 2025, in connection with a $100,000 credit agreement and related security agreement entered into by RMR and certain of its subsidiaries with Citibank, N.A., or Citibank, and the other lenders party thereto, we consented to the pledge and assignment of RMR’s interest in our management agreements under the security agreement. Pursuant to the consent, we agreed, among other things, that upon notice that an event of default under the RMR credit agreement has occurred and is continuing, we will continue to make all payments under our management agreements in accordance with the instructions of Citibank, and that if there is an event of default by RMR under our management agreements that would allow us to terminate or suspend our obligations, we will not terminate or suspend without notice to Citibank and provide Citibank 30 days to cure the default on RMR’s behalf. The consent was approved by our Independent Trustees.

Management Agreements Between Our Joint Ventures and RMR. We have two separate joint venture arrangements. One of these joint ventures, our consolidated joint venture, which we entered into in connection with the Merger, is with one, third party institutional investor. The other joint venture, the unconsolidated joint venture, is with two, third party institutional investors. See Note 3 for further information about our joint ventures.
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
As of December 31, 2024 and 2023, we owed $0 and $680, respectively, to the unconsolidated joint venture for rents that we collected on behalf of that joint venture. These amounts are presented as due to related persons in our consolidated balance sheets.
RMR provides management services to each of our joint ventures. See Note 9 for further information regarding RMR’s management agreements with our joint ventures.
Share Awards to RMR Employees. As described in Note 7, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the award date and one fifth vests on each of the next four anniversaries of the award dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 7 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 11. Derivatives and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is our interest rate risk. As required under the applicable loan agreements, we have interest rate cap agreements to manage our interest rate risk exposure on each of the ILPT Floating Rate Loan and the Mountain Floating Rate Loan, both with interest payable at a rate equal to SOFR plus a premium. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate caps are related to and the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as of December 31, 2024 and 2023:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	December 31, 2024	December 31, 2023
Other assets, net	ILPT Floating Rate Loan	10/15/2024	2.25%	$1,235,000	$—	$25,060
Other assets, net	ILPT Floating Rate Loan	10/15/2025	2.78%	$1,235,000	13,302	—
Other assets, net	Mountain Floating Rate Loan	03/15/2024	3.40%	$1,400,000	—	5,516
Other assets, net	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	3,614	—
					$16,916	$30,576
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
In February 2025, our consolidated joint venture provided notice to exercise the second extension option for the maturity of the Mountain Floating Rate Loan and in connection therewith purchased a one year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%.
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Year Ended December 31,
	2024	2023
Amount of gain recognized on derivative in other comprehensive income (loss)	$7,623	$15,640
Amount of gain reclassified from cumulative other comprehensive income (loss) into interest expense	$21,548	$33,639
Total amount of interest expense presented in the consolidated statements of comprehensive income (loss)	$(292,536)	$(288,537)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 12. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. The chief operating decision maker, or CODM, is our President and Chief Operating Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income (loss) as shown in our consolidated statements of comprehensive income (loss). The CODM is also regularly provided with information on expenses related to our management agreements with RMR, which are detailed in Note 9. The accounting policies of our reportable segment are the same as those described in Note 2.The measure of segment assets is reported as total assets in our consolidated balance sheets.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(dollars in thousands)

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
510 Production Avenue	Madison	AL	(A)	$1,200	$9,967	$—	$(2,118)	$973	$8,076	$9,049	$(681)	2/25/2022	2004
6735 Trippel Road	Mobile	AL	(B)	1,500	44,354	—	—	1,500	44,354	45,854	(3,612)	2/25/2022	2017
11224 Will Walker Road	Vance	AL	(A)	3,901	40,857	550	—	3,901	41,407	45,308	(5,156)	2/25/2022	2021
3200 Rodeo Court	Bessemer	AL	(C)	3,201	23,462	—	—	3,201	23,462	26,663	(1,910)	2/25/2022	2021
4501 Industrial Drive	Fort Smith	AR	(A)	900	3,485	—	—	900	3,485	4,385	(864)	1/29/2015	2013
9860 West Buckeye Road	Tolleson	AZ	(A)	4,801	26,716	1	—	4,801	26,717	31,518	(3,804)	2/25/2022	2002
3870 Ronald Reagan Boulevard	Johnstown	CO	(A)	2,780	9,722	(1)	—	2,780	9,721	12,501	(1,856)	4/9/2019	2007
125 North Troy Hill Road	Colorado Springs	CO	(A)	5,402	32,981	(1)	(10,790)	3,882	23,710	27,592	(1,710)	2/25/2022	2016
14257 E. Easter Avenue	Centennial	CO	(A)	1,801	10,563	—	(2,607)	1,421	8,336	9,757	(845)	2/25/2022	2003
955 Aeroplaza Drive	Colorado Springs	CO	(A)	800	7,412	391	—	800	7,803	8,603	(1,889)	1/29/2015	2012
13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	(A)	3,100	12,955	5	—	3,100	12,960	16,060	(3,217)	1/29/2015	1973
150 Greenhorn Drive	Pueblo	CO	(A)	200	4,177	—	—	200	4,177	4,377	(1,036)	1/29/2015	2013
2 Tower Drive	Wallingford	CT	(A)	1,471	2,165	1,178	—	1,471	3,343	4,814	(1,415)	10/24/2006	1978
50 Hollow Tree Lane	Newington	CT	(C)	600	4,793	56	—	600	4,849	5,449	(463)	2/25/2022	2000
235 Great Pond Road	Windsor	CT	(A)	2,400	9,469	542	—	2,400	10,011	12,411	(2,957)	7/20/2012	2004
2100 NW 82nd Avenue	Miami	FL	(A)	144	1,297	453	—	144	1,750	1,894	(1,033)	3/19/1998	1987
10450 Doral Boulevard	Doral	FL	(A)	15,225	28,102	—	—	15,225	28,102	43,327	(6,091)	6/27/2018	1996
13509 Waterworks Street	Jacksonville	FL	(A)	3,701	37,720	—	(9,346)	2,877	29,198	32,075	(2,105)	2/25/2022	2014
27200 SW 127th Avenue	Homestead	FL	(A)	24,808	22,762	132	(8,376)	20,440	18,886	39,326	(1,359)	2/25/2022	2017
3155 Grissom Parkway	Cocoa	FL	(A)	3,101	20,542	18	(4,620)	2,495	16,546	19,041	(1,395)	2/25/2022	2006
950 Bennett Road	Orlando	FL	(A)	2,701	12,334	215	(737)	2,568	11,945	14,513	(1,036)	2/25/2022	1997
3736 Salisbury Road	Jacksonville	FL	(A)	1,600	12,071	183	(2,998)	1,250	9,606	10,856	(1,234)	2/25/2022	1998
1341 N. Clyde Morris Boulevard	Daytona Beach	FL	(A)	3,001	38,858	776	(1,762)	2,875	37,998	40,873	(2,741)	2/25/2022	2017
5000 North Ridge Trail	Davenport	FL	(C)	4,001	52,290	—	—	4,001	52,290	56,291	(4,258)	2/25/2022	2016
14001 Jetport Loop	Fort Myers	FL	(C)	5,902	25,616	—	—	5,902	25,616	31,518	(2,086)	2/25/2022	2016
8411 Florida Mining Boulevard	Tampa	FL	(C)	7,602	29,985	19	—	7,602	30,004	37,606	(2,853)	2/25/2022	2003
5101 West Waters Avenue	Tampa	FL	(C)	3,101	12,134	157	—	3,101	12,291	15,392	(1,415)	2/25/2022	1997
3404 Cragmont Drive	Tampa	FL	(C)	1,600	6,557	158	—	1,600	6,715	8,315	(763)	2/25/2022	1989
7569 Golf Course Boulevard	Punta Gorda	FL	(C)	—	6,042	—	—	—	6,042	6,042	(492)	2/25/2022	2007
1900 Interstate Boulevard	Lakeland	FL	(C)	500	3,405	—	—	500	3,405	3,905	(324)	2/25/2022	1993
2902 Gun Club Road	Augusta	GA	(A)	1,200	9,861	41	(6,995)	441	3,666	4,107	(266)	2/25/2022	2004
1078 Bertram Road	Augusta	GA	(A)	900	1,867	77	(1,374)	454	1,016	1,470	(132)	2/25/2022	1993
590 Northport Parkway	Savannah	GA	(C)	16,905	66,945	244	—	16,905	67,189	84,094	(5,455)	2/25/2022	2017
3150 Highway 42	Locust Grove	GA	(B)	9,803	109,420	41	—	9,803	109,461	119,264	(8,918)	2/25/2022	2020
650 Braselton Parkway	Braselton	GA	(B)	6,902	82,238	—	—	6,902	82,238	89,140	(6,696)	2/25/2022	2018

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
700 Hudson Road	Griffin	GA	(C)	900	20,442	339	—	900	20,781	21,681	(2,374)	2/25/2022	2002
505 Morgan Lakes Industrial Blvd.	Savannah	GA	(C)	8,203	31,714	—	—	8,203	31,714	39,917	(2,582)	2/25/2022	2018
2002 International Boulevard	Augusta	GA	(D)	3,818	30,780	—	—	3,818	30,780	34,598	(2,167)	7/14/2022	2022
2815 Kaihikapu Street	Honolulu	HI	(E)	1,818	—	6	—	1,818	6	1,824	—	12/5/2003	—
609 Ahua Street	Honolulu	HI	(E)	616	—	—	—	616	—	616	—	12/5/2003	—
2849 Kaihikapu Street	Honolulu	HI	(E)	860	—	—	—	860	—	860	—	12/5/2003	—
709 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2839 Kilihau Street	Honolulu	HI	(E)	627	—	—	—	627	—	627	—	12/5/2003	—
2906 Kaihikapu Street	Honolulu	HI	(E)	1,814	2	—	—	1,814	2	1,816	—	12/5/2003	—
733 Mapunapuna Street	Honolulu	HI	(E)	3,403	—	—	—	3,403	—	3,403	—	12/5/2003	—
2864 Awaawaloa Street	Honolulu	HI	(E)	1,836	—	—	—	1,836	—	1,836	—	12/5/2003	—
2850 Awaawaloa Street	Honolulu	HI	(E)	287	172	—	—	287	172	459	(91)	12/5/2003	—
2806 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2838 Kilihau Street	Honolulu	HI	(E)	4,262	—	—	—	4,262	—	4,262	—	12/5/2003	—
852 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
812 Mapunapuna Street	Honolulu	HI	(E)	1,960	25	628	—	2,613	—	2,613	—	12/5/2003	—
2969 Mapunapuna Street	Honolulu	HI	(E)	4,038	15	—	—	4,038	15	4,053	(11)	12/5/2003	—
855 Ahua Street	Honolulu	HI	(E)	1,834	—	—	—	1,834	—	1,834	—	12/5/2003	—
2855 Kaihikapu Street	Honolulu	HI	(E)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
865 Ahua Street	Honolulu	HI	(E)	1,846	—	210	—	1,846	210	2,056	—	12/5/2003	—
719 Ahua Street	Honolulu	HI	(E)	1,960	—	—	—	1,960	—	1,960	—	12/5/2003	—
759 Puuloa Road	Honolulu	HI	(E)	1,766	3	(3)	—	1,766	—	1,766	—	12/5/2003	—
770 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2915 Kaihikapu Street	Honolulu	HI	(E)	2,579	—	—	—	2,579	—	2,579	—	12/5/2003	—
704 Mapunapuna Street	Honolulu	HI	(E)	2,390	685	—	—	2,390	685	3,075	(361)	12/5/2003	—
822 Mapunapuna Street	Honolulu	HI	(E)	1,795	15	(15)	—	1,795	—	1,795	—	12/5/2003	—
842 Mapunapuna Street	Honolulu	HI	(E)	1,795	14	(14)	—	1,795	—	1,795	—	12/5/2003	—
2839 Mokumoa Street	Honolulu	HI	(E)	1,942	—	—	—	1,942	—	1,942	—	12/5/2003	—
2861 Mokumoa Street	Honolulu	HI	(E)	3,867	—	—	—	3,867	—	3,867	—	12/5/2003	—
619 Mapunapuna Street	Honolulu	HI	(E)	1,401	2	12	—	1,401	14	1,415	(5)	12/5/2003	—
2847 Awaawaloa Street	Honolulu	HI	(E)	582	303	184	—	582	487	1,069	(212)	12/5/2003	—
2928 Kaihikapu Street - A	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2928 Kaihikapu Street - B	Honolulu	HI	(E)	1,948	—	—	—	1,948	—	1,948	—	12/5/2003	—
850 Ahua Street	Honolulu	HI	(E)	2,682	2	(2)	—	2,682	—	2,682	—	12/5/2003	—
659 Ahua Street	Honolulu	HI	(E)	860	20	(20)	—	860	—	860	—	12/5/2003	—
2831 Awaawaloa Street	Honolulu	HI	(E)	860	—	—	—	860	—	860	—	12/5/2003	—
2760 Kam Highway	Honolulu	HI	(E)	703	—	191	—	703	191	894	(67)	12/5/2003	—
2965 Mokumoa Street	Honolulu	HI	(E)	2,140	—	—	—	2,140	—	2,140	—	12/5/2003	—
2814 Kilihau Street	Honolulu	HI	(E)	1,925	—	—	—	1,925	—	1,925	—	12/5/2003	—
2804 Kilihau Street	Honolulu	HI	(E)	1,775	2	(2)	—	1,775	—	1,775	—	12/5/2003	—
2833 Kilihau Street	Honolulu	HI	(E)	601	—	—	—	601	—	601	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
692 Mapunapuna Street	Honolulu	HI	(E)	1,796	2	(2)	—	1,796	—	1,796	—	12/5/2003	—
669 Ahua Street	Honolulu	HI	(E)	1,801	14	211	—	1,801	225	2,026	(41)	12/5/2003	—
761 Ahua Street	Honolulu	HI	(E)	3,757	2	338	—	3,757	340	4,097	(105)	12/5/2003	—
702 Ahua Street	Honolulu	HI	(E)	1,784	3	(3)	—	1,784	—	1,784	—	12/5/2003	—
645 Ahua Street	Honolulu	HI	(E)	882	—	263	—	882	263	1,145	(11)	12/5/2003	—
675 Mapunapuna Street	Honolulu	HI	(E)	1,081	—	—	—	1,081	—	1,081	—	12/5/2003	—
2858 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2857 Awaawaloa Street	Honolulu	HI	(E)	983	—	—	—	983	—	983	—	12/5/2003	—
2812 Awaawaloa Street	Honolulu	HI	(E)	1,801	3	(3)	—	1,801	—	1,801	—	12/5/2003	—
2809 Kaihikapu Street	Honolulu	HI	(E)	1,837	—	—	—	1,837	—	1,837	—	12/5/2003	—
803 Ahua Street	Honolulu	HI	(E)	3,804	—	—	—	3,804	—	3,804	—	12/5/2003	—
2889 Mokumoa Street	Honolulu	HI	(E)	1,783	5	(5)	—	1,783	—	1,783	—	12/5/2003	—
819 Ahua Street	Honolulu	HI	(E)	4,821	583	30	—	4,821	613	5,434	(322)	12/5/2003	—
830 Mapunapuna Street	Honolulu	HI	(E)	1,801	25	(25)	—	1,801	—	1,801	—	12/5/2003	—
2831 Kaihikapu Street	Honolulu	HI	(E)	1,272	529	55	—	1,272	584	1,856	(306)	12/5/2003	—
2846-A Awaawaloa Street	Honolulu	HI	(E)	2,181	954	—	—	2,181	954	3,135	(502)	12/5/2003	—
2816 Awaawaloa Street	Honolulu	HI	(E)	1,009	27	—	—	1,009	27	1,036	(14)	12/5/2003	—
673 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
697 Ahua Street	Honolulu	HI	(E)	994	811	(4)	—	994	807	1,801	(425)	12/5/2003	—
808 Ahua Street	Honolulu	HI	(E)	3,279	—	—	—	3,279	—	3,279	—	12/5/2003	—
659 Puuloa Road	Honolulu	HI	(E)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
666 Mapunapuna Street	Honolulu	HI	(E)	860	2	(2)	—	860	—	860	—	12/5/2003	—
679 Puuloa Road	Honolulu	HI	(E)	1,807	3	(3)	—	1,807	—	1,807	—	12/5/2003	—
673 Mapunapuna Street	Honolulu	HI	(E)	1,801	20	(20)	—	1,801	—	1,801	—	12/5/2003	—
2827 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2826 Kaihikapu Street	Honolulu	HI	(E)	3,921	—	—	—	3,921	—	3,921	—	12/5/2003	—
685 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2844 Kaihikapu Street	Honolulu	HI	(E)	1,960	14	196	—	1,960	210	2,170	(11)	12/5/2003	—
789 Mapunapuna Street	Honolulu	HI	(E)	2,608	3	(3)	—	2,608	—	2,608	—	12/5/2003	—
2808 Kam Highway	Honolulu	HI	(E)	310	—	—	—	310	—	310	—	12/5/2003	—
2815 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2821 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2829 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2819 Mokumoa Street - A	Honolulu	HI	(E)	1,821	—	158	—	1,821	158	1,979	(1)	12/5/2003	—
2819 Mokumoa Street - B	Honolulu	HI	(E)	1,816	—	158	—	1,816	158	1,974	(1)	12/5/2003	—
2879 Mokumoa Street	Honolulu	HI	(E)	1,789	—	—	—	1,789	—	1,789	—	12/5/2003	—
2927 Mokumoa Street	Honolulu	HI	(E)	1,778	—	—	—	1,778	—	1,778	—	12/5/2003	—
2833 Paa Street #2	Honolulu	HI	(E)	1,675	—	—	—	1,675	—	1,675	—	12/5/2003	—
855 Mapunapuna Street	Honolulu	HI	(E)	3,265	—	—	—	3,265	—	3,265	—	12/5/2003	—
2829 Awaawaloa Street	Honolulu	HI	(E)	1,720	2	138	—	1,720	140	1,860	—	12/5/2003	—
766 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
2908 Kaihikapu Street	Honolulu	HI	(E)	1,798	23	(11)	—	1,798	12	1,810	(4)	12/5/2003	—
729 Ahua Street	Honolulu	HI	(E)	1,801	—	63	—	1,801	63	1,864	(2)	12/5/2003	—
739 Ahua Street	Honolulu	HI	(E)	1,801	—	63	—	1,801	63	1,864	(2)	12/5/2003	—
2868 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
660 Ahua Street	Honolulu	HI	(E)	1,783	4	45	—	1,783	49	1,832	—	12/5/2003	—
2869 Mokumoa Street	Honolulu	HI	(E)	1,794	—	—	—	1,794	—	1,794	—	12/5/2003	—
2836 Awaawaloa Street	Honolulu	HI	(E)	1,353	—	—	—	1,353	—	1,353	—	12/5/2003	—
113 Puuhale Road	Honolulu	HI	(E)	3,729	—	—	—	3,729	—	3,729	—	12/5/2003	—
2140 Kaliawa Street	Honolulu	HI	(E)	931	—	—	—	931	—	931	—	12/5/2003	—
165 Sand Island Access Road	Honolulu	HI	(E)	758	—	—	—	758	—	758	—	12/5/2003	—
2106 Kaliawa Street	Honolulu	HI	(E)	1,568	—	228	—	1,568	228	1,796	(164)	12/5/2003	—
140 Puuhale Road	Honolulu	HI	(E)	1,100	—	41	—	1,100	41	1,141	(21)	12/5/2003	—
2020 Auiki Street	Honolulu	HI	(E)	2,385	—	—	—	2,385	—	2,385	—	12/5/2003	—
2103 Kaliawa Street	Honolulu	HI	(E)	3,212	—	—	—	3,212	—	3,212	—	12/5/2003	—
1926 Auiki Street	Honolulu	HI	(E)	2,872	—	1,722	—	2,872	1,722	4,594	(836)	12/5/2003	1959
1931 Kahai Street	Honolulu	HI	(E)	3,779	—	—	—	3,779	—	3,779	—	12/5/2003	—
215 Puuhale Road	Honolulu	HI	(E)	2,117	—	—	—	2,117	—	2,117	—	12/5/2003	—
207 Puuhale Road	Honolulu	HI	(E)	2,024	—	—	—	2,024	—	2,024	—	12/5/2003	—
125 Puuhale Road	Honolulu	HI	(E)	1,630	—	—	—	1,630	—	1,630	—	12/5/2003	—
125B Puuhale Road	Honolulu	HI	(E)	2,815	—	—	—	2,815	—	2,815	—	12/5/2003	—
2001 Kahai Street	Honolulu	HI	(E)	1,091	—	—	—	1,091	—	1,091	—	12/5/2003	—
2110 Auiki Street	Honolulu	HI	(E)	837	—	—	—	837	—	837	—	12/5/2003	—
142 Mokauea Street	Honolulu	HI	(E)	2,182	—	1,576	—	2,182	1,576	3,758	(646)	12/5/2003	1972
2139 Kaliawa Street	Honolulu	HI	(E)	885	—	—	—	885	—	885	—	12/5/2003	—
2122 Kaliawa Street	Honolulu	HI	(E)	1,365	—	—	—	1,365	—	1,365	—	12/5/2003	—
148 Mokauea Street	Honolulu	HI	(E)	3,476	—	—	—	3,476	—	3,476	—	12/5/2003	—
151 Puuhale Road	Honolulu	HI	(E)	1,956	—	48	—	1,956	48	2,004	(7)	12/5/2003	—
2127 Auiki Street	Honolulu	HI	(E)	2,906	—	67	—	2,906	67	2,973	(47)	12/5/2003	—
2144 Auiki Street	Honolulu	HI	(E)	2,640	—	7,610	—	2,640	7,610	10,250	(3,377)	12/5/2003	1953
179 Sand Island Access Road	Honolulu	HI	(E)	2,480	—	—	—	2,480	—	2,480	—	12/5/2003	—
106 Puuhale Road	Honolulu	HI	(E)	1,113	—	302	—	1,113	302	1,415	(151)	12/5/2003	1966
120 Mokauea Street	Honolulu	HI	(E)	1,953	—	1,248	—	1,953	1,248	3,201	(319)	12/5/2003	1970
120B Mokauea Street	Honolulu	HI	(E)	1,953	—	16	—	1,953	16	1,969	(3)	12/5/2003	1970
231 Sand Island Access Road	Honolulu	HI	(E)	752	—	—	—	752	—	752	—	12/5/2003	—
231B Sand Island Access Road	Honolulu	HI	(E)	1,539	—	—	—	1,539	—	1,539	—	12/5/2003	—
220 Puuhale Road	Honolulu	HI	(E)	2,619	—	—	—	2,619	—	2,619	—	12/5/2003	—
150 Puuhale Road	Honolulu	HI	(E)	4,887	—	—	—	4,887	—	4,887	—	12/5/2003	—
197 Sand Island Access Road	Honolulu	HI	(E)	1,238	—	—	—	1,238	—	1,238	—	12/5/2003	—
2019 Kahai Street	Honolulu	HI	(E)	1,377	—	—	—	1,377	—	1,377	—	12/5/2003	—
2344 Pahounui Drive	Honolulu	HI	(E)	6,709	—	—	—	6,709	—	6,709	—	12/5/2003	—
238 Sand Island Access Road	Honolulu	HI	(E)	2,273	—	—	—	2,273	—	2,273	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
2308 Pahounui Drive	Honolulu	HI	(E)	3,314	—	—	—	3,314	—	3,314	—	12/5/2003	—
2135 Auiki Street	Honolulu	HI	(E)	825	—	—	—	825	—	825	—	12/5/2003	—
218 Mohonua Place	Honolulu	HI	(E)	1,741	—	—	—	1,741	—	1,741	—	12/5/2003	—
180 Sand Island Access Road	Honolulu	HI	(E)	1,655	—	—	—	1,655	—	1,655	—	12/5/2003	—
2250 Pahounui Drive	Honolulu	HI	(E)	3,862	—	—	—	3,862	—	3,862	—	12/5/2003	—
158 Sand Island Access Road	Honolulu	HI	(E)	2,488	—	—	—	2,488	—	2,488	—	12/5/2003	—
2264 Pahounui Drive	Honolulu	HI	(E)	1,632	—	—	—	1,632	—	1,632	—	12/5/2003	—
2276 Pahounui Drive	Honolulu	HI	(E)	1,619	—	—	—	1,619	—	1,619	—	12/5/2003	—
204 Sand Island Access Road	Honolulu	HI	(E)	1,689	—	—	—	1,689	—	1,689	—	12/5/2003	—
228 Mohonua Place	Honolulu	HI	(E)	1,865	—	—	—	1,865	—	1,865	—	12/5/2003	—
212 Mohonua Place	Honolulu	HI	(E)	1,067	—	—	—	1,067	—	1,067	—	12/5/2003	—
214 Sand Island Access Road	Honolulu	HI	(E)	1,864	—	593	—	1,864	593	2,457	(227)	12/5/2003	1981
2879 Paa Street	Honolulu	HI	(E)	1,691	—	45	—	1,691	45	1,736	(18)	12/5/2003	—
2833 Paa Street	Honolulu	HI	(E)	1,701	—	—	—	1,701	—	1,701	—	12/5/2003	—
1055 Ahua Street	Honolulu	HI	(E)	1,216	—	—	—	1,216	—	1,216	—	12/5/2003	—
2875 Paa Street	Honolulu	HI	(E)	1,330	—	—	—	1,330	—	1,330	—	12/5/2003	—
1000 Mapunapuna Street	Honolulu	HI	(E)	2,252	—	—	—	2,252	—	2,252	—	12/5/2003	—
2850 Paa Street	Honolulu	HI	(E)	22,827	—	—	—	22,827	—	22,827	—	12/5/2003	—
2828 Paa Street	Honolulu	HI	(E)	12,448	—	—	—	12,448	—	12,448	—	12/5/2003	—
1045 Mapunapuna Street	Honolulu	HI	(E)	819	—	—	—	819	—	819	—	12/5/2003	—
1122 Mapunapuna Street	Honolulu	HI	(E)	5,781	—	—	—	5,781	—	5,781	—	12/5/2003	—
2810 Paa Street	Honolulu	HI	(E)	3,340	—	—	—	3,340	—	3,340	—	12/5/2003	—
2886 Paa Street	Honolulu	HI	(E)	2,205	—	—	—	2,205	—	2,205	—	12/5/2003	—
2810 Pukoloa Street	Honolulu	HI	(E)	27,699	—	—	—	27,699	—	27,699	—	12/5/2003	—
1052 Ahua Street	Honolulu	HI	(E)	1,703	—	240	—	1,703	240	1,943	(116)	12/5/2003	—
1024 Mapunapuna Street	Honolulu	HI	(E)	1,385	—	—	—	1,385	—	1,385	—	12/5/2003	—
1030 Mapunapuna Street	Honolulu	HI	(E)	5,655	—	—	—	5,655	—	5,655	—	12/5/2003	—
1001 Ahua Street	Honolulu	HI	(E)	15,155	3,312	91	—	15,155	3,403	18,558	(1,780)	12/5/2003	—
944 Ahua Street	Honolulu	HI	(E)	1,219	—	—	—	1,219	—	1,219	—	12/5/2003	—
918 Ahua Street	Honolulu	HI	(E)	3,820	—	—	—	3,820	—	3,820	—	12/5/2003	—
2864 Mokumoa Street	Honolulu	HI	(E)	2,092	—	—	—	2,092	—	2,092	—	12/5/2003	—
1050 Kikowaena Place	Honolulu	HI	(E)	1,404	873	—	—	1,404	873	2,277	(460)	12/5/2003	—
949 Mapunapuna Street	Honolulu	HI	(E)	11,568	—	—	—	11,568	—	11,568	—	12/5/2003	—
2855 Pukoloa Street	Honolulu	HI	(E)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2865 Pukoloa Street	Honolulu	HI	(E)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2850 Mokumoa Street	Honolulu	HI	(E)	2,143	—	—	—	2,143	—	2,143	—	12/5/2003	—
905 Ahua Street	Honolulu	HI	(E)	1,148	—	—	—	1,148	—	1,148	—	12/5/2003	—
1150 Kikowaena Street	Honolulu	HI	(E)	2,445	—	—	—	2,445	—	2,445	—	12/5/2003	—
960 Ahua Street	Honolulu	HI	(E)	614	—	—	—	614	—	614	—	12/5/2003	—
1062 Kikowaena Place	Honolulu	HI	(E)	1,049	598	217	—	1,049	815	1,864	(334)	12/5/2003	—
2829 Pukoloa Street	Honolulu	HI	(E)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
2841 Pukoloa Street	Honolulu	HI	(E)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—
2819 Pukoloa Street	Honolulu	HI	(E)	2,090	—	34	—	2,090	34	2,124	(14)	12/5/2003	—
950 Mapunapuna Street	Honolulu	HI	(E)	1,724	—	—	—	1,724	—	1,724	—	12/5/2003	—
960 Mapunapuna Street	Honolulu	HI	(E)	1,933	—	—	—	1,933	—	1,933	—	12/5/2003	—
930 Mapunapuna Street	Honolulu	HI	(E)	3,654	—	—	—	3,654	—	3,654	—	12/5/2003	—
1038 Kikowaena Place	Honolulu	HI	(E)	2,576	—	—	—	2,576	—	2,576	—	12/5/2003	—
1024 Kikowaena Place	Honolulu	HI	(E)	1,818	—	—	—	1,818	—	1,818	—	12/5/2003	—
2970 Mokumoa Street	Honolulu	HI	(E)	1,722	—	—	—	1,722	—	1,722	—	12/5/2003	—
970 Ahua Street	Honolulu	HI	(E)	817	—	—	—	817	—	817	—	12/5/2003	—
2840 Mokumoa Street	Honolulu	HI	(E)	2,149	—	—	—	2,149	—	2,149	—	12/5/2003	—
2830 Mokumoa Street	Honolulu	HI	(E)	2,146	—	—	—	2,146	—	2,146	—	12/5/2003	—
1027 Kikowaena Place	Honolulu	HI	(E)	5,444	—	—	—	5,444	—	5,444	—	12/5/2003	—
2960 Mokumoa Street	Honolulu	HI	(E)	1,977	—	—	—	1,977	—	1,977	—	12/5/2003	—
80 Sand Island Access Road	Honolulu	HI	(E)	7,972	—	—	—	7,972	—	7,972	—	12/5/2003	—
94-240 Pupuole Street	Waipahu	HI	(E)	717	—	—	—	717	—	717	—	12/5/2003	—
525 N. King Street	Honolulu	HI	(E)	1,342	—	—	—	1,342	—	1,342	—	12/5/2003	—
1360 Pali Highway	Honolulu	HI	(E)	9,170	—	50	—	9,170	50	9,220	(47)	12/5/2003	—
1330 Pali Highway	Honolulu	HI	(E)	1,423	—	—	—	1,423	—	1,423	—	12/5/2003	—
33 S. Vineyard Boulevard	Honolulu	HI	(E)	844	—	—	—	844	—	844	—	12/5/2003	—
848 Ala Lilikoi Street	Honolulu	HI	(E)	9,426	—	—	—	9,426	—	9,426	—	12/5/2003	—
846 Ala Lilikoi Street	Honolulu	HI	(E)	234	—	—	—	234	—	234	—	12/5/2003	—
2635 Waiwai Loop A	Honolulu	HI	(E)	934	350	683	—	934	1,033	1,967	(467)	12/5/2003	—
2635 Waiwai Loop B	Honolulu	HI	(E)	1,177	105	669	—	1,165	786	1,951	(338)	12/5/2003	—
120 Sand Island Access Road	Honolulu	HI	(E)	1,132	11,307	2,243	—	1,132	13,550	14,682	(6,294)	11/23/2004	2004
91-222 Olai	Kapolei	HI	(A)	2,035	—	76	—	2,035	75	2,111	(11)	6/15/2005	—
91-265 Hanua	Kapolei	HI	(A)	1,569	—	(1)	—	1,569	—	1,568	—	6/15/2005	—
91-255 Hanua	Kapolei	HI	(A)	1,230	—	34	—	1,230	34	1,264	(13)	6/15/2005	—
91-241 Kalaeloa	Kapolei	HI	(A)	426	3,983	906	—	426	4,889	5,315	(2,267)	6/15/2005	1990
91-141 Kalaeloa	Kapolei	HI	(A)	11,624	—	—	—	11,624	—	11,624	—	6/15/2005	—
91-250 Komohana	Kapolei	HI	(A)	1,506	—	35	—	1,506	35	1,541	—	6/15/2005	—
91-202 Kalaeloa	Kapolei	HI	(A)	1,722	—	326	—	1,722	326	2,048	(94)	6/15/2005	1964
91-080 Hanua	Kapolei	HI	(A)	2,187	—	—	—	2,187	—	2,187	—	6/15/2005	—
91-027 Kaomi Loop	Kapolei	HI	(A)	2,667	—	—	—	2,667	—	2,667	—	6/15/2005	—
91-185 Kalaeloa	Kapolei	HI	(A)	1,761	—	81	—	1,761	81	1,842	(10)	6/15/2005	—
91-329 Kauhi	Kapolei	HI	(A)	294	2,297	2,855	—	294	5,152	5,446	(2,601)	6/15/2005	1980
91-399 Kauhi	Kapolei	HI	(A)	27,405	—	128	—	27,405	128	27,533	—	6/15/2005	—
91-086 Kaomi Loop	Kapolei	HI	N/A	13,884	—	—	—	13,884	—	13,884	—	6/15/2005	—
91-349 Kauhi	Kapolei	HI	(A)	649	—	—	—	649	—	649	—	6/15/2005	—
91-400 Komohana	Kapolei	HI	(A)	1,494	—	—	—	1,494	—	1,494	—	6/15/2005	—
91-174 Olai	Kapolei	HI	(A)	962	—	47	—	962	47	1,009	(34)	6/15/2005	—
91-218 Olai	Kapolei	HI	(A)	1,622	—	62	—	1,622	62	1,684	(42)	6/15/2005	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
91-175 Olai	Kapolei	HI	(A)	1,243	—	87	—	1,243	87	1,330	(50)	6/15/2005	—
91-210 Olai	Kapolei	HI	(A)	706	—	—	—	706	—	706	—	6/15/2005	—
91-087 Hanua	Kapolei	HI	(A)	381	—	—	—	381	—	381	—	6/15/2005	—
91-083 Hanua	Kapolei	HI	(A)	716	—	—	—	716	—	716	—	6/15/2005	—
91-091 Hanua	Kapolei	HI	(A)	552	—	—	—	552	—	552	—	6/15/2005	—
91-220 Kalaeloa	Kapolei	HI	(A)	242	1,457	458	—	242	1,915	2,157	(786)	6/15/2005	1991
91-252 Kauhi	Kapolei	HI	(A)	536	—	—	—	536	—	536	—	6/15/2005	—
91-259 Olai	Kapolei	HI	(A)	2,944	—	—	—	2,944	—	2,944	—	6/15/2005	—
91-238 Kauhi	Kapolei	HI	(A)	1,390	—	9,512	—	1,390	9,512	10,902	(4,117)	6/15/2005	1981
91-416 Komohana	Kapolei	HI	(A)	713	—	11	—	713	11	724	(8)	6/15/2005	—
91-410 Komohana	Kapolei	HI	(A)	418	—	12	—	418	12	430	(8)	6/15/2005	—
91-300 Hanua	Kapolei	HI	(A)	1,381	—	18	—	1,381	18	1,399	(4)	6/15/2005	1994
91-171 Olai	Kapolei	HI	(A)	218	—	13	—	218	13	231	(12)	6/15/2005	—
91-210 Kauhi	Kapolei	HI	(A)	567	—	1,014	—	567	1,014	1,581	(165)	6/15/2005	1990
91-110 Kaomi Loop	Kapolei	HI	(A)	1,293	—	—	—	1,293	—	1,293	—	6/15/2005	—
91-102 Kaomi Loop	Kapolei	HI	(A)	1,599	—	—	—	1,599	—	1,599	—	6/15/2005	—
91-064 Kaomi Loop	Kapolei	HI	(A)	1,826	—	—	—	1,826	—	1,826	—	6/15/2005	—
91-119 Olai	Kapolei	HI	(A)	1,981	—	—	—	1,981	—	1,981	—	6/15/2005	—
91-150 Kaomi Loop	Kapolei	HI	(A)	3,159	—	—	—	3,159	—	3,159	—	6/15/2005	—
Texaco Easement	Kapolei	HI	N/A	2,657	—	—	—	2,657	—	2,657	—	6/15/2005	—
Tesaro 967 Easement	Kapolei	HI	N/A	6,593	—	—	—	6,593	—	6,593	—	6/15/2005	—
AES HI Easement	Kapolei	HI	N/A	1,250	—	—	—	1,250	—	1,250	—	6/15/2005	—
Other Easements & Lots	Kapolei	HI	N/A	358	—	1,437	—	358	1,437	1,795	(847)	6/15/2005	—
889 Ahua Street	Honolulu	HI	(E)	5,888	315	—	—	5,888	315	6,203	(95)	11/21/2012	—
951 Trails Road	Eldridge	IA	(F)	470	7,480	2,339	—	470	9,819	10,289	(4,061)	4/2/2007	1994
2300 North 33rd Avenue East	Newton	IA	(A)	500	13,236	58	—	500	13,294	13,794	(5,410)	9/29/2008	2008
3425 Maple Drive	Fort Dodge	IA	(A)	100	2,000	—	—	100	2,000	2,100	(327)	4/9/2019	2014
4401 112th Street	Urbandale	IA	(C)	800	3,117	—	—	800	3,117	3,917	(444)	2/25/2022	1985
7121 South Fifth Avenue	Pocatello	ID	(A)	400	4,201	615	—	400	4,816	5,216	(1,176)	1/29/2015	2007
2580 Technology Drive	Elgin	IL	(A)	1,500	9,068	16	(3,053)	1,067	6,464	7,531	(821)	2/25/2022	2001
5795 Logistics Parkway	Rockford	IL	(A)	400	3,368	—	(688)	327	2,753	3,080	(232)	2/25/2022	1998
1602 Vincent Drive	Sauget	IL	(C)	1,400	27,028	444	—	1,400	27,472	28,872	(2,288)	2/25/2022	2014
6 Konzen Court	Granite City	IL	(C)	900	20,268	741	—	900	21,009	21,909	(2,962)	2/25/2022	2001
1000 Knell Road	Montgomery	IL	(C)	2,101	19,258	149	—	2,101	19,407	21,508	(2,204)	2/25/2022	2000
1430 South Wolf Road	Wheeling	IL	(C)	4,702	19,641	(1)	—	4,701	19,641	24,342	(1,599)	2/25/2022	2003
1270 North Wilkening	Schaumburg	IL	(C)	2,801	7,733	23	—	2,801	7,756	10,557	(1,105)	2/25/2022	1996
4472 Technology Drive	Rockford	IL	(C)	400	5,912	—	—	400	5,912	6,312	(562)	2/25/2022	2011
7019 High Grove Boulevard	Burr Ridge	IL	(C)	800	1,090	—	—	800	1,090	1,890	(104)	2/25/2022	1997
1230 West 171st Street	Harvey	IL	(A)	800	1,673	266	—	800	1,939	2,739	(448)	1/29/2015	2004
5156 American Road	Rockford	IL	(A)	400	1,529	390	—	400	1,919	2,319	(546)	1/29/2015	1996
9215-9347 E Pendleton Pike	Lawrence	IN	(A)	3,763	34,877	(1)	—	3,763	34,876	38,639	(5,859)	2/14/2019	2009

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
6825 West County Road 400 North	Greenfield	IN	(F)	918	14,300	1,009	—	918	15,309	16,227	(2,727)	2/14/2019	2008
900 Commerce Parkway West Drive	Greenwood	IN	(F)	1,483	16,253	1,005	—	1,483	17,258	18,741	(2,828)	2/14/2019	2007
2482 Century Drive	Goshen	IN	(A)	840	9,061	—	—	840	9,061	9,901	(1,483)	4/9/2019	2005
3201 Bearing Drive	Franklin	IN	(F)	1,100	15,403	(1)	—	1,100	15,402	16,502	(2,941)	4/9/2019	1973
482 Chaney Avenue	Greenwood	IN	(C)	2,401	55,810	51	—	2,401	55,861	58,262	(5,305)	2/25/2022	2014
1151 South Graham Road	Greenwood	IN	(B)	7,002	108,700	823	—	7,002	109,523	116,525	(8,919)	2/25/2022	2019
5440 Haggerty Lane	Lafayette	IN	(C)	3,601	31,058	18	—	3,601	31,076	34,677	(2,533)	2/25/2022	2019
8951 Mirabel Road	Indianapolis	IN	(C)	3,001	36,978	—	—	3,001	36,978	39,979	(3,011)	2/25/2022	2014
17001 West Mercury Street	Gardner	KS	(F)	5,741	32,701	401	—	5,741	33,102	38,843	(3,362)	12/30/2020	2018
435 SE 70th Street	Topeka	KS	(A)	—	3,563	119	(594)	—	3,088	3,088	(283)	2/25/2022	2006
22525 West 167th Street	Olathe	KS	(C)	4,301	52,183	83	—	4,301	52,266	56,567	(4,253)	2/25/2022	2016
2552 South 98th Street	Edwardsville	KS	(C)	3,601	20,988	—	—	3,601	20,988	24,589	(1,994)	2/25/2022	2013
2701 South 98th Street	Edwardsville	KS	(C)	2,701	10,998	400	—	2,701	11,398	14,099	(1,321)	2/25/2022	2001
1985 International Way	Hebron	KY	(A)	1,453	8,546	1,633	—	1,453	10,179	11,632	(2,136)	2/14/2019	1997
2311 South Park Road	Louisville	KY	(A)	1,600	13,119	—	—	1,600	13,119	14,719	(1,067)	2/25/2022	2016
1509 Leestown Road	Frankfort	KY	(C)	4,801	38,708	—	—	4,801	38,708	43,509	(3,677)	2/25/2022	2014
4555 West Highway 146	Buckner	KY	(C)	3,201	39,977	—	—	3,201	39,977	43,178	(3,798)	2/25/2022	2013
450 Northpointe Court	Covington	LA	(C)	1,300	26,883	—	—	1,300	26,883	28,183	(2,190)	2/25/2022	2015
209 South Bud Street	Lafayette	LA	(A)	700	4,549	41	—	700	4,590	5,290	(1,143)	1/29/2015	2010
17200 Manchac Park Lane	Baton Rouge	LA	(A)	1,700	8,860	397	—	1,700	9,257	10,957	(2,218)	1/29/2015	2014
11900 Trolley Lane	Beltsville	MD	(A)	8,203	23,095	179	(1,243)	7,877	22,357	30,234	(1,890)	2/25/2022	2000
4000 Principio Parkway	North East	MD	(F)	4,200	71,518	1,259	—	4,200	72,777	76,977	(17,939)	1/29/2015	2012
3466 Shippers Drive	Walker	MI	(C)	4,902	29,780	144	—	4,902	29,924	34,826	(2,445)	2/25/2022	2016
1601 Brown Road	Orion	MI	(C)	4,701	57,812	721	—	4,701	58,533	63,234	(4,906)	2/25/2022	2006
38401 Amrhein Road	Livonia	MI	(C)	1,400	14,778	—	—	1,400	14,778	16,178	(1,404)	2/25/2022	1999
28000 Five M Center Drive	Romulus	MI	(C)	300	8,530	182	—	300	8,712	9,012	(904)	2/25/2022	1997
3800 Midlink Drive	Kalamazoo	MI	(A)	2,630	40,599	—	—	2,630	40,599	43,229	(10,066)	1/29/2015	2014
10100 89th Avenue N	Maple Grove	MN	(F)	3,469	21,284	1,032	—	3,469	22,316	25,785	(3,981)	10/16/2018	2015
2427 Henry Road NW	Stewartville	MN	(C)	1,300	3,145	—	—	1,300	3,145	4,445	(299)	2/25/2022	2013
2401 Cram Avenue SE	Bemidji	MN	(A)	100	2,137	—	—	100	2,137	2,237	(530)	1/29/2015	2013
5501 Providence Hill Drive	St. Joseph	MO	(A)	400	3,500	25	—	400	3,525	3,925	(590)	4/9/2019	2014
3502 Enterprise Avenue	Joplin	MO	(A)	1,380	12,121	34	—	1,380	12,155	13,535	(1,988)	4/9/2019	2014
5703 Mitchell Avenue	St. Joseph	MO	(C)	1,600	19,085	692	—	1,600	19,777	21,377	(2,859)	2/25/2022	2000
10551 N Congress Avenue	Kansas City	MO	(C)	600	13,538	—	—	600	13,538	14,138	(1,102)	2/25/2022	2014
831 Lone Star Drive	O'Fallon	MO	(C)	1,200	7,304	—	—	1,200	7,304	8,504	(833)	2/25/2022	1989
2901 E Heartland Drive	Liberty	MO	(C)	1,100	6,886	204	—	1,100	7,090	8,190	(790)	2/25/2022	1997
110 Stanbury Industrial Drive	Brookfield	MO	(A)	200	1,859	(2)	(546)	181	1,330	1,511	(36)	1/29/2015	2012
12385 Crossroad Drive	Olive Branch	MS	(D)	3,301	61,763	337	—	3,301	62,100	65,401	(5,886)	2/25/2022	2012
8644 Polk Lane	Olive Branch	MS	(C)	900	20,171	317	—	900	20,488	21,388	(1,762)	2/25/2022	2011
440 US Highway 49 South	Richland	MS	(C)	200	2,329	3	—	200	2,332	2,532	(333)	2/25/2022	1986

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
105 Business Park Drive	Ridgeland	MS	(C)	500	1,949	9	—	500	1,958	2,458	(280)	2/25/2022	1988
590 Assembly Court	Fayetteville	NC	(A)	700	9,410	109	(2,328)	539	7,352	7,891	(738)	2/25/2022	1996
4350 Fortune Ave NW	Concord	NC	(C)	4,401	53,085	—	—	4,401	53,085	57,486	(4,323)	2/25/2022	2017
4690 Global Avenue NW	Concord	NC	(C)	4,601	45,793	—	—	4,601	45,793	50,394	(3,729)	2/25/2022	2015
6538 & 6526 Judge Adams Road	Whitsett	NC	(B)	2,501	46,343	—	—	2,501	46,343	48,844	(3,774)	2/25/2022	2019
4040 Business Park Court	Winston Salem	NC	(C)	800	8,411	260	—	800	8,671	9,471	(861)	2/25/2022	2001
3900 NE 6th Street	Minot	ND	(A)	700	3,223	—	—	700	3,223	3,923	(799)	1/29/2015	2013
7130 Q Street	Omaha	NE	(A)	1,600	7,390	1	(2,138)	1,220	5,633	6,853	(571)	2/25/2022	1997
1415 West Commerce Way	Lincoln	NE	(A)	2,200	8,518	388	—	2,200	8,906	11,106	(2,287)	1/29/2015	1971
52 Pettengill Road	Londonderry	NH	(F)	5,871	43,335	48	—	5,871	43,383	49,254	(7,099)	4/9/2019	2015
1135 Easton Avenue	Franklin Township	NJ	N/A	3,601	5,564	443	—	3,601	6,007	9,608	(796)	2/25/2022	1969
584 US Highway 130	Trenton	NJ	(B)	70,422	62,639	—	—	70,422	62,639	133,061	(5,101)	2/25/2022	2017
725 Darlington Avenue	Mahwah	NJ	(F)	8,492	9,451	2,074	—	8,492	11,525	20,017	(3,300)	4/9/2014	1999
309 Dulty's Lane	Burlington	NJ	(F)	1,600	51,400	(1)	—	1,600	51,399	52,999	(12,743)	1/29/2015	2001
7000 West Post Road	Las Vegas	NV	(F)	4,230	13,472	246	—	4,230	13,718	17,948	(2,686)	4/9/2019	2010
2375 East Newlands Road	Fernley	NV	(A)	1,100	17,314	286	—	1,100	17,600	18,700	(4,417)	1/29/2015	2007
158 West Yard Road	Feura Bush	NY	(A)	1,870	7,931	818	—	1,870	8,749	10,619	(2,330)	4/9/2019	1989
3779 Lake Shore Road	Hamburg	NY	(C)	2,701	38,186	17	—	2,701	38,203	40,904	(3,115)	2/25/2022	2016
1289 Walden Avenue	Cheektowaga	NY	(C)	600	6,314	409	—	600	6,723	7,323	(1,002)	2/25/2022	2001
4 Liebich Lane	Halfmoon	NY	(C)	400	8,521	112	—	400	8,633	9,033	(697)	2/25/2022	2011
55 Commerce Avenue	Albany	NY	(A)	1,000	10,105	480	—	1,000	10,585	11,585	(2,618)	1/29/2015	2013
32150 Just Imagine Drive	Avon	OH	(A)	2,200	23,280	—	—	2,200	23,280	25,480	(9,070)	5/29/2009	1996
1580, 1590 & 1600 Williams Road	Columbus	OH	(A)	2,060	29,143	363	—	2,060	29,506	31,566	(5,715)	4/9/2019	1992
7303 Rickenbacker Parkway West	Columbus	OH	(F)	1,491	27,407	—	—	1,491	27,407	28,898	(2,762)	6/21/2021	2020
3245 Henry Road and 3185 Columbia Road	Richfield	OH	(A)	2,499	21,640	—	—	2,499	21,640	24,139	(2,054)	2/25/2022	2005
8341 Industrial Parkway	Plain City	OH	(B)	6,702	97,563	—	—	6,702	97,563	104,265	(7,944)	2/25/2022	2020
201 Exploration Drive	Monroe	OH	(D)	1,801	38,868	—	—	1,801	38,868	40,669	(3,165)	2/25/2022	2014
9780 Mopar Drive	Streetsboro	OH	(C)	2,701	26,021	738	—	2,701	26,759	29,460	(2,737)	2/25/2022	2011
2465 Fontaine Street	Kenton	OH	(C)	1,000	19,323	—	—	1,000	19,323	20,323	(1,573)	2/25/2022	2017
4651 Prosper Drive	Stow	OH	(C)	1,400	30,772	—	—	1,400	30,772	32,172	(2,506)	2/25/2022	2017
747 Mill Park Drive	Lancaster	OH	(C)	1,400	17,609	—	—	1,400	17,609	19,009	(1,434)	2/25/2022	2019
9667 Inter-Ocean Drive	West Chester Twp.	OH	(C)	1,300	10,880	—	—	1,300	10,880	12,180	(1,240)	2/25/2022	1999
5313 Majestic Parkway	Bedford Heights	OH	(C)	1,100	8,107	225	—	1,100	8,332	9,432	(1,189)	2/25/2022	1998
1115 Regina Graeter Way	Cincinnati	OH	(C)	700	7,908	—	—	700	7,908	8,608	(644)	2/25/2022	2015
4170 Columbia Road	Lebanon	OH	(C)	400	9,841	146	—	400	9,987	10,387	(825)	2/25/2022	2011
1415 Industrial Drive	Chillicothe	OH	(A)	1,200	3,265	—	—	1,200	3,265	4,465	(810)	1/29/2015	2012
200 Orange Point Drive	Lewis Center	OH	(A)	1,300	8,613	319	—	1,300	8,932	10,232	(2,238)	1/29/2015	2013

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
301 Commerce Drive	South Point	OH	(A)	600	4,530	22	—	600	4,552	5,152	(1,124)	1/29/2015	2013
5300 Centerpoint Parkway	Groveport	OH	(F)	2,700	29,863	344	—	2,700	30,207	32,907	(7,472)	1/29/2015	2014
2701 S.W. 18TH Street	Oklahoma City	OK	(A)	2,401	18,865	(1)	(5,675)	1,760	13,830	15,590	(999)	2/25/2022	2011
8000 Mid America Blvd.	Oklahoma City	OK	(A)	900	12,813	—	(1,814)	781	11,118	11,899	(937)	2/25/2022	2017
1414 South Council Road	Oklahoma City	OK	(C)	5,002	39,952	—	—	5,002	39,952	44,954	(3,253)	2/25/2022	2017
6101 SW 44th Street	Oklahoma City	OK	(C)	2,401	13,868	—	—	2,401	13,868	16,269	(1,129)	2/25/2022	2020
2759 North Garnett Road	Tulsa	OK	(C)	800	4,879	—	—	800	4,879	5,679	(397)	2/25/2022	2008
2820 State Highway 31	McAlester	OK	(A)	581	2,237	4,582	—	581	6,819	7,400	(1,391)	1/29/2015	2012
1729 Pennsylvania Avenue	Monaca	PA	(A)	1,200	13,257	47	(2,173)	1,020	11,311	12,331	(1,924)	2/25/2022	1977
101 North Campus Drive	Imperial	PA	(C)	3,801	26,700	106	—	3,801	26,806	30,607	(2,177)	2/25/2022	2015
231 Theater Drive	Altoona	PA	(C)	1,400	9,864	—	—	1,400	9,864	11,264	(937)	2/25/2022	2013
700 Marine Drive	Rock Hill	SC	(A)	820	8,381	797	—	820	9,178	9,998	(1,796)	4/9/2019	1986
1990 Hood Road	Greer	SC	(A)	400	10,702	(1)	—	400	10,701	11,101	(1,751)	4/9/2019	2015
7410 Magi Drive	Hanahan	SC	(A)	2,401	31,029	355	—	2,401	31,384	33,785	(3,564)	2/25/2022	2001
6850 Weber Boulevard	Charleston	SC	(A)	11,604	44,602	—	(12,228)	9,079	34,899	43,978	(2,517)	2/25/2022	2018
1892 Anfield Road	North Charleston	SC	(A)	4,001	21,179	1	(3,822)	3,394	17,965	21,359	(1,296)	2/25/2022	2017
7409 Magi Drive	Hanahan	SC	(A)	1,801	13,651	—	(1,389)	1,639	12,424	14,063	(1,047)	2/25/2022	2004
1103 Powderhouse Road SE	Aiken	SC	(C)	1,200	36,140	—	—	1,200	36,140	37,340	(2,943)	2/25/2022	2017
3058 Lakemont Blvd	Ft. Mill	SC	(C)	2,901	33,304	20	—	2,901	33,324	36,225	(2,716)	2/25/2022	2008
510 John Dodd Road	Spartanburg	SC	(F)	3,300	57,998	418	—	3,300	58,416	61,716	(14,496)	1/29/2015	2012
996 Paragon Way	Rock Hill	SC	(A)	2,334	35,920	695	—	2,334	36,615	38,949	(8,917)	1/29/2015	2014
5001 West Delbridge Street	Sioux Falls	SD	(A)	2,570	14,832	—	—	2,570	14,832	17,402	(2,427)	4/9/2019	2016
5025 Tuggle Road	Memphis	TN	(C)	1,400	31,520	56	—	1,400	31,576	32,976	(3,003)	2/25/2022	1994
900 Hutchinson Place	Lebanon	TN	(C)	2,601	31,582	—	—	2,601	31,582	34,183	(4,500)	2/25/2022	1993
6023 Century Oaks Drive	Chattanooga	TN	(C)	500	5,759	214	—	500	5,973	6,473	(896)	2/25/2022	2002
3774 Snyder Road	Kodak	TN	(C)	3,201	30,564	—	—	3,201	30,564	33,765	(2,489)	2/25/2022	2021
4836 Hickory Hill Road	Memphis	TN	(F)	1,402	10,769	1,774	—	1,402	12,543	13,945	(3,321)	12/23/2014	1984
2020 Joe B. Jackson Parkway	Murfreesboro	TN	(F)	7,500	55,259	300	—	7,500	55,559	63,059	(13,810)	1/29/2015	2012
11501 Wilkinson Drive	El Paso	TX	(A)	2,401	19,665	116	(2,259)	2,155	17,768	19,923	(1,793)	2/25/2022	2005
5005 Samuell Blvd.	Mesquite	TX	(C)	6,366	62,879	2,291	—	6,366	65,170	71,536	(5,429)	2/25/2022	2017
2701 Texas Longhorn Way	Ft. Worth	TX	(D)	9,303	42,504	731	—	9,303	43,235	52,538	(3,521)	2/25/2022	2015
2000 Luna Road	Carrollton	TX	(C)	1,801	25,816	132	—	1,801	25,948	27,749	(2,460)	2/25/2022	2008
21200 Spring Plaza Drive	Spring	TX	(C)	2,701	29,832	—	—	2,701	29,832	32,533	(2,834)	2/25/2022	2013
502 West Independence Drive	Edinburg	TX	(C)	800	19,673	—	—	800	19,673	20,473	(1,602)	2/25/2022	2011
800 Lindale Industrial Parkway	Lindale	TX	(C)	800	18,947	692	—	800	19,639	20,439	(1,738)	2/25/2022	2014
685 Alliance Parkway	Hewitt	TX	(C)	800	23,207	—	—	800	23,207	24,007	(2,205)	2/25/2022	2012
16211 Air Center Boulevard	Houston	TX	(C)	1,600	13,529	226	—	1,600	13,755	15,355	(1,123)	2/25/2022	2005
246 Glasson Drive	Corpus Christi	TX	(C)	—	9,596	—	—	—	9,596	9,596	(781)	2/25/2022	2011

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
985 Kershaw Street	Ogden	UT	(A)	2,301	13,994	—	(1,903)	2,032	12,360	14,392	(892)	2/25/2022	2019
1095 South 4800 West	Salt Lake City	UT	(A)	1,500	6,913	20	—	1,500	6,933	8,433	(1,725)	1/29/2015	2012
8800 Studley Road	Mechanicsville	VA	(C)	1,100	10,813	382	—	1,100	11,195	12,295	(1,561)	2/25/2022	1988
1935 Blue Hills Drive	Roanoke	VA	(C)	1,300	13,908	39	—	1,300	13,947	15,247	(1,326)	2/25/2022	2013
3736 Tom Andrews Road	Roanoke	VA	(C)	600	9,273	46	—	600	9,319	9,919	(886)	2/25/2022	1996
2300 Westmoreland Street	Richmond	VA	(C)	600	6,109	77	—	600	6,186	6,786	(707)	2/25/2022	2004
1122 Stony Ridge Road	Charlottesville	VA	(C)	2,101	6,051	233	—	2,101	6,284	8,385	(537)	2/25/2022	1998
1901 Meadowville Technology Parkway	Chester	VA	(F)	4,000	67,511	171	—	4,000	67,682	71,682	(16,795)	1/29/2015	2012
635 Community Drive	South Burlington	VT	(C)	10,003	38,560	—	—	10,003	38,560	48,563	(3,140)	2/25/2022	2021
2000 South Walnut Street	Burlington	WA	(B)	8,603	22,749	82	(1,218)	7,385	22,831	30,216	(1,853)	2/25/2022	2015
5300 International Drive	Cudahy	WI	(C)	1,801	17,367	37	—	1,801	17,404	19,205	(1,422)	2/25/2022	2001
3383 Spirit Way	Green Bay	WI	(C)	600	9,345	—	—	600	9,345	9,945	(761)	2/25/2022	2013
				$1,130,169	$4,063,151	$81,859	$(94,794)	$1,113,711	$4,066,674	$5,180,385	$(523,886)
(1)    Represents mortgages and notes payable, net. Certain of our properties are encumbered as follows:

	Encumbrance	Undepreciated Cost
(A) 104 properties encumbered by the ILPT Floating Rate Loan	$1,234,911	$1,176,276
(B) 8 properties encumbered by mortgage loans	231,831	687,169
(C) 82 properties encumbered by the Mountain Floating Rate Loan	1,399,975	1,963,455
(D) 4 properties encumbered by one mortgage loan	90,210	193,206
(E) 186 properties encumbered by one mortgage loan	647,759	508,703
(F) 17 properties encumbered by one mortgage loan	695,851	615,789
	$4,300,537	$5,144,598
(2)    Excludes value of real estate intangibles and includes partial dispositions.
(3)    We depreciate buildings and improvements over periods ranging up to 40 years.
(4)    The total aggregate cost for U.S. federal income tax purposes is $5,732,975.
(5)    Properties without an original construction date are land parcels only.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2021	$1,748,833	$(167,490)
Additions	3,520,563	(106,236)
Disposals	(259)	259
Impairments	(93,029)	—
Balance at December 31, 2022	$5,176,108	$(273,467)
Additions	18,181	(125,262)
Disposals	(24,190)	884
Impairments	(547)	391
Balance at December 31, 2023	$5,169,552	$(397,454)
Additions	10,833	(126,432)
Balance at December 31, 2024	$5,180,385	$(523,886)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy President and Chief Operating Officer

Dated: February 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yael Duffy	President and Chief Operating Officer	February 18, 2025
Yael Duffy

/s/ Tiffany R. Sy	Chief Financial Officer and Treasurer (principal financial	February 18, 2025
Tiffany R. Sy	officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 18, 2025
Adam D. Portnoy

/s/ Matthew P. Jordan	Managing Trustee	February 18, 2025
Matthew P. Jordan

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 18, 2025
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 18, 2025
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 18, 2025
Joseph L. Morea

/s/ Kevin C. Phelan	Independent Trustee	February 18, 2025
Kevin C. Phelan

/s/ June S. Youngs	Independent Trustee	February 18, 2025
June S. Youngs