Form 10-Q
period 2025-03-31
Industrial Logistics Properties Trust
filed 2025-04-29
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 25, 2025: 66,142,140.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
March 31, 2025

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate properties:
Land	$1,113,711	$1,113,711
Buildings and improvements	4,067,380	4,066,674
Total real estate properties, gross	5,181,091	5,180,385
Accumulated depreciation	(555,714)	(523,886)
Total real estate properties, net	4,625,377	4,656,499
Investment in unconsolidated joint venture	114,700	116,732
Acquired real estate leases, net	190,123	199,193
Cash and cash equivalents	107,951	131,706
Restricted cash and cash equivalents	128,751	110,774
Rents receivable, including straight line rents of $108,017 and $104,730, respectively	131,464	129,162
Other assets, net	65,259	62,265
Total assets	$5,363,625	$5,406,331

LIABILITIES AND EQUITY
Mortgages and notes payable, net	$4,296,146	$4,300,537
Accounts payable and other liabilities	71,295	76,753
Assumed real estate lease obligations, net	14,089	14,937
Due to related persons	5,182	4,774
Total liabilities	4,386,712	4,397,001

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,143,704 and 66,144,308 shares issued and outstanding, respectively	661	661
Additional paid in capital	1,017,627	1,017,382
Cumulative net deficit	(108,005)	(86,473)
Cumulative other comprehensive loss	(1,611)	(1,065)
Cumulative common distributions	(369,147)	(368,486)
Total equity attributable to common shareholders	539,525	562,019
Noncontrolling interest	437,388	447,311
Total equity	976,913	1,009,330
Total liabilities and equity	$5,363,625	$5,406,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Rental income	$111,905	$112,235

Expenses:
Real estate taxes	14,154	15,861
Other operating expenses	10,249	10,322
Depreciation and amortization	41,518	43,577
General and administrative	8,238	7,689
Total expenses	74,159	77,449

Interest income	1,968	2,852
Interest expense	(69,813)	(73,230)
Loss before income taxes and equity in (losses) earnings of unconsolidated joint venture	(30,099)	(35,592)
Income tax expense	(28)	(33)
Equity in (losses) earnings of unconsolidated joint venture	(1,042)	1,723
Net loss	(31,169)	(33,902)
Net loss attributable to noncontrolling interest	9,637	10,499
Net loss attributable to common shareholders	(21,532)	(23,403)

Other comprehensive loss:
Unrealized loss on derivatives	(802)	(4,846)
Less: unrealized loss on derivatives attributable to noncontrolling interest	256	1,888
Other comprehensive loss attributable to common shareholders	(546)	(2,958)
Comprehensive loss attributable to common shareholders	$(22,078)	$(26,361)

Weighted average common shares outstanding (basic and diluted)	65,834	65,556

Net loss per share attributable to common shareholders (basic and diluted)	$(0.33)	$(0.36)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net (Deficit)	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	(Loss) Income	Distributions	Shareholders	Interest	Equity

Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019	$447,311	$1,009,330
Net loss	—	—	—	(21,532)	—	—	(21,532)	(9,637)	(31,169)
Share grants, repurchases and forfeitures	(604)	—	245	—	—	—	245	—	245
Distributions to common shareholders	—	—	—	—	—	(661)	(661)	—	(661)
Other comprehensive loss	—	—	—	—	(546)	—	(546)	(256)	(802)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2025	66,143,704	$661	$1,017,627	$(108,005)	$(1,611)	$(369,147)	$539,525	$437,388	$976,913

Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(23,403)	—	—	(23,403)	(10,499)	(33,902)
Share grants, repurchases and forfeitures	(11,857)	—	290	—	—	—	290	—	290
Distributions to common shareholders	—	—	—	—	—	(658)	(658)	—	(658)
Other comprehensive loss	—	—	—	—	(2,958)	—	(2,958)	(1,888)	(4,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at March 31, 2024	65,831,530	$658	$1,016,067	$(14,207)	$7,213	$(366,506)	$643,225	$479,275	$1,122,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,169)	$(33,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,858	31,540
Amortization of interest rate caps	10,211	7,210
Net amortization of debt issuance costs, premiums and discounts	376	6,654
Amortization of acquired real estate leases and assumed real estate lease obligations	8,222	10,974
Amortization of deferred leasing costs	1,003	705
Straight line rental income	(3,287)	(3,489)
Proceeds from settlement of interest rate caps	(9,674)	(16,537)
General and administrative expenses paid in common shares	247	339
Distributions of earnings from unconsolidated joint venture	990	990
Equity in losses (earnings) of unconsolidated joint venture	1,042	(1,723)
Change in assets and liabilities:
Rents receivable	985	6,489
Other assets	—	(3,972)
Accounts payable and other liabilities	159	2,138
Due to related persons	408	573
Net cash provided by operating activities	11,371	7,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(6,353)	(2,132)
Purchase of interest rate cap	(15,010)	(26,175)
Proceeds from settlement of interest rate caps	9,674	16,537
Net cash used in investing activities	(11,689)	(11,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(4,633)	(4,466)
Payment of debt issuance costs	(134)	(129)
Distributions to common shareholders	(661)	(658)
Repurchase of common shares	(2)	(49)
Distributions to noncontrolling interest	(30)	(163)
Net cash used in financing activities	(5,460)	(5,465)

Decrease in cash and cash equivalents and restricted cash and cash equivalents	(5,778)	(9,246)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	242,480	245,723
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$236,702	$236,477

SUPPLEMENTAL DISCLOSURES:
Interest paid	$59,523	$59,621
Income taxes received	$—	$80

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$849	$348

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2025	2024
Cash and cash equivalents	$107,951	$128,394
Restricted cash and cash equivalents (1)	128,751	108,083
Total cash and cash equivalents and restricted cash	$236,702	$236,477
(1)Restricted cash and cash equivalents consist of amounts escrowed as required by the agreements governing certain of our mortgage debt and cash held for the operations of our consolidated joint venture.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company or ILPT, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and related intangibles.
Note 2. Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to condensed consolidated financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our condensed consolidated financial statements.
Note 3. Real Estate Investments
As of March 31, 2025, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,161,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, which included 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, in which we own a 61% equity interest. As of March 31, 2025, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

During the three months ended March 31, 2025 and 2024, amounts capitalized at certain of our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended March 31,
	2025	2024
Tenant improvements (1)	$3	$444
Leasing costs (1)	3,222	2,127
Building improvements (2)	734	802
Total capital expenditures	$3,959	$3,373
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
During the three months ended March 31, 2025 and 2024, recognized net loss attributable to noncontrolling interest in our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2025	2024
Consolidated joint venture	$9,672	$10,514
Tenancy in common	(35)	(15)
Total net loss attributable to noncontrolling interest	$9,637	$10,499
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common made cash distributions to the unrelated third party investor of $30 and $163 during the three months ended March 31, 2025 and 2024, respectively.
Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in (losses) earnings of the unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss).
Note 4. Leases

We are a lessor of industrial and logistics properties. Our leases provide our tenants with the contractual right to use and economically benefit from the physical space specified in their respective leases and are generally classified as operating leases.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,857 and $21,175 for the three months ended March 31, 2025 and 2024, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not pay obligations under a ground lease or does not renew any ground lease, we may have to pay obligations under the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease that we assumed in an acquisition. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $4,078 and $4,173, respectively, as of March 31, 2025, and $4,193 and $4,288, respectively, as of December 31, 2024. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
For the three months ended March 31, 2025 and 2024, our Hawaii Properties represented 27.7% and 28.0%, respectively, of our annualized rental revenues.
Tenant Concentration
Subsidiaries of FedEx Corporation, or FedEx, and subsidiaries of Amazon.com Services, Inc., or Amazon, represented 28.7% and 6.7% of our annualized rental revenues as of March 31, 2025, respectively, and 28.9% and 6.7% as of March 31, 2024, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of March 31, 2025 and December 31, 2024 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of March 31, 2025
ILPT	104	$1,235,000	6.71%	Floating	10/09/2025	$1,009,721
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,369
ILPT	17	700,000	4.42%	Fixed	03/09/2032	489,606
Mountain JV	82	1,400,000	5.87%	Floating	03/09/2026	1,788,145
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	177,115
Mountain JV	1	9,672	3.67%	Fixed	05/01/2031	28,330
Mountain JV	1	11,308	4.14%	Fixed	07/01/2032	41,926
Mountain JV	1	25,579	4.02%	Fixed	10/01/2033	81,856
Mountain JV	1	35,829	4.13%	Fixed	11/01/2033	127,512
Mountain JV	1	22,179	3.10%	Fixed	06/01/2035	44,739
Mountain JV	1	35,953	2.95%	Fixed	01/01/2036	95,624
Mountain JV	1	40,886	4.27%	Fixed	11/01/2037	106,806
Mountain JV	1	45,790	3.25%	Fixed	01/01/2038	109,564
Total / weighted average		4,303,196	5.53%			$4,591,313
Unamortized debt issuance costs		(7,050)
Total indebtedness, net		$4,296,146

As of December 31, 2024
ILPT	104	$1,235,000	6.71%	Floating	10/09/2025	$1,017,228
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,454
ILPT	17	700,000	4.42%	Fixed	03/09/2032	491,143
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,802,396
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	178,465
Mountain JV	1	10,020	3.67%	Fixed	05/01/2031	28,363
Mountain JV	1	11,636	4.14%	Fixed	07/01/2032	42,242
Mountain JV	1	26,200	4.02%	Fixed	10/01/2033	82,443
Mountain JV	1	36,684	4.13%	Fixed	11/01/2033	127,960
Mountain JV	1	22,637	3.10%	Fixed	06/01/2035	45,070
Mountain JV	1	36,655	2.95%	Fixed	01/01/2036	96,321
Mountain JV	1	41,491	4.27%	Fixed	11/01/2037	107,606
Mountain JV	1	46,506	3.25%	Fixed	01/01/2038	110,346
Total / weighted average		4,307,829	5.51%			$4,620,037
Unamortized debt issuance costs		(7,292)
Total indebtedness, net		$4,300,537
(1)Interest rates reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our $1,235,000 loan, or the ILPT Floating Rate Loan, which is secured by 104 of our properties, matures in October 2025, subject to two remaining one-year extension options, and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. In October 2024, we exercised the first of our three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, we purchased a one-year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
Our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, which is secured by 82 properties, matures in March 2026, subject to one remaining one-year extension option, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2025, our consolidated joint venture exercised the second of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.04%. Subject to the satisfaction of certain conditions, our consolidated joint venture has the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium.
The weighted average interest rates under our floating rate loans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
ILPT Floating Rate Loan (1)	6.71%	6.18%
Mountain Floating Rate Loan (2)	5.82%	6.09%
(1)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 2.78% which replaced the previous strike rate equal to 2.25% in October 2024.
(2)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 3.10% which replaced the previous strike rate equal to 3.04% in March 2025.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. See Note 10 for further information regarding our interest rate caps.
The required principal payments due during the next five years and thereafter, excluding extension options, under all our outstanding debt as of March 31, 2025 are as follows:

Principal
Payment
2025	$1,249,159
2026	1,419,499
2027	20,224
2028	20,989
2029	671,778
Thereafter	921,547
Total	$4,303,196
Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgages and notes payable, accounts payable and interest rate caps. We remeasure our interest rate caps at fair value on a quarterly basis. As of March 31, 2025 and December 31, 2024, the fair value of our other financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our fixed rate mortgage notes payable had an aggregate carrying value of $1,661,331 and $1,665,649 as of March 31, 2025 and December 31, 2024, respectively, and a fair value of $1,565,801 and $1,535,640 as of March 31, 2025 and December 31, 2024, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs, including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring basis at fair value as of March 31, 2025 and December 31, 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025
Investment in unconsolidated joint venture	$114,700	$—	$—	$114,700
Interest rate caps	$20,913	$—	$20,913	$—

As of December 31, 2024
Investment in unconsolidated joint venture	$116,732	$—	$—	$116,732
Interest rate caps	$16,916	$—	$16,916	$—
The fair value of our investment in the unconsolidated joint venture is determined by applying our ownership percentage to the net asset value of the entity. The net asset value of the unconsolidated joint venture uses similar estimation techniques as those used for consolidated real estate properties, including discounting expected future cash flows of the underlying real estate investments based on prevailing market rents over a holding period and including an exit capitalization rate to determine the final year of cash flows.
The fair values of our interest rate cap derivatives are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of March 31, 2025
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.00%	5.25% - 6.50%	10 - 11 years

As of December 31, 2024
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.25%	5.25% - 6.50%	10 - 12 years

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$116,732	$115,360
Equity in (losses) earnings of unconsolidated joint venture	(1,042)	1,723
Distributions from unconsolidated joint venture	(990)	(990)
Ending balance	$114,700	$116,093

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 7. Shareholders’ Equity
Common Share Purchases
During the three months ended March 31, 2025, we purchased an aggregate of 604 of our common shares, valued at a weighted average price of $3.59 per common share, from a former employee of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on The Nasdaq Stock Market LLC, or Nasdaq, on the purchase date.
Distributions
During the three months ended March 31, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$661
On April 10, 2025, we declared a regular quarterly distribution to common shareholders of record on April 22, 2025 of $0.01 per share, or approximately $661. We expect to pay this distribution on or about May 15, 2025 using cash on hand.
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
Business Management Agreement. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three months ended March 31, 2025. The actual amount of incentive management fees incurred for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2025, and will be payable to RMR in January 2026. We did not incur any incentive management fees for the year ended December 31, 2024.
Property Management Agreement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR which are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

For the three months ended March 31, 2025 and 2024, the business management fees, incentive management fees, property management fees, construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended March 31,
	Line Item	2025	2024
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$5,735	$5,830
Incentive management fees	General and administrative expenses	967	—
Total		$6,702	$5,830

Pursuant to property management agreement:
Property management fees	Other operating expenses	$3,267	$3,330
Construction supervision fees	Buildings and improvements (1)	30	73
Total		$3,297	$3,403

Expense reimbursement:
Property level expenses	General and administrative expenses	$50	$82
Property level expenses	Other operating expenses	1,570	1,605
Total		$1,620	$1,687
(1)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.
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
For further information about these and other such relationships and certain other related person transactions, see our 2024 Annual Report.

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
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate caps are related to and the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as of March 31, 2025 and December 31, 2024:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	March 31, 2025	December 31, 2024
Other assets, net	ILPT Floating Rate Loan	10/15/2025	2.78%	$1,235,000	$8,976	$13,302
Other assets, net	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	—	3,614
Other assets, net	Mountain Floating Rate Loan	03/15/2026	3.10%	$1,400,000	11,937	—
Total					$20,913	$16,916

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in cumulative other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our applicable debt.
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the periods shown:

	Three Months Ended March 31,
	2025	2024
Amount of (loss) gain recognized on derivative in other comprehensive loss	$(1,759)	$4,674
Amount of (loss) gain reclassified from cumulative other comprehensive loss into interest expense	$(957)	$9,520
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(69,813)	$(73,230)
Note 11. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. The chief operating decision maker, or CODM, is our President and Chief Operating Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income (loss) as shown in our condensed consolidated statements of comprehensive income (loss). The CODM is also regularly provided with information on expenses related to our management agreements with RMR, which are detailed in Note 8. The measure of segment assets is reported as total assets in our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2024 Annual Report.
OVERVIEW (dollars in thousands, except per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2025, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states with 94.6% occupancy leased to approximately 300 different tenants. As of March 31, 2025, we also owned a 22% equity interest in the unconsolidated joint venture.
We believe consumer expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, uncertainties surrounding interest rates and inflation in the United States and globally, global geopolitical hostilities and tensions and the impacts of or changes to tariffs and trade policies, have given rise to economic uncertainty and have caused, and may continue to cause, disruptions in the financial markets. For example, there have been significant changes to U.S. and foreign trade policies, treaties and tariffs, which have led to, and may continue to cause, the disruption of global supply chains, additional or increased tariffs and other import-export barriers, sudden fluctuations in commodity prices and costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs, for us and our tenants. These conditions, if continued, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to, and would likely increase our cost of, capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Our portfolio as of March 31, 2025 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	90	34 states	22,119	96.4%	34.2%	5.1
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	85.8%	27.7%	13.0
Mainland Properties	Mountain JV	61%	94	27 states	20,978	99.8%	37.8%	6.4
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	0.3%	4.6
Total / weighted average			411		59,890	94.6%	100.0%	7.8
(1)Based on annualized rental revenues as of March 31, 2025.
Property Operations
Occupancy and average effective rental rate data for our portfolio as of March 31, 2025 and 2024 were as follows (square feet in thousands):

	As of March 31,
	2025	2024
Total properties	411	411
Total rentable square feet (1)	59,890	59,893
Percent leased (2)	94.6%	99.0%
Average effective rental rates per square feet (3)	$7.92	$7.58
(1)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(2)Leased square feet is pursuant to existing leases as of March 31, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
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
During the three months ended March 31, 2025, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	New Leases	Renewals	Totals
Square feet leased during the period	437	1,738	2,175
Weighted average rental rate change (by rentable square feet)	22.2%	17.6%	18.5%
Weighted average lease term by square feet (years)	5.8	6.2	6.1
Total leasing costs and concession commitments (1)	$2,850	$3,622	$6,472
Total leasing costs and concession commitments per square foot (1)	$6.52	$2.08	$2.97
Total leasing costs and concession commitments per square foot per year (1)	$1.13	$0.33	$0.48
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the three months ended March 31, 2025, we completed rent resets for approximately 144,000 square feet of land at our Hawaii Properties at rental rates that were 34.6% higher than prior rental rates.
The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of March 31, 2025:

Annualized
Rental Revenues
Scheduled to Reset
2025	$596
2026	1,316
2027	805
2028	—
2029	8,517
Thereafter	11,491
Total	$22,725

As of March 31, 2025, our remaining lease expirations by year were as follows (square feet in thousands):

				Cumulative		% of Total	Cumulative
			% of Total	% of Total	Annualized	Annualized	% of Total
		Leased	Leased	Leased	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2025	18	1,145	2.0%	2.0%	$4,940	1.1%	1.1%
2026	30	3,167	5.6%	7.6%	19,946	4.5%	5.6%
2027	43	8,306	14.7%	22.3%	51,894	11.7%	17.3%
2028	42	6,236	11.0%	33.3%	47,005	10.6%	27.9%
2029	38	6,879	12.1%	45.4%	45,342	10.2%	38.1%
Thereafter	216	30,947	54.6%	100.0%	274,782	61.9%	100.0%
Total	387	56,680	100.0%		$443,909	100.0%

Weighted average remaining lease term (in years)		7.0			7.8
(1)Leased square feet is pursuant to existing leases as of March 31, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of March 31, 2025, subsidiaries of FedEx and Amazon leased 22.5% and 8.0% of our total leased square feet, respectively, and represented 28.7% and 6.7% of our total annualized rental revenues, respectively.
As of March 31, 2025, $5,478, or 1.2%, of our annualized rental revenues was included in leases scheduled to expire by March 31, 2026 and 5.4% of our rentable square feet was vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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
In October 2024, American Tire Distributors, Inc., or ATD, which represented 1.6% of our total annualized rental revenues as of March 31, 2025, filed for Chapter 11 bankruptcy. As of April 29, 2025, this tenant has no outstanding lease obligations due to us and has indicated that it does not intend to vacate any of its leases with us but is seeking to modify the terms of its existing leases with us. As of April 29, 2025, we have not engaged with ATD to modify any of its current leases. ATD has until May 20, 2025 to accept or reject the continuation of these leases.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 (dollars and share amounts in thousands, except per share data)

	Three Months Ended March 31,
			$	%
	2025	2024	Change	Change

Rental income	$111,905	$112,235	$(330)	(0.3)%

Operating expenses:
Real estate taxes	14,154	15,861	(1,707)	(10.8)%
Other operating expenses	10,249	10,322	(73)	(0.7)%
Total operating expenses	24,403	26,183	(1,780)	(6.8)%

Net operating income (1)	87,502	86,052	1,450	1.7%

Other expenses:
Depreciation and amortization	41,518	43,577	(2,059)	(4.7)%
General and administrative	8,238	7,689	549	7.1%
Total other expenses	49,756	51,266	(1,510)	(2.9)%
Interest income	1,968	2,852	(884)	(31.0)%
Interest expense	(69,813)	(73,230)	3,417	(4.7)%
Loss before income taxes and equity in (losses) earnings of unconsolidated joint venture	(30,099)	(35,592)	5,493	15.4%
Income tax expense	(28)	(33)	5	(15.2)%
Equity in (losses) earnings of unconsolidated joint venture	(1,042)	1,723	(2,765)	(160.5)%
Net loss	(31,169)	(33,902)	2,733	8.1%
Net loss attributable to noncontrolling interest	9,637	10,499	(862)	(8.2)%
Net loss attributable to common shareholders	$(21,532)	$(23,403)	$1,871	8.0%

Weighted average common shares outstanding (basic and diluted)	65,834	65,556	278	0.4%

Net loss per share attributable to common shareholders (basic and diluted)	$(0.33)	$(0.36)	$0.03	8.3%
(1)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Rental income. Rental income decreased primarily due to vacancies at certain of our properties, partially offset by our leasing activity.
Real estate taxes. Real estate taxes decreased primarily due to a lowered assessed value as a result of a successful real estate tax appeal at one of our Mainland Properties.
Other operating expenses. The decrease in other operating expenses is primarily due to decreases in insurance expenses and professional fees, partially offset by increases in snow removal and electricity expenses at certain of our properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing since April 1, 2024, partially offset by increased depreciation related to improvements made to certain of our properties since April 1, 2024.

General and administrative. The increase in general and administrative expenses is primarily due to accrued incentive management fees of $967 recognized during the three months ended March 31, 2025 as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Industrial REIT Index over the applicable measurement period, partially offset by decreases in professional and legal fees.
Interest income. The decrease in interest income is primarily due to lower interest rates and average cash balances during the 2025 period as compared to the 2024 period.
Interest expense. The decrease in interest expense is primarily due to decreased amortization of debt issuance and interest rate cap costs related to our floating rate loans.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in (losses) earnings of unconsolidated joint venture. Equity in (losses) earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.
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
The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss	$(31,169)	$(33,902)
Equity in losses (earnings) of unconsolidated joint venture	1,042	(1,723)
Income tax expense	28	33
Loss before income taxes and equity in (losses) earnings of unconsolidated joint venture	(30,099)	(35,592)
Interest expense	69,813	73,230
Interest income	(1,968)	(2,852)
General and administrative	8,238	7,689
Depreciation and amortization	41,518	43,577
NOI	$87,502	$86,052

Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding (i) any recovery or loss on impairment of real estate, (ii) any gain or loss on sale of real estate and (iii) equity in earnings or losses of unconsolidated joint venture; (2) plus (i) real estate depreciation and amortization and (ii) our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interest; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain nonrecurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any, and incentive management fees, if any.
FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, the then current and expected needs for and availability of cash to pay our obligations and fund our investments, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other REITs and our expectation of future capital requirements and operating performance. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common shareholders	$(21,532)	$(23,403)
Equity in losses (earnings) of unconsolidated joint venture	1,042	(1,723)
Depreciation and amortization	41,518	43,577
Share of FFO from unconsolidated joint venture	1,505	1,459
FFO adjustments attributable to noncontrolling interest	(10,010)	(10,460)
FFO attributable to common shareholders	$12,523	$9,450
Incentive management fees (1)	967	—
Normalized FFO attributable to common shareholders	$13,490	$9,450

Weighted average common shares outstanding (basic and diluted)	65,834	65,556

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.33)	$(0.36)
FFO attributable to common shareholders	$0.19	$0.14
Normalized FFO attributable to common shareholders	$0.20	$0.14
(1)Incentive management fees are estimated and accrued during the applicable measurement period. Actual incentive management fees will be calculated based on common share total return, as defined in our business management agreement, for the three year period ending December 31 of the applicable calendar year, are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss) and will be payable to RMR in January of the following calendar year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of March 31, 2025, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 76.1% of our annualized rental revenues and only 1.2% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$242,480	$245,723
Net cash provided by (used in):
Operating activities	11,371	7,989
Investing activities	(11,689)	(11,770)
Financing activities	(5,460)	(5,465)
Total	(5,778)	(9,246)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$236,702	$236,477
The increase in net cash provided by operating activities for the three months ended March 31, 2025 compared to the 2024 period is primarily due to lower cash interest expense, excluding the impact of settlement of our interest rate caps. The change in net cash used in investing activities for the three months ended March 31, 2025 compared to the 2024 period is primarily due to a decrease in proceeds from settlement of interest rate caps and an increase in real estate improvements, partially offset by reduced interest rate cap purchase costs.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control our operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of March 31, 2025, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $107,951. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of any offerings of equity or debt securities to fund our distributions to our shareholders.
As our debt approaches maturity or we desire to reduce our leverage or refinance debt, we may explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities, obtaining a revolving credit facility, participating or selling equity interests in joint ventures or selling properties. Further, any issuances of our equity securities may be dilutive to our existing shareholders. We may also assume mortgage loans or incur debt in connection with future acquisitions, developments and redevelopments. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.

Real Estate Activities
During the three months ended March 31, 2025 and 2024, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended March 31,
	2025	2024
Tenant improvements (1)	$3	$444
Leasing costs (1)	3,222	2,127
Building improvements (2)	734	802
Total capital expenditures	$3,959	$3,373
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
As of March 31, 2025, committed, but unspent, tenant related obligations based on existing leases were $6,786, all of which are expected to be spent during the next 12 months.
Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $990 for each of the three months ended March 31, 2025 and 2024.
For further information regarding our consolidated joint venture and the unconsolidated joint venture, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Indebtedness
As of March 31, 2025, we had an aggregate principal amount of $4,303,196 of indebtedness, including (1) the ILPT Floating Rate Loan, (2) the Mountain Floating Rate Loan, (3) our $700,000 mortgage loan and (4) our $650,000 mortgage loan, with maturity dates after giving effect to potential exercises of all extension options between 2027 and 2038.
The ILPT Floating Rate Loan, which is secured by 104 of our properties, matures in October 2025, subject to two remaining one-year extension options, and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. In October 2024, we exercised the first of our three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, we purchased a one-year interest rate cap for $16,975 with a SOFR strike rate equal to 2.78%, which replaced the previous interest rate cap with a SOFR strike rate equal to 2.25%. Subject to the satisfaction of certain conditions, we have the option to prepay the ILPT Floating Rate Loan in full or in part at any time at par with no premium.
The Mountain Floating Rate Loan, which is secured by 82 properties, matures in March 2026, subject to one remaining one-year extension option, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2025, our consolidated joint venture exercised the second of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.04%. Subject to the satisfaction of certain conditions, our consolidated joint venture has the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium.

The weighted average interest rates under our floating rate loans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
ILPT Floating Rate Loan (1)	6.71%	6.18%
Mountain Floating Rate Loan (2)	5.82%	6.09%
(1)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 2.78% which replaced the previous strike rate equal to 2.25% in October 2024.
(2)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 3.10% which replaced the previous strike rate equal to 3.04% in March 2025.
The agreements and related documents governing the ILPT Floating Rate Loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2025, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the three months ended March 31, 2025, we declared and paid a regular quarterly distribution to common shareholders totaling $661 using cash on hand.
On April 10, 2025, we declared a regular quarterly distribution to common shareholders of record on April 22, 2025 of $0.01 per share, or approximately $661. We expect to pay this distribution on or about May 15, 2025 using cash on hand.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2024 Annual Report, our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2024 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and related intangibles.
A discussion of our critical accounting estimates is included in our 2024 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2024.

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
Floating Rate Debt
As of March 31, 2025, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest	Maturity	Payments
Debt	Balance	Rate (1)	Expense	Date	Due
ILPT Floating Rate Loan	$1,235,000	6.71%	$84,019	10/09/2025	Monthly
Mountain Floating Rate Loan	1,400,000	5.87%	83,321	03/09/2026	Monthly
Total / weighted average	$2,635,000	6.35%	$167,340
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate caps.
The ILPT Floating Rate Loan has two remaining one-year extension options and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. The Mountain Floating Rate Loan has one remaining one-year extension option and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risks related to changes in SOFR and as required under the applicable loan agreements, we purchased an interest rate cap with a current SOFR strike rate equal to 2.78% for the ILPT Floating Rate Loan and our consolidated joint venture purchased an interest rate cap with a current SOFR strike rate equal to 3.10% for the Mountain Floating Rate Loan.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2025, including the impact of our interest rate caps:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Weighted Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At March 31, 2025	6.35%	$2,635,000	$167,340	$(2.54)
One percentage point increase (2)	6.35%	$2,635,000	$167,340	$(2.54)
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2025.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in our weighted average interest rate of our floating rate loan debt to 7.35% at March 31, 2025 would result in total floating rate interest expense per year of $196,381 and a decrease in annual earnings per share of $2.98.
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
Fixed Rate Debt
There have been no material changes to market interest rate risks associated with our fixed rate debt during the three months ended March 31, 2025. For a discussion of market interest rate risks associated with our fixed rate debt, see “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2024 Annual Report.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties located in Hawaii,
•Our ability to maintain high occupancy at our properties,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to purchase cost effective interest rate caps,
•Our expected capital expenditures and leasing costs,
•Our ability to maintain sufficient liquidity,
•Demand for industrial and logistics properties,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to uncertainties surrounding interest rates and inflation, effect of or changes to tariffs or trading policies, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,
•Our tenant and geographic concentrations,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices or returns we target, and the timing of such sales,

•Our ability to complete sales without delay, or at all, pursuant to existing agreement terms,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of inflation, cost overruns, tariffs, supply chain challenges, labor market conditions, construction delays or our inability to obtain necessary permits, our ability to lease space at these properties at targeted returns and volatility in the commercial real estate markets,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, to enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Non-performance by the counterparties to our interest rate caps,
•The ability of our manager, RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

PART II. Other Information
Item 1A. Risk Factors
Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in our 2024 Annual Report. The risks described in our 2024 Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2024 Annual Report or included below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2024 Annual Report and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, could negatively affect macroeconomic conditions and our and our tenants’ businesses, results of operations, prospects or financial condition.
There have been significant changes to U.S. and foreign trade policies, treaties and tariffs, which have led to, and may continue to cause, the disruption of global supply chains, additional or increased tariffs and other import-export barriers, sudden fluctuations in commodity prices and costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create long-term macroeconomic challenges. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could also further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from outside of the United States. Our and our tenants’ businesses, results of operations, prospects and financial condition could be negatively impacted as a result of such uncertainty regarding, or increased costs resulting from, U.S. and foreign trade policies, treaties and tariffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2025:

Maximum
			Total Number of	Approximate Dollar
		Weighted	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
March 1, 2025 - March 31, 2025	604	$3.59	—	$—
Total	604	$3.59	—	$—
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
Dated: April 29, 2025

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 29, 2025