Form 10-Q
period 2025-06-30
Industrial Logistics Properties Trust
filed 2025-07-29
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 25, 2025: 66,335,999.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
June 30, 2025

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Real estate properties:
Land	$1,111,011	$1,113,711
Buildings and improvements	4,042,004	4,066,674
Total real estate properties, gross	5,153,015	5,180,385
Accumulated depreciation	(579,706)	(523,886)
Total real estate properties, net	4,573,309	4,656,499
Investment in unconsolidated joint venture	117,854	116,732
Assets of properties held for sale	25,726	—
Acquired real estate leases, net	180,977	199,193
Cash and cash equivalents	58,559	131,706
Restricted cash and cash equivalents	100,506	110,774
Rents receivable, including straight line rents of $110,055 and $104,730, respectively	130,893	129,162
Other assets, net	50,724	62,265
Total assets	$5,238,548	$5,406,331

LIABILITIES AND EQUITY
Mortgages notes payable, net	$4,200,314	$4,300,537
Liabilities of properties held for sale	337	—
Accounts payable and other liabilities	70,283	76,753
Assumed real estate lease obligations, net	13,243	14,937
Due to related persons	6,607	4,774
Total liabilities	4,290,784	4,397,001

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,335,999 and 66,144,308 shares issued and outstanding, respectively	663	661
Additional paid in capital	1,018,474	1,017,382
Cumulative net deficit	(129,315)	(86,473)
Cumulative other comprehensive loss	(899)	(1,065)
Cumulative common distributions	(369,809)	(368,486)
Total equity attributable to common shareholders	519,114	562,019
Noncontrolling interest	428,650	447,311
Total equity	947,764	1,009,330
Total liabilities and equity	$5,238,548	$5,406,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Rental income	$112,097	$110,621	$224,002	$222,856

Expenses:
Real estate taxes	15,662	15,149	29,816	31,010
Other operating expenses	8,878	9,207	19,127	19,529
Depreciation and amortization	41,443	43,421	82,961	86,998
General and administrative	9,662	7,939	17,900	15,628
Total expenses	75,645	75,716	149,804	153,165

Interest and other income	2,024	2,935	3,992	5,787
Interest expense	(67,914)	(73,631)	(137,727)	(146,861)
Loss on extinguishment of debt	(5,070)	—	(5,070)	—
Loss before income taxes and equity in earnings of unconsolidated joint venture	(34,508)	(35,791)	(64,607)	(71,383)
Income tax expense	(30)	(36)	(58)	(69)
Equity in earnings of unconsolidated joint venture	4,144	2,348	3,102	4,071
Net loss	(30,394)	(33,479)	(61,563)	(67,381)
Net loss attributable to noncontrolling interest	9,084	10,304	18,721	20,803
Net loss attributable to common shareholders	(21,310)	(23,175)	(42,842)	(46,578)

Other comprehensive loss:
Unrealized gain (loss) on derivatives	1,058	(1,510)	256	(6,356)
Less: unrealized (gain) loss on derivatives attributable to noncontrolling interest	(346)	(468)	(90)	1,420
Other comprehensive gain (loss) attributable to common shareholders	712	(1,978)	166	(4,936)
Comprehensive loss attributable to common shareholders	$(20,598)	$(25,153)	$(42,676)	$(51,514)

Weighted average common shares outstanding (basic and diluted)	65,927	65,626	65,881	65,591

Net loss per share attributable to common shareholders (basic and diluted)	$(0.32)	$(0.35)	$(0.65)	$(0.71)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net (Deficit)	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	(Loss) Income	Distributions	Shareholders	Interest	Equity

Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019	$447,311	$1,009,330
Net loss	—	—	—	(21,532)	—	—	(21,532)	(9,637)	(31,169)
Share grants, repurchases and forfeitures	(604)	—	245	—	—	—	245	—	245
Distributions to common shareholders	—	—	—	—	—	(661)	(661)	—	(661)
Other comprehensive loss	—	—	—	—	(546)	—	(546)	(256)	(802)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2025	66,143,704	661	1,017,627	(108,005)	(1,611)	(369,147)	539,525	437,388	976,913
Net loss	—	—	—	(21,310)	—	—	(21,310)	(9,084)	(30,394)
Share grants, repurchases and forfeitures	192,295	2	847	—	—	—	849	—	849
Distributions to common shareholders	—	—	—	—	—	(662)	(662)	—	(662)
Other comprehensive loss	—	—	—	—	712	—	712	346	1,058
Balance at June 30, 2025	66,335,999	$663	$1,018,474	$(129,315)	$(899)	$(369,809)	$519,114	$428,650	$947,764

Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(23,403)	—	—	(23,403)	(10,499)	(33,902)
Share grants, repurchases and forfeitures	(11,857)	—	290	—	—	—	290	—	290
Distributions to common shareholders	—	—	—	—	—	(658)	(658)	—	(658)
Other comprehensive loss	—	—	—	—	(2,958)	—	(2,958)	(1,888)	(4,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at March 31, 2024	65,831,530	658	1,016,067	(14,207)	7,213	(366,506)	643,225	479,275	1,122,500
Net loss	—	—	—	(23,175)	—	—	(23,175)	(10,304)	(33,479)
Share grants, repurchases and forfeitures	160,979	2	913	—	—	—	915	—	915
Distributions to common shareholders	—	—	—	—	—	(659)	(659)	—	(659)
Other comprehensive (loss) income	—	—	—	—	(1,978)	—	(1,978)	468	(1,510)
Balance at June 30, 2024	65,992,509	$660	$1,016,980	$(37,382)	$5,235	$(367,165)	$618,328	$469,439	$1,087,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,563)	$(67,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,731	63,111
Amortization of interest rate caps	17,468	19,473
Net amortization of debt issuance costs, premiums and discounts	750	9,748
Amortization of acquired real estate leases and assumed real estate lease obligations	16,199	21,704
Amortization of deferred leasing costs	2,112	1,458
Straight line rental income	(5,670)	(6,441)
Loss on extinguishment of debt	5,070	—
Proceeds from settlement of interest rate caps	(18,841)	(34,429)
General and administrative expenses paid in common shares	1,124	1,263
Distributions of earnings from unconsolidated joint venture	1,980	1,980
Equity in earnings of unconsolidated joint venture	(3,102)	(4,071)
Change in assets and liabilities:
Rents receivable	3,589	7,438
Other assets	7,228	3,701
Accounts payable and other liabilities	(2,128)	1,495
Due to related persons	1,833	(210)
Net cash provided by operating activities	29,780	18,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(9,598)	(3,606)
Purchase of interest rate cap	(15,010)	(26,175)
Proceeds from settlement of interest rate caps	18,841	34,429
Net cash (used in) provided by investing activities	(5,767)	4,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	1,160,000	—
Repayment of ILPT Floating Rate Loan and related costs	(1,240,070)	—
Repayment of mortgage notes payable	(9,310)	(8,974)
Payment of debt issuance costs	(16,663)	(129)
Distributions to common shareholders	(1,323)	(1,317)
Repurchase of common shares	(32)	(58)
Distributions to noncontrolling interest	(30)	(163)
Net cash used in financing activities	(107,428)	(10,641)

(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(83,415)	12,846
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	242,480	245,723
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$159,065	$258,569

SUPPLEMENTAL DISCLOSURES:
Interest paid	$114,755	$118,509
Income taxes received	$—	$80
NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$2,455	$1,509

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2025	2024
Cash and cash equivalents	$58,559	$146,150
Restricted cash and cash equivalents (1)	100,506	112,419
Total cash and cash equivalents and restricted cash	$159,065	$258,569
(1)Restricted cash and cash equivalents consist of cash held for the operations of our consolidated joint venture and amounts escrowed as required by the agreements governing certain of our mortgage debt.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company, or ILPT, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assumptions used in the evaluation of impairment of real estate and related intangibles.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is required to be applied prospectively, and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We have early adopted ASU 2025-03 as of June 30, 2025 and do not expect ASU 2025-03 to have a material impact on our condensed consolidated financial statements.
Note 3. Real Estate Investments
As of June 30, 2025, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,161,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, which included one property classified as held for sale, as well as 94 properties in 27 states totaling approximately 20,978,000 rentable square feet owned by Mountain Industrial REIT LLC, or our consolidated joint venture, or Mountain JV, in which we own a 61% equity interest. As of June 30, 2025, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.
Disposition Activities
As of June 30, 2025, one mainland property, located in Groveport, OH and containing approximately 581,000 rentable square feet, met the held for sale criteria and was classified as held for sale in our condensed consolidated balance sheets.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Capital Expenditures
During the three and six months ended June 30, 2025 and 2024, amounts capitalized at certain of our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tenant improvements (1)	$2,393	$142	$2,396	$586
Leasing costs (1)	300	184	3,522	2,311
Building improvements (2)	2,458	2,506	3,192	3,308
Total capital expenditures	$5,151	$2,832	$9,110	$6,205
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
During the three and six months ended June 30, 2025 and 2024, recognized net loss attributable to noncontrolling interest in our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated joint venture	$9,067	$10,314	$18,739	$20,828
Tenancy in common	17	(10)	(18)	(25)
Total net loss attributable to noncontrolling interest	$9,084	$10,304	$18,721	$20,803
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common did not make any cash distributions to the unrelated third party investor during the three months ended June 30, 2025 or 2024 and made cash distributions of $30 and $163 during the six months ended June 30, 2025 and 2024, respectively.
Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of the unconsolidated joint venture in our condensed consolidated financial statements.
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
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $20,072 and $19,067 for the three months ended June 30, 2025 and 2024, respectively, and $39,929 and $40,242 for the six months ended June 30, 2025 and 2024, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not pay obligations under a ground lease or does not renew a ground lease, we may have to pay obligations under the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease that we assumed in an acquisition. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $3,961 and $4,058, respectively, as of June 30, 2025, and $4,193 and $4,288, respectively, as of December 31, 2024. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Our Hawaii Properties represented 27.7% and 27.6% of our annualized rental revenues as of June 30, 2025 and 2024, respectively.
Tenant Concentration
FedEx Corporation and its subsidiaries, or FedEx, and Amazon.com Services, Inc. and its subsidiaries, or Amazon, represented 28.8% and 6.7% of our annualized rental revenues as of June 30, 2025, respectively, and 29.0% and 6.8% as of June 30, 2024, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of June 30, 2025 and December 31, 2024 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of June 30, 2025
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$490,115
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	1,002,066
ILPT	17	700,000	4.42%	Fixed	03/09/2032	488,492
Mountain JV	82	1,400,000	5.87%	Floating	03/09/2026	1,775,326
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	175,718
Mountain JV	1	9,321	3.67%	Fixed	05/01/2031	28,582
Mountain JV	1	10,976	4.14%	Fixed	07/01/2032	41,609
Mountain JV	1	24,952	4.02%	Fixed	10/01/2033	81,268
Mountain JV	1	34,965	4.13%	Fixed	11/01/2033	127,065
Mountain JV	1	21,717	3.10%	Fixed	06/01/2035	44,426
Mountain JV	1	35,247	2.95%	Fixed	01/01/2036	94,927
Mountain JV	1	40,274	4.27%	Fixed	11/01/2037	106,005
Mountain JV	1	45,067	3.25%	Fixed	01/01/2038	108,782
Total / weighted average		4,223,519	5.43%			$4,564,381
Unamortized debt issuance costs		(23,205)
Total indebtedness, net		$4,200,314

As of December 31, 2024
ILPT	104	$1,235,000	6.71%	Floating	10/09/2025	$1,017,228
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,454
ILPT	17	700,000	4.42%	Fixed	03/09/2032	491,143
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,802,396
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	178,465
Mountain JV	1	10,020	3.67%	Fixed	05/01/2031	28,363
Mountain JV	1	11,636	4.14%	Fixed	07/01/2032	42,242
Mountain JV	1	26,200	4.02%	Fixed	10/01/2033	82,443
Mountain JV	1	36,684	4.13%	Fixed	11/01/2033	127,960
Mountain JV	1	22,637	3.10%	Fixed	06/01/2035	45,070
Mountain JV	1	36,655	2.95%	Fixed	01/01/2036	96,321
Mountain JV	1	41,491	4.27%	Fixed	11/01/2037	107,606
Mountain JV	1	46,506	3.25%	Fixed	01/01/2038	110,346
Total / weighted average		4,307,829	5.51%			$4,620,037
Unamortized debt issuance costs		(7,292)
Total indebtedness, net		$4,300,537
(1)Interest rates reflect the impact of interest rate caps, if any, and exclude the impact of the amortization of debt issuance costs, premiums and discounts.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In June 2025, we obtained a $1,160,000 fixed rate, interest only mortgage loan secured by 101 of our properties. This mortgage loan matures in July 2030 and requires that interest be paid at an annual rate of 6.40%. Subject to the satisfaction of certain conditions, we have the option to prepay our $1,160,000 mortgage loan in full or in part with a premium prior to January 9, 2030 and at par with no premium on or after January 9, 2030. We used the net proceeds from our $1,160,000 mortgage loan and cash on hand to repay in full our $1,235,000 loan, or the ILPT Floating Rate Loan. The ILPT Floating Rate Loan was secured by 104 of our properties, was scheduled to mature in October 2025 and required that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. At the time of repayment of the ILPT Floating Rate Loan, we believe that we were in compliance with all of the covenants and other terms under the agreement governing such loan. During the three and six months ended June 30, 2025, we recognized a $5,070 loss on extinguishment of debt related to the repayment of the ILPT Floating Rate Loan.
Our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, is secured by 82 properties, matures in March 2026, subject to one remaining one-year extension option, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2025, our consolidated joint venture exercised the second of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.04%. Subject to the satisfaction of certain conditions, our consolidated joint venture has the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium.
The weighted average interest rates under our floating rate loans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ILPT Floating Rate Loan (1)	6.71%	6.18%	6.71%	6.18%
Mountain Floating Rate Loan (2)	5.87%	5.81%	5.84%	5.95%
(1)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 2.78% which replaced the previous strike rate equal to 2.25% in October 2024. In June 2025, we repaid in full the ILPT Floating Rate Loan using proceeds from our $1,160,000 mortgage loan and cash on hand.
(2)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 3.10% which replaced the previous strike rate equal to 3.04% in March 2025.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. As of June 30, 2025, we believe that we were in compliance with all of the covenants and other terms under the agreements governing our debt obligations. See Note 10 for further information regarding our interest rate caps.
The required principal payments due during the next five years and thereafter, excluding extension options, under all our outstanding debt as of June 30, 2025 are as follows:

Principal
Payment
2025	$9,483
2026	1,419,499
2027	20,224
2028	20,989
2029	671,778
Thereafter	2,081,546
Total	$4,223,519

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgages notes payable, accounts payable and interest rate caps. We remeasure our interest rate caps at fair value on a quarterly basis. As of June 30, 2025 and December 31, 2024, the fair value of our other financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.
Our fixed rate mortgage notes payable had an aggregate carrying value of $2,800,439 and $1,665,649 as of June 30, 2025 and December 31, 2024, respectively, and a fair value of $2,711,609 and $1,535,640 as of June 30, 2025 and December 31, 2024, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs, including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring basis at fair value as of June 30, 2025 and December 31, 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2025
Investment in unconsolidated joint venture	$117,854	$—	$—	$117,854
Interest rate caps	$14,450	$—	$14,450	$—

As of December 31, 2024
Investment in unconsolidated joint venture	$116,732	$—	$—	$116,732
Interest rate caps	$16,916	$—	$16,916	$—
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
As of June 30, 2025
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.00%	5.25% - 6.50%	10 - 11 years

As of December 31, 2024
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.25%	5.25% - 6.50%	10 - 12 years

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$114,700	$116,093	$116,732	$115,360
Equity in earnings of unconsolidated joint venture	4,144	2,348	3,102	4,071
Distributions from unconsolidated joint venture	(990)	(990)	(1,980)	(1,980)
Ending balance	$117,854	$117,451	$117,854	$117,451
Note 7. Shareholders’ Equity
Common Share Awards
On May 28, 2025, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 28,875 of our common shares, valued at $3.29 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.
Common Share Purchases
During the three and six months ended June 30, 2025, we purchased an aggregate of 9,095 and 9,699 of our common shares, respectively, valued at a weighted average price of $3.17 and $3.20 per common share, respectively, from a former officer of ours and certain other former officers and employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the six months ended June 30, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$661
April 10, 2025	April 22, 2025	May 15, 2025	0.01	662
			$0.02	$1,323
On July 10, 2025, we declared a regular quarterly distribution to common shareholders of record on July 21, 2025 of $0.05 per share, or approximately $3,317. We expect to pay this distribution on or about August 14, 2025 using cash on hand.
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
Business Management Agreement. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and six months ended June 30, 2025. The actual amount of incentive management fees incurred for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2025, and will be payable to RMR in January 2026. We did not incur any incentive management fees for the year ended December 31, 2024.

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
For the three and six months ended June 30, 2025 and 2024, the business management fees, incentive management fees, property management fees, construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$5,754	$5,809	$11,489	$11,639
Incentive management fees	General and administrative expenses	1,311	—	2,278	—
Total		$7,065	$5,809	$13,767	$11,639

Pursuant to property management agreement:
Property management fees	Other operating expenses	$3,238	$3,116	$6,505	$6,446
Construction supervision fees	Buildings and improvements (1)	87	115	117	188
Total		$3,325	$3,231	$6,622	$6,634

Expense reimbursement:
Other expenses	General and administrative expenses	$51	$82	$101	$164
Property level expenses	Other operating expenses	1,736	1,565	3,306	3,170
Total		$1,787	$1,647	$3,407	$3,334
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

Note 10. Derivatives and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is our interest rate risk. As required under the loan agreement, we have an interest rate cap agreement to manage our interest rate risk exposure on the Mountain Floating Rate Loan, with interest payable at a rate equal to SOFR plus a premium. Additionally, we maintain another interest rate cap that has been designated as a standalone derivative instrument. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Our interest rate cap agreement for the Mountain Floating Rate Loan is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value.
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
On June 26, 2025, we obtained a $1,160,000 mortgage loan and used the net proceeds from such loan and cash on hand to repay in full the ILPT Floating Rate Loan. As of June 26, 2025, we discontinued hedge accounting for the derivative associated with this underlying instrument, which was previously designated as a cash flow hedge of variable interest payments on our ILPT Floating Rate Loan. As a result of the discontinuation of hedge accounting, the derivative is now accounted for as a standalone instrument, and all subsequent changes in the fair value and proceeds from settlements of the interest rate cap will be recognized in interest and other income in our condensed consolidated statements of comprehensive income (loss).

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the terms of our outstanding interest rate cap agreements as of June 30, 2025 and December 31, 2024:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	June 30, 2025	December 31, 2024
Other assets, net	ILPT Floating Rate Loan	10/15/2025	2.78%	$1,235,000	$5,365	$13,302
Other assets, net	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	—	3,614
Other assets, net	Mountain Floating Rate Loan	03/15/2026	3.10%	$1,400,000	9,085	—
Total					$14,450	$16,916
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount of gain recognized on derivatives in other comprehensive loss	$2,673	$3,926	$914	$8,600
Amount of gain (loss) reclassified from cumulative other comprehensive loss into interest expense	$1,615	$(5,436)	$658	$(14,956)
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(67,914)	$(73,631)	$(137,727)	$(146,861)
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
OVERVIEW (dollars in thousands, except per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2025, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states with 94.3% occupancy, leased to approximately 300 different tenants, including one property classified as held for sale. As of June 30, 2025, we also owned a 22% equity interest in the unconsolidated joint venture.
We believe consumer expectations, growth in the number of households and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, uncertainties surrounding interest rates and inflation globally and in the United States, wars or other global geopolitical hostilities and tensions and the impacts of or changes to tariffs and trade policies, have given rise to economic uncertainty and have caused, and may continue to cause, disruptions in the financial markets. For example, there have been significant changes to U.S. and foreign trade policies, treaties and tariffs, which have led to, and may continue to cause, the disruption of global supply chains, additional or increased tariffs and other import-export barriers, sudden fluctuations in commodity prices and costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs, for us and our tenants. These conditions, if continued, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to, and would likely increase our cost of, capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Our portfolio as of June 30, 2025 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	90	34 states	22,119	95.6%	34.3%	4.9
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	85.8%	27.7%	12.8
Mainland Properties	Mountain JV	61%	94	27 states	20,978	99.8%	37.7%	6.2
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	98.1%	0.3%	4.6
Total / weighted average			411		59,890	94.3%	100.0%	7.6
(1)Based on annualized rental revenues as of June 30, 2025.
Property Operations
Occupancy data for our portfolio as of June 30, 2025 and 2024 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of June 30,		as of June 30,
	2025	2024	2025	2024
Total properties	411	411	410	410
Total rentable square feet (2)	59,890	59,893	59,308	59,312
Percent leased (3)	94.3%	95.4%	94.3%	95.3%
(1)Consists of properties that we have owned continuously since April 1, 2024 and excludes one property classified as held for sale as of June 30, 2025.
(2)Subject to modest adjustments when space is remeasured or reconfigured for new tenants and when land leases are converted to building leases.
(3)Leased square feet is pursuant to existing leases as of June 30, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.

The average effective rental rates per square foot represents total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three and six months ended June 30, 2025 and 2024, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
All properties	$7.94	$7.76	$7.93	$7.67
Comparable properties (1) (2)	$7.97	$7.79	$7.96	$7.69
(1)For the three months ended June 30, 2025 and 2024, consists of properties that we have owned continuously since April 1, 2024 and excludes one property classified as held for sale as of June 30, 2025.
(2)For the six months ended June 30, 2025 and 2024, consists of properties that we have owned continuously since January 1, 2024 and excludes one property classified as held for sale as of June 30, 2025.
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
During the three and six months ended June 30, 2025, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	Three Months Ended June 30, 2025
	New Leases	Renewals	Totals
Square feet leased during the period	44	127	171
Weighted average rental rate change (by rentable square feet)	83.4%	16.4%	21.1%
Weighted average lease term by square feet (years)	5.0	5.5	5.4
Total leasing costs and concession commitments (1)	$9	$54	$63
Total leasing costs and concession commitments per square foot (1)	$0.21	$0.42	$0.37
Total leasing costs and concession commitments per square foot per year (1)	$0.04	$0.08	$0.07

	Six Months Ended June 30, 2025
	New Leases	Renewals	Totals
Square feet leased during the period	481	1,865	2,346
Weighted average rental rate change (by rentable square feet)	24.3%	17.5%	18.7%
Weighted average lease term by square feet (years)	5.7	6.2	6.1
Total leasing costs and concession commitments (1)	$2,859	$3,676	$6,535
Total leasing costs and concession commitments per square foot (1)	$5.95	$1.97	$2.79
Total leasing costs and concession commitments per square foot per year (1)	$1.04	$0.32	$0.46
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the six months ended June 30, 2025, we completed rent resets for approximately 144,000 square feet of land at our Hawaii Properties at rental rates that were 34.6% higher than prior rental rates.

The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of June 30, 2025:

Annualized
Rental Revenues
Scheduled to Reset
2025	$596
2026	1,316
2027	805
2028	—
2029	8,536
Thereafter	11,595
Total	$22,848
As of June 30, 2025, our remaining lease expirations by year were as follows (square feet in thousands):

				Cumulative		% of Total	Cumulative
			% of Total	% of Total	Annualized	Annualized	% of Total
		Leased	Leased	Leased	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2025	9	825	1.5%	1.5%	$3,012	0.7%	0.7%
2026	30	3,142	5.6%	7.1%	19,548	4.4%	5.1%
2027	44	8,312	14.7%	21.8%	51,977	11.7%	16.8%
2028	44	6,239	11.0%	32.8%	47,716	10.8%	27.6%
2029	38	6,903	12.2%	45.0%	45,344	10.2%	37.8%
Thereafter	220	31,084	55.0%	100.0%	276,121	62.2%	100.0%
Total	385	56,505	100.0%		$443,718	100.0%

Weighted average remaining lease term (in years)		6.8			7.6
(1)Leased square feet is pursuant to existing leases as of June 30, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of June 30, 2025, FedEx and Amazon leased 22.6% and 8.1% of our total leased square feet, respectively, and represented 28.8% and 6.7% of our total annualized rental revenues, respectively.
As of June 30, 2025, $10,079, or 2.3%, of our annualized rental revenues was included in leases scheduled to expire by June 30, 2026 and 5.7% of our rentable square feet was vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

In October 2024, OldCo Tire Distributors, Inc., formerly known as American Tire Distributors, Inc., or ATD, filed for Chapter 11 bankruptcy. Under ATD’s bankruptcy plan, which became effective on May 20, 2025, ATD will not vacate or modify the terms of any of its existing leases with us. As of June 30, 2025, ATD represented 1.7% of our total annualized rental revenues and had no outstanding lease obligations due to us.
RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Three Months Ended				Three Months Ended			Three Months Ended
	June 30,				June 30,			June 30,
			$	%			$			$	%
	2025	2024	Change	Change	2025	2024	Change	2025	2024	Change	Change

Rental income	$111,343	$109,864	$1,479	1.3%	$754	$757	$(3)	$112,097	$110,621	$1,476	1.3%

Operating expenses:
Real estate taxes	15,646	15,124	522	3.5%	16	25	(9)	15,662	15,149	513	3.4%
Other operating expenses	8,804	9,133	(329)	(3.6)%	74	74	—	8,878	9,207	(329)	(3.6)%
Total operating expenses	24,450	24,257	193	0.8%	90	99	(9)	24,540	24,356	184	0.8%

Net operating income (2)	$86,893	$85,607	$1,286	1.5%	$664	$658	$6	87,557	86,265	1,292	1.5%

Other expenses:
Depreciation and amortization								41,443	43,421	(1,978)	(4.6)%
General and administrative								9,662	7,939	1,723	21.7%
Total other expenses								51,105	51,360	(255)	(0.5)%
Interest and other income								2,024	2,935	(911)	(31.0)%
Interest expense								(67,914)	(73,631)	5,717	(7.8)%
Loss on extinguishment of debt								(5,070)	—	(5,070)	n/m
Loss before income taxes and equity in earnings of unconsolidated joint venture								(34,508)	(35,791)	1,283	3.6%
Income tax expense								(30)	(36)	6	(16.7)%
Equity in earnings of unconsolidated joint venture								4,144	2,348	1,796	76.5%
Net loss								(30,394)	(33,479)	3,085	9.2%
Net loss attributable to noncontrolling interest								9,084	10,304	(1,220)	(11.8)%
Net loss attributable to common shareholders								$(21,310)	$(23,175)	$1,865	8.0%

Weighted average common shares outstanding (basic and diluted)								65,927	65,626	301	0.5%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.32)	$(0.35)	$0.03	8.6%
n/m - not meaningful
(1)Consists of properties that we have owned continuously since April 1, 2024 and excludes one property classified as held for sale as of June 30, 2025.
(2)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Rental income. Rental income increased primarily due to increases from our net leasing activity and rent resets, partially offset by vacancies at certain of our properties.

Real estate taxes. Real estate taxes increased primarily due to higher assessed values at certain of our properties.
Other operating expenses. The decrease in other operating expenses is primarily due to decreases in professional fees and insurance expenses, partially offset by increases in payroll costs reimbursable to RMR.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing since July 1, 2024, partially offset by increased depreciation related to improvements made to certain of our properties since July 1, 2024.

General and administrative. The increase in general and administrative expenses is primarily due to an increase in accrued incentive management fees of $1,311 and increases in legal fees during the three months ended June 30, 2025.
Interest and other income. The decrease in interest and other income is primarily due to lower interest rates and average cash balances during the 2025 period as compared to the 2024 period.
Interest expense. The decrease in interest expense is primarily due to decreased amortization of debt issuance and interest rate cap costs related to our floating rate loans, partially offset by higher average strike rates on our interest rate caps designated as cash flow hedges compared to the 2024 period.
Loss on extinguishment of debt. During the three months ended June 30, 2025, we recognized a loss on extinguishment of debt in connection with the repayment of the ILPT Floating Rate Loan.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Six Months Ended				Six Months Ended			Six Months Ended
	June 30,				June 30,			June 30,
			$	%			$			$	%
	2025	2024	Change	Change	2025	2024	Change	2025	2024	Change	Change

Rental income	$222,485	$221,314	$1,171	0.5%	$1,517	$1,542	$(25)	$224,002	$222,856	$1,146	0.5%

Operating expenses:
Real estate taxes	29,774	30,962	(1,188)	(3.8)%	42	48	(6)	29,816	31,010	(1,194)	(3.9)%
Other operating expenses	18,958	19,326	(368)	(1.9)%	169	203	(34)	19,127	19,529	(402)	(2.1)%
Total operating expenses	48,732	50,288	(1,556)	(3.1)%	211	251	(40)	48,943	50,539	(1,596)	(3.2)%

Net operating income (2)	$173,753	$171,026	$2,727	1.6%	$1,306	$1,291	$15	175,059	172,317	2,742	1.6%

Other expenses:
Depreciation and amortization								82,961	86,998	(4,037)	(4.6)%
General and administrative								17,900	15,628	2,272	14.5%
Total other expenses								100,861	102,626	(1,765)	(1.7)%
Interest and other income								3,992	5,787	(1,795)	(31.0)%
Interest expense								(137,727)	(146,861)	9,134	(6.2)%
Loss on extinguishment of debt								(5,070)	—	(5,070)	n/m
Loss before income taxes and equity in earnings of unconsolidated joint venture								(64,607)	(71,383)	6,776	(9.5)%
Income tax expense								(58)	(69)	11	(15.9)%
Equity in earnings of unconsolidated joint venture								3,102	4,071	(969)	(23.8)%
Net loss								(61,563)	(67,381)	5,818	(8.6)%
Net loss attributable to noncontrolling interest								18,721	20,803	(2,082)	(10.0)%
Net loss attributable to common shareholders								$(42,842)	$(46,578)	$3,736	(8.0)%

Weighted average common shares outstanding (basic and diluted)								65,881	65,591	290	0.4%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.65)	$(0.71)	$0.06	(8.5)%
n/m - not meaningful
(1)Consists of properties that we have owned continuously since January 1, 2024 and excludes one property classified as held for sale as of June 30, 2025.
(2)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Rental income. Rental income increased primarily due to increases from our net leasing activity and rent resets, partially offset by vacancies at certain of our properties.
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

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing since July 1, 2024, partially offset by increased depreciation related to improvements made to certain of our properties since July 1, 2024.

General and administrative. The increase in general and administrative expenses is primarily due to an increase in accrued incentive management fees of $2,278 during the six months ended June 30, 2025.
Interest and other income. The decrease in interest and other income is primarily due to lower interest rates and average cash balances during the 2025 period as compared to the 2024 period.
Interest expense. The decrease in interest expense is primarily due to decreased amortization of debt issuance and interest rate cap costs related to our floating rate loans, partially offset by higher average strike rates on our interest rate caps designated as cash flow hedges compared to the 2024 period.
Loss on extinguishment of debt. During the six months ended June 30, 2025, we recognized a loss on extinguishment of debt in connection with the repayment of the ILPT Floating Rate Loan.
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

The following table presents the reconciliation of net loss to NOI for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(30,394)	$(33,479)	$(61,563)	$(67,381)
Equity in earnings of unconsolidated joint venture	(4,144)	(2,348)	(3,102)	(4,071)
Income tax expense	30	36	58	69
Loss before income taxes and equity in earnings of unconsolidated joint venture	(34,508)	(35,791)	(64,607)	(71,383)
Loss on extinguishment of debt	5,070	—	5,070	—
Interest expense	67,914	73,631	137,727	146,861
Interest and other income	(2,024)	(2,935)	(3,992)	(5,787)
General and administrative	9,662	7,939	17,900	15,628
Depreciation and amortization	41,443	43,421	82,961	86,998
NOI	$87,557	$86,265	$175,059	$172,317
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding (i) any recovery or loss on impairment of real estate, (ii) any gain or loss on sale of real estate and (iii) equity in earnings or losses of unconsolidated joint venture; (2) plus (i) real estate depreciation and amortization and (ii) our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interest; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain nonrecurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any, loss on extinguishment of debt, if any, and incentive management fees, if any.
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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders	$(21,310)	$(23,175)	$(42,842)	$(46,578)
Equity in earnings of unconsolidated joint venture	(4,144)	(2,348)	(3,102)	(4,071)
Depreciation and amortization	41,443	43,421	82,961	86,998
Share of FFO from unconsolidated joint venture	1,475	1,484	2,980	2,943
FFO adjustments attributable to noncontrolling interest	(10,037)	(10,417)	(20,047)	(20,877)
FFO attributable to common shareholders	7,427	8,965	19,950	18,415
Incentive management fees (1)	1,311	—	2,278	—
Loss on extinguishment of debt	5,070	—	5,070	—
Normalized FFO attributable to common shareholders	$13,808	$8,965	$27,298	$18,415

Weighted average common shares outstanding (basic and diluted)	65,927	65,626	65,881	65,591

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.32)	$(0.35)	$(0.65)	$(0.71)
FFO attributable to common shareholders	$0.11	$0.14	$0.30	$0.28
Normalized FFO attributable to common shareholders	$0.21	$0.14	$0.41	$0.28
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
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of June 30, 2025, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 76.2% of our annualized rental revenues and only 2.3% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$242,480	$245,723
Net cash provided by (used in):
Operating activities	29,780	18,839
Investing activities	(5,767)	4,648
Financing activities	(107,428)	(10,641)
Total	(83,415)	12,846
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$159,065	$258,569

The increase in net cash provided by operating activities for the six months ended June 30, 2025 compared to the 2024 period is primarily due to lower cash interest expense, excluding the impact of settlement of our interest rate caps. The change in net cash (used in) provided by investing activities for the six months ended June 30, 2025 compared to the 2024 period is primarily due to a decrease in proceeds from settlement of interest rate caps and an increase in real estate improvements, partially offset by reduced interest rate cap purchase costs. The change in net cash used in financing activities for the six months ended June 30, 2025 compared to the 2024 period is primarily due to the repayment of the ILPT Floating Rate Loan, partially offset by the net proceeds received from our $1,160,000 mortgage loan.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control our operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of June 30, 2025, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $58,559. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of any offerings of equity or debt securities to fund our distributions to our shareholders.
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
Disposition Activities
As of June 30, 2025, one mainland property, located in Groveport, OH and containing approximately 581,000 rentable square feet, met the held for sale criteria and was classified as held for sale in our condensed consolidated balance sheets.
Capital Expenditures
During the three and six months ended June 30, 2025 and 2024, amounts capitalized at our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tenant improvements (1)	$2,393	$142	$2,396	$586
Leasing costs (1)	300	184	3,522	2,311
Building improvements (2)	2,458	2,506	3,192	3,308
Total capital expenditures	$5,151	$2,832	$9,110	$6,205
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
As of June 30, 2025, committed, but unspent, tenant related obligations based on existing leases were $4,819, all of which are expected to be spent during the next 12 months.

Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $990 for each of the three months ended June 30, 2025 and 2024, and $1,980 for each of the six months ended June 30, 2025 and 2024, respectively.
For further information regarding our consolidated joint venture and the unconsolidated joint venture, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Indebtedness
As of June 30, 2025, we had an aggregate principal amount of $4,223,519 of indebtedness, primarily including (1) our $1,160,000 mortgage loan, (2) the Mountain Floating Rate Loan, (3) our $700,000 mortgage loan and (4) our $650,000 mortgage loan, with maturity dates after giving effect to potential exercises of all extension options between 2027 and 2038.
In June 2025, we obtained a $1,160,000 fixed rate, interest only mortgage loan secured by 101 of our properties. This mortgage loan matures in July 2030 and requires that interest be paid at an annual rate of 6.40%. Subject to the satisfaction of certain conditions, we have the option to prepay our $1,160,000 mortgage loan in full or in part with a premium prior to January 9, 2030 and at par with no premium on or after January 9, 2030. We used the net proceeds from our $1,160,000 mortgage loan and cash on hand to repay in full the ILPT Floating Rate Loan. The ILPT Floating Rate Loan was secured by 104 of our properties, was scheduled to mature in October 2025 and required that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. At the time of repayment of the ILPT Floating Rate Loan, we believe that we were in compliance with all of the covenants and other terms under the agreement governing such loan. During the three and six months ended June 30, 2025, we recognized a $5,070 loss on extinguishment of debt related to the repayment of the ILPT Floating Rate Loan.
The Mountain Floating Rate Loan is secured by 82 properties, matures in March 2026, subject to one remaining one-year extension option, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2025, our consolidated joint venture exercised the second of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.04%. Subject to the satisfaction of certain conditions, our consolidated joint venture has the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium.
The weighted average interest rates under our floating rate loans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ILPT Floating Rate Loan (1)	6.71%	6.18%	6.71%	6.18%
Mountain Floating Rate Loan (2)	5.87%	5.81%	5.84%	5.95%
(1)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 2.78% which replaced the previous strike rate equal to 2.25% in October 2024. In June 2025, we repaid in full the ILPT Floating Rate Loan using proceeds from our $1,160,000 mortgage loan and cash on hand.
(2)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 3.10% which replaced the previous strike rate equal to 3.04% in March 2025.
The agreements and related documents governing our $1,160,000 mortgage loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2025, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Distributions
During the six months ended June 30, 2025, we declared and paid a regular quarterly distribution to common shareholders totaling $1,323 using cash on hand.
On July 10, 2025, we declared a regular quarterly distribution to common shareholders of record on July 21, 2025 of $0.05 per share, or approximately $3,317. We expect to pay this distribution on or about August 14, 2025 using cash on hand.
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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assumptions used in the evaluation of impairment of real estate and related intangibles.
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
Floating Rate Debt
As of June 30, 2025, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest	Maturity	Payments
Debt	Balance	Rate (1)	Expense	Date	Due
Mountain Floating Rate Loan	$1,400,000	5.87%	$83,321	03/09/2026	Monthly
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by the related interest rate cap.
The Mountain Floating Rate Loan has one remaining one-year extension option and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In conjunction with this borrowing, to hedge our exposure to risks related to changes in SOFR and as required under the loan agreement, our consolidated joint venture purchased an interest rate cap with a current SOFR strike rate equal to 3.10% for the Mountain Floating Rate Loan.

In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2025, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Weighted Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At June 30, 2025	5.87%	$1,400,000	$83,321	$(1.26)
One percentage point increase (2)	5.87%	$1,400,000	$83,321	$(1.26)
(1)Based on the diluted weighted average common shares outstanding for the three months ended June 30, 2025.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of the related interest rate cap. However, a one percentage point increase in our weighted average interest rate of the Mountain Floating Rate Loan debt to 6.87% at June 30, 2025 would result in total floating rate interest expense per year of $97,516 and a decrease in annual earnings per share of $1.48.
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
Fixed Rate Debt
As of June 30, 2025, our outstanding fixed rate debt consisted of the following:

	Number of		Annual	Annual		Interest
	Properties	Principal	Interest	Interest		Payments
Entity	Secured By	Balance	Rate (1)	Expense	Maturity	Due
ILPT	186	$650,000	4.31%	$28,015	02/07/2029	Monthly
ILPT	101	1,160,000	6.40%	74,240	07/09/2030	Monthly
ILPT	17	700,000	4.42%	30,940	03/09/2032	Monthly
Mountain JV	4	91,000	6.25%	5,688	06/10/2030	Monthly
Mountain JV	1	9,321	3.67%	342	05/01/2031	Monthly
Mountain JV	1	10,976	4.14%	454	07/01/2032	Monthly
Mountain JV	1	24,952	4.02%	1,003	10/01/2033	Monthly
Mountain JV	1	34,965	4.13%	1,444	11/01/2033	Monthly
Mountain JV	1	21,717	3.10%	673	06/01/2035	Monthly
Mountain JV	1	35,247	2.95%	1,040	01/01/2036	Monthly
Mountain JV	1	40,274	4.27%	1,720	11/01/2037	Monthly
Mountain JV	1	45,067	3.25%	1,465	01/01/2038	Monthly
Total / weighted average		$2,823,519	5.21%	$147,024
(1)The annual interest rate is the rate stated in the applicable contract.
Our $1,160,000, $650,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $28,317.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite recent reductions by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase. Based on the balances outstanding at June 30, 2025 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $121,098.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2025:

				Maximum
			Total Number of	Approximate Dollar
		Weighted	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
April 1, 2025 - April 30, 2025	1,564	$3.51	—	$—
May 1, 2025 - May 30, 2025	7,531	3.10	—	—
Total / weighted average	9,095	$3.17	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former officer of ours and certain other former officers and employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

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

10.1
Loan Agreement, dated as of June 26, 2025, among certain subsidiaries of Industrial Logistics Properties Trust, Citi Real Estate Funding Inc., Bank of America, N.A., Morgan Stanley Mortgage Capital Holdings LLC, Bank of Montreal, Royal Bank of Canada and UBS AG New York Branch. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2025.)

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
Dated: July 29, 2025

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: July 29, 2025