Form 10-Q
period 2025-09-30
Industrial Logistics Properties Trust
filed 2025-10-28
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 24, 2025: 66,659,235.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
September 30, 2025

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate properties:
Land	$1,109,538	$1,113,711
Buildings and improvements	4,034,745	4,066,674
Total real estate properties, gross	5,144,283	5,180,385
Accumulated depreciation	(608,543)	(523,886)
Total real estate properties, net	4,535,740	4,656,499
Investment in unconsolidated joint venture	119,100	116,732
Assets of properties held for sale	30,959	—
Acquired real estate leases, net	172,326	199,193
Cash and cash equivalents	83,173	131,706
Restricted cash and cash equivalents	94,531	110,774
Rents receivable, including straight line rents of $111,835 and $104,730, respectively	130,087	129,162
Other assets, net	52,930	62,265
Total assets	$5,218,846	$5,406,331

LIABILITIES AND EQUITY
Mortgages notes payable, net	$4,196,825	$4,300,537
Liabilities of properties held for sale	102	—
Accounts payable and other liabilities	87,145	76,753
Assumed real estate lease obligations, net	12,409	14,937
Due to related persons	8,735	4,774
Total liabilities	4,305,216	4,397,001

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,659,235 and 66,144,308 shares issued and outstanding, respectively	667	661
Additional paid in capital	1,018,740	1,017,382
Cumulative net deficit	(150,880)	(86,473)
Cumulative other comprehensive loss	(1,281)	(1,065)
Cumulative common distributions	(373,126)	(368,486)
Total equity attributable to common shareholders	494,120	562,019
Noncontrolling interests	419,510	447,311
Total equity	913,630	1,009,330
Total liabilities and equity	$5,218,846	$5,406,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Rental income	$110,936	$108,945	$334,938	$331,801

Expenses:
Real estate taxes	15,205	15,339	45,021	46,349
Other operating expenses	8,781	8,897	27,908	28,426
Depreciation and amortization	41,034	43,205	123,995	130,203
General and administrative	10,586	7,237	28,486	22,865
Loss on impairment of real estate	6,081	—	6,081	—
Total expenses	81,687	74,678	231,491	227,843

Interest and other income	1,585	3,134	5,577	8,921
Interest expense	(63,470)	(73,936)	(201,197)	(220,797)
Loss on extinguishment of debt	—	—	(5,070)	—
Loss before income taxes and equity in earnings of unconsolidated joint venture	(32,636)	(36,535)	(97,243)	(107,918)
Income tax expense	(31)	(33)	(89)	(102)
Equity in earnings of unconsolidated joint venture	2,236	1,161	5,338	5,232
Net loss	(30,431)	(35,407)	(91,994)	(102,788)
Net loss attributable to noncontrolling interests	8,866	10,417	27,587	31,220
Net loss attributable to common shareholders	(21,565)	(24,990)	(64,407)	(71,568)

Other comprehensive loss:
Unrealized loss on derivatives	(626)	(8,972)	(370)	(15,328)
Less: unrealized loss on derivatives attributable to noncontrolling interests	244	1,988	154	3,408
Other comprehensive loss attributable to common shareholders	(382)	(6,984)	(216)	(11,920)
Comprehensive loss attributable to common shareholders	$(21,947)	$(31,974)	$(64,623)	$(83,488)

Weighted average common shares outstanding (basic and diluted)	66,089	65,769	65,951	65,651

Net loss per share attributable to common shareholders (basic and diluted)	$(0.33)	$(0.38)	$(0.98)	$(1.09)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net (Deficit)	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Income	(Loss) Income	Distributions	Shareholders	Interests	Equity
Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019	$447,311	$1,009,330
Net loss	—	—	—	(21,532)	—	—	(21,532)	(9,637)	(31,169)
Share grants, repurchases and forfeitures	(604)	—	245	—	—	—	245	—	245
Distributions to common shareholders	—	—	—	—	—	(661)	(661)	—	(661)
Other comprehensive loss	—	—	—	—	(546)	—	(546)	(256)	(802)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2025	66,143,704	661	1,017,627	(108,005)	(1,611)	(369,147)	539,525	437,388	976,913
Net loss	—	—	—	(21,310)	—	—	(21,310)	(9,084)	(30,394)
Share grants, repurchases and forfeitures	192,295	2	847	—	—	—	849	—	849
Distributions to common shareholders	—	—	—	—	—	(662)	(662)	—	(662)
Other comprehensive loss	—	—	—	—	712	—	712	346	1,058
Balance at June 30, 2025	66,335,999	663	1,018,474	(129,315)	(899)	(369,809)	519,114	428,650	947,764
Net loss	—	—	—	(21,565)	—	—	(21,565)	(8,866)	(30,431)
Share grants, repurchases and forfeitures	323,236	4	266	—	—	—	270	—	270
Distributions to common shareholders	—	—	—	—	—	(3,317)	(3,317)	—	(3,317)
Other comprehensive loss	—	—	—	—	(382)	—	(382)	(244)	(626)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(30)	(30)
Balance at September 30, 2025	66,659,235	$667	$1,018,740	$(150,880)	$(1,281)	$(373,126)	$494,120	$419,510	$913,630

Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(23,403)	—	—	(23,403)	(10,499)	(33,902)
Share grants, repurchases and forfeitures	(11,857)	—	290	—	—	—	290	—	290
Distributions to common shareholders	—	—	—	—	—	(658)	(658)	—	(658)
Other comprehensive loss	—	—	—	—	(2,958)	—	(2,958)	(1,888)	(4,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at March 31, 2024	65,831,530	658	1,016,067	(14,207)	7,213	(366,506)	643,225	479,275	1,122,500
Net loss	—	—	—	(23,175)	—	—	(23,175)	(10,304)	(33,479)
Share grants, repurchases and forfeitures	160,979	2	913	—	—	—	915	—	915
Distributions to common shareholders	—	—	—	—	—	(659)	(659)	—	(659)
Other comprehensive (loss) income	—	—	—	—	(1,978)	—	(1,978)	468	(1,510)
Balance at June 30, 2024	65,992,509	660	1,016,980	(37,382)	5,235	(367,165)	618,328	469,439	1,087,767
Net loss	—	—	—	(24,990)	—	—	(24,990)	(10,417)	(35,407)
Share grants, repurchases and forfeitures	151,913	1	192	—	—	—	193	—	193
Distributions to common shareholders	—	—	—	—	—	(659)	(659)	—	(659)
Other comprehensive loss	—	—	—	—	(6,984)	—	(6,984)	(1,988)	(8,972)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(163)	(163)
Balance at September 30, 2024	66,144,422	$661	$1,017,172	$(62,372)	$(1,749)	$(367,824)	$585,888	$456,871	$1,042,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,994)	$(102,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	95,488	94,767
Amortization of interest rate caps	26,194	31,726
Net amortization of debt issuance costs, premiums and discounts	1,998	12,580
Amortization of acquired real estate leases and assumed real estate lease obligations	24,017	31,997
Amortization of deferred leasing costs	3,093	2,329
Straight line rental income	(7,392)	(8,282)
Loss on impairment of real estate	6,081	—
Loss on extinguishment of debt	5,070	—
Proceeds from settlement of interest rate caps	(28,336)	(52,365)
General and administrative expenses paid in common shares	1,798	1,709
Distributions of earnings from unconsolidated joint venture	2,970	2,970
Equity in earnings of unconsolidated joint venture	(5,338)	(5,232)
Change in assets and liabilities:
Rents receivable	6,177	4,722
Other assets	(5,512)	(11,981)
Accounts payable and other liabilities	14,219	12,420
Due to related persons	3,961	854
Net cash provided by operating activities	52,494	15,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(14,682)	(6,142)
Purchase of interest rate cap	(15,010)	(26,175)
Proceeds from settlement of interest rate caps	28,336	52,365
Net cash (used in) provided by investing activities	(1,356)	20,048

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	1,160,000	—
Repayment of ILPT Floating Rate Loan and related costs	(1,240,070)	—
Repayment of mortgage notes payable	(14,030)	(13,524)
Payment of debt issuance costs	(16,680)	(129)
Distributions to common shareholders	(4,640)	(1,976)
Repurchase of common shares	(434)	(311)
Distributions to noncontrolling interest	(60)	(326)
Net cash used in financing activities	(115,914)	(16,266)

(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(64,776)	19,208
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	242,480	245,723
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$177,704	$264,931

SUPPLEMENTAL DISCLOSURES:
Interest paid	$177,870	$177,368
Income taxes received	$—	$80
NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$2,734	$1,929

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2025	2024
Cash and cash equivalents	$83,173	$153,863
Restricted cash and cash equivalents (1)	94,531	111,068
Total cash and cash equivalents and restricted cash	$177,704	$264,931
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
Note 3. Real Estate Investments
As of September 30, 2025, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 185 properties containing approximately 43,161,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, which included three properties classified as held for sale, as well as 94 properties in 27 states totaling approximately 20,978,000 rentable square feet owned by Mountain Industrial REIT LLC, or our consolidated joint venture, or Mountain JV, in which we own a 61% equity interest. As of September 30, 2025, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.
Disposition Activities
As of September 30, 2025, three of our Mainland Properties containing approximately 867,000 rentable square feet, met the held for sale criteria and were classified as held for sale in our condensed consolidated balance sheets. We recognized a loss on impairment of real estate of $6,081 during the nine months ended September 30, 2025, to reduce the carrying value of one of these properties to its fair value less estimated costs to sell. As of October 28, 2025, we had two properties under agreements or letters of intent to sell for an aggregate sales price of $51,650, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

A summary of the properties classified as held for sale as of September 30, 2025 is below:

		Number of	Rentable	Carrying
Location	Ownership Vehicle	Properties	Square Feet	Value (1)
Groveport, OH	ILPT	1	581,000	$25,044
Monaca, PA	ILPT	1	256,000	3,790
Augusta, GA	ILPT	1	30,000	1,306
		3	867,000	$30,140
(1)Excludes the reclassification of $819 from other assets into assets of properties held for sale in our condensed consolidated balance sheets.
Capital Expenditures
During the three and nine months ended September 30, 2025 and 2024, amounts capitalized at certain of our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tenant improvements (1)	$1,019	$433	$3,415	$1,019
Leasing costs (1)	1,374	2,695	4,896	5,006
Building improvements (2)	4,344	2,509	7,536	5,817
Total capital expenditures	$6,737	$5,637	$15,847	$11,842
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
During the three and nine months ended September 30, 2025 and 2024, net loss attributable to noncontrolling interests in our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated joint venture	$8,878	$10,428	$27,617	$31,256
Tenancy in common	(12)	(11)	(30)	(36)
Total net loss attributable to noncontrolling interests	$8,866	$10,417	$27,587	$31,220
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common made cash distributions to the unrelated third party investor of $30 and $163 during three months ended September 30, 2025 and 2024, respectively, and cash distributions of $60 and $326 during the nine months ended September 30, 2025 and 2024, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of unconsolidated joint venture in our condensed consolidated financial statements.
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
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,122 and $18,997 for the three months ended September 30, 2025 and 2024, respectively, and $59,051 and $60,228 for the nine months ended September 30, 2025 and 2024, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not pay obligations under a ground lease or does not renew a ground lease, we may have to pay obligations under the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease that we assumed in an acquisition. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $3,844 and $3,941, respectively, as of September 30, 2025, and $4,193 and $4,288, respectively, as of December 31, 2024. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Our Hawaii Properties represented 27.9% of our annualized rental revenues as of both September 30, 2025 and 2024.
Tenant Concentration
FedEx Corporation and its subsidiaries, or FedEx, and Amazon.com Services, Inc. and its subsidiaries, or Amazon, represented 28.3% and 6.8% of our annualized rental revenues as of September 30, 2025, respectively, and 29.3% and 6.8% as of September 30, 2024, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of September 30, 2025 and December 31, 2024 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of September 30, 2025
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$490,092
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	982,322
ILPT	17	700,000	4.42%	Fixed	03/09/2032	485,254
Mountain JV	82	1,400,000	5.87%	Floating	03/09/2026	1,763,614
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	175,358
Mountain JV	1	8,967	3.67%	Fixed	05/01/2031	28,634
Mountain JV	1	10,641	4.14%	Fixed	07/01/2032	41,292
Mountain JV	1	24,318	4.02%	Fixed	10/01/2033	80,681
Mountain JV	1	34,091	4.13%	Fixed	11/01/2033	126,617
Mountain JV	1	21,252	3.10%	Fixed	06/01/2035	44,095
Mountain JV	1	34,534	2.95%	Fixed	01/01/2036	94,230
Mountain JV	1	39,656	4.27%	Fixed	11/01/2037	105,277
Mountain JV	1	44,340	3.25%	Fixed	01/01/2038	108,000
Total / weighted average		4,218,799	5.43%			$4,525,466
Unamortized debt issuance costs		(21,974)
Total indebtedness, net		$4,196,825

As of December 31, 2024
ILPT	104	$1,235,000	6.71%	Floating	10/09/2025	$1,017,228
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,454
ILPT	17	700,000	4.42%	Fixed	03/09/2032	491,143
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,802,396
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	178,465
Mountain JV	1	10,020	3.67%	Fixed	05/01/2031	28,363
Mountain JV	1	11,636	4.14%	Fixed	07/01/2032	42,242
Mountain JV	1	26,200	4.02%	Fixed	10/01/2033	82,443
Mountain JV	1	36,684	4.13%	Fixed	11/01/2033	127,960
Mountain JV	1	22,637	3.10%	Fixed	06/01/2035	45,070
Mountain JV	1	36,655	2.95%	Fixed	01/01/2036	96,321
Mountain JV	1	41,491	4.27%	Fixed	11/01/2037	107,606
Mountain JV	1	46,506	3.25%	Fixed	01/01/2038	110,346
Total / weighted average		4,307,829	5.51%			$4,620,037
Unamortized debt issuance costs		(7,292)
Total indebtedness, net		$4,300,537
(1)Interest rate reflects the impact of interest rate caps, if any.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In June 2025, we obtained a $1,160,000 fixed rate, interest only mortgage loan secured by 101 of our properties. This mortgage loan matures in July 2030 and requires that interest be paid at an annual rate of 6.40%. Subject to the satisfaction of certain conditions, we have the option to prepay our $1,160,000 mortgage loan in full or in part with a premium prior to January 9, 2030 and at par with no premium on or after January 9, 2030. We used the net proceeds from our $1,160,000 mortgage loan and cash on hand to repay in full our $1,235,000 loan, or the ILPT Floating Rate Loan. The ILPT Floating Rate Loan was secured by 104 of our properties, was scheduled to mature in October 2025 and required that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. During the nine months ended September 30, 2025, we recognized a $5,070 loss on extinguishment of debt related to the repayment of the ILPT Floating Rate Loan.
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
The weighted average interest rates under our floating rate loans for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ILPT Floating Rate Loan (1)	—%	6.18%	6.71%	6.18%
Mountain Floating Rate Loan (2)	5.87%	5.81%	5.85%	5.90%
(1) In June 2025, we repaid in full the ILPT Floating Rate Loan using proceeds from our $1,160,000 mortgage loan and cash on hand. Reflects the impact of interest rate caps, which prior to the repayment, had a SOFR strike rate equal to 2.78% which replaced the previous strike rate equal to 2.25% in October 2024.
(2)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 3.10% which replaced the previous strike rate equal to 3.04% in March 2025.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. As of September 30, 2025, we believe that we were in compliance with all of the covenants and other terms under the agreements governing our debt obligations. See Note 10 for further information regarding our interest rate caps.
The required principal payments due during the next five years and thereafter, excluding extension options, under all our outstanding debt as of September 30, 2025 are as follows:

Principal
Payment
2025	$4,763
2026	1,419,499
2027	20,224
2028	20,989
2029	671,778
Thereafter	2,081,546
Total	$4,218,799

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgages notes payable, accounts payable and interest rate caps. We remeasure our interest rate caps at fair value on a quarterly basis. As of September 30, 2025 and December 31, 2024, the fair value of our other financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.
Our fixed rate mortgage notes payable had an aggregate carrying value of $2,796,892 and $1,665,649 as of September 30, 2025 and December 31, 2024, respectively, and a fair value of $2,783,065 and $1,535,640 as of September 30, 2025 and December 31, 2024, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs, including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring and nonrecurring basis at fair value as of September 30, 2025 and December 31, 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025
Recurring:
Investment in unconsolidated joint venture	$119,100	$—	$—	$119,100
Interest rate caps	$5,340	$—	$5,340	$—
Nonrecurring:
Real estate properties (1)	$3,790	$—	$—	$3,790

As of December 31, 2024
Recurring:
Investment in unconsolidated joint venture	$116,732	$—	$—	$116,732
Interest rate caps	$16,916	$—	$16,916	$—
(1)We recognized a loss on impairment of real estate of $6,081 during the nine months ended September 30, 2025, to reduce the carrying value of one property that was classified as held for sale as of September 30, 2025 to its fair value less estimated costs to sell, based on market-based comparative valuations (Level 3 inputs). See Note 3 for further information on our held for sale properties.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of September 30, 2025
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.00%	5.25% - 6.50%	10 - 11 years

As of December 31, 2024
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.25%	5.25% - 6.50%	10 - 12 years

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$117,854	$117,451	$116,732	$115,360
Equity in earnings of unconsolidated joint venture	2,236	1,161	5,338	5,232
Distributions from unconsolidated joint venture	(990)	(990)	(2,970)	(2,970)
Ending balance	$119,100	$117,622	$119,100	$117,622
Note 7. Shareholders’ Equity
Common Share Awards
On May 28, 2025, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 28,875 of our common shares, valued at $3.29 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.
On September 9, 2025, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, under our equity compensation plan an aggregate of 386,988 of our common shares, valued at $6.15 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases
During the three and nine months ended September 30, 2025, we purchased an aggregate of 63,752 and 73,451 of our common shares, respectively, valued at a weighted average price of $6.35 and $5.93 per common share, respectively, from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the nine months ended September 30, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$661
April 10, 2025	April 22, 2025	May 15, 2025	0.01	662
July 10, 2025	July 21, 2025	August 14, 2025	0.05	3,317
			$0.07	$4,640

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

On October 9, 2025, we declared a regular quarterly distribution to common shareholders of record on October 27, 2025 of $0.05 per share, or approximately $3,333. We expect to pay this distribution on or about November 13, 2025 using cash on hand.
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
Business Management Agreement. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and nine months ended September 30, 2025. The actual amount of incentive management fees incurred for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2025, and will be payable to RMR in January 2026. We did not incur any incentive management fees for the year ended December 31, 2024.
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
For the three and nine months ended September 30, 2025 and 2024, the business management fees, incentive management fees, property management fees, construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended		Nine Months Ended
	Financial Statement	September 30,		September 30,
	Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$5,927	$5,938	$17,416	$17,577
Incentive management fees	General and administrative expenses	2,438	—	4,716	—
Total		$8,365	$5,938	$22,132	$17,577

Pursuant to property management agreement:
Property management fees	Other operating expenses	$3,250	$3,202	$9,755	$9,648
Construction supervision fees	Buildings and improvements (1)	233	115	350	303
Total		$3,483	$3,317	$10,105	$9,951

Expense reimbursement:
Other expenses	General and administrative expenses	$51	$82	$152	$247
Property level expenses	Other operating expenses	1,506	1,774	4,812	4,943
Total		$1,557	$1,856	$4,964	$5,190
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
Note 9. Related Person Transactions

We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is an executive vice president and the chief operating officer of RMR Inc. and an officer and employee of RMR. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Yael Duffy, our President and Chief Operating Officer, is also an executive vice president of RMR Inc. and the president and chief operating officer of Office Properties Income Trust, one of the other public companies managed by RMR. Other officers of RMR, including Mr. Jordan, serve as managing trustees or officers of certain of these public companies.
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

Note 10. Derivatives and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is our interest rate risk. As required under the loan agreement, we have an interest rate cap agreement to manage our interest rate risk exposure on the Mountain Floating Rate Loan, with interest payable at a rate equal to SOFR plus a premium. Additionally, we had another interest rate cap related to the ILPT Floating Rate Loan that matured in October 2025. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
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
On June 26, 2025, we obtained a $1,160,000 mortgage loan and used the net proceeds from such loan and cash on hand to repay in full the ILPT Floating Rate Loan. As of June 26, 2025, we discontinued hedge accounting for the derivative associated with this underlying instrument, which was previously designated as a cash flow hedge of variable interest payments on our ILPT Floating Rate Loan. Upon discontinuation of hedge accounting, all subsequent changes in the fair value and proceeds from settlements of the interest rate cap are recognized in interest and other income in our condensed consolidated statements of comprehensive income (loss).
The following table summarizes the terms of our outstanding interest rate cap agreements as of September 30, 2025 and December 31, 2024:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	September 30, 2025	December 31, 2024
Other assets, net	ILPT Floating Rate Loan	10/15/2025	2.78%	$1,235,000	$661	$13,302
Other assets, net	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	—	3,614
Other assets, net	Mountain Floating Rate Loan	03/15/2026	3.10%	$1,400,000	4,679	—
Total					$5,340	$16,916
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount of (loss) gain recognized on derivatives in other comprehensive loss	$(44)	$(3,564)	$870	$5,035
Amount of gain reclassified from cumulative other comprehensive loss into interest expense	$582	$5,407	$1,240	$20,363
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(63,470)	$(73,936)	$(201,197)	$(220,797)
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
OVERVIEW (dollars in thousands, except per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2025, our portfolio was comprised of 411 properties containing approximately 59,890,000 rentable square feet located in 39 states with 94.1% occupancy, leased to approximately 300 different tenants, including three properties classified as held for sale. As of September 30, 2025, we also owned a 22% equity interest in the unconsolidated joint venture.
We believe consumer expectations, long-term growth of e-commerce and modernization of and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. However, uncertainties surrounding interest rates and inflation globally and in the United States, wars or other global geopolitical hostilities and tensions, the impacts of or changes to tariffs and trade policies and any U.S. government shutdown, have given rise to economic uncertainty and have caused, and may continue to cause, disruptions in the financial markets. For example, there have been significant changes to U.S. and foreign trade policies, treaties and tariffs, which have led to, and may continue to cause, the disruption of global supply chains, additional or increased tariffs and other import-export barriers, sudden fluctuations in commodity prices and costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs, for us and our tenants. These conditions, if continued, could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, may restrict our access to, and would likely increase our cost of, capital, may impact our ability to sell properties and may cause the values of our properties and of our common shares or other securities to decline.
Our portfolio as of September 30, 2025 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	90	34 states	22,119	94.8%	33.9%	4.8
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	85.8%	27.9%	12.5
Mainland Properties	Mountain JV	61%	94	27 states	20,978	100.0%	37.9%	6.0
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	98.1%	0.3%	4.4
Total / weighted average			411		59,890	94.1%	100.0%	7.4
(1)Based on annualized rental revenues as of September 30, 2025.
Property Operations
Occupancy data for our portfolio as of September 30, 2025 and 2024 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	As of September 30,		as of September 30,
	2025	2024	2025	2024
Total properties	411	411	408	408
Total rentable square feet	59,890	59,890	59,023	59,023
Percent leased (2)	94.1%	94.4%	94.5%	94.4%
(1)Consists of properties that we have owned continuously since January 1, 2024 and excludes three properties classified as held for sale as of September 30, 2025.
(2)Leased square feet is pursuant to existing leases as of September 30, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.

The average effective rental rates per square foot represents total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three and nine months ended September 30, 2025 and 2024, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
All properties	$7.88	$7.69	$7.91	$7.68
Comparable properties (1) (2)	$7.91	$7.73	$7.93	$7.71
(1)For the three months ended September 30, 2025 and 2024, consists of properties that we have owned continuously since July 1, 2024 and excludes three properties classified as held for sale as of September 30, 2025.
(2)For the nine months ended September 30, 2025 and 2024, consists of properties that we have owned continuously since January 1, 2024 and excludes three properties classified as held for sale as of September 30, 2025.
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
During the three and nine months ended September 30, 2025, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	Three Months Ended September 30, 2025
	New Leases	Renewals	Totals
Square feet leased during the period	193	583	776
Weighted average rental rate change (by rentable square feet)	14.0%	25.8%	22.1%
Weighted average lease term by square feet (years)	9.7	7.1	7.8
Total leasing costs and concession commitments (1)	$2,339	$934	$3,273
Total leasing costs and concession commitments per square foot (1)	$12.15	$1.60	$4.22
Total leasing costs and concession commitments per square foot per year (1)	$1.26	$0.22	$0.54

	Nine Months Ended September 30, 2025
	New Leases	Renewals	Totals
Square feet leased during the period	674	2,448	3,122
Weighted average rental rate change (by rentable square feet)	20.4%	19.3%	19.5%
Weighted average lease term by square feet (years)	6.8	6.4	6.5
Total leasing costs and concession commitments (1)	$5,198	$4,610	$9,808
Total leasing costs and concession commitments per square foot (1)	$7.72	$1.88	$3.14
Total leasing costs and concession commitments per square foot per year (1)	$1.13	$0.29	$0.48
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the nine months ended September 30, 2025, we completed rent resets for approximately 204,000 square feet of land at our Hawaii Properties at rental rates that were 29.1% higher than prior rental rates.

The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of September 30, 2025:

Annualized
Rental Revenues
Scheduled to Reset
2025	$—
2026	1,322
2027	814
2028	—
2029	8,394
Thereafter	11,664
Total	$22,194
As of September 30, 2025, our remaining lease expirations by year were as follows (square feet in thousands):

				Cumulative		% of Total	Cumulative
			% of Total	% of Total	Annualized	Annualized	% of Total
		Leased	Leased	Leased	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2025	3	265	0.5%	0.5%	$1,439	0.3%	0.3%
2026	30	3,057	5.4%	5.9%	17,360	3.9%	4.2%
2027	42	8,029	14.2%	20.1%	50,073	11.4%	15.6%
2028	46	6,245	11.1%	31.2%	47,364	10.7%	26.3%
2029	38	6,903	12.2%	43.4%	45,183	10.2%	36.5%
Thereafter	227	31,855	56.6%	100.0%	279,559	63.5%	100.0%
Total	386	56,354	100.0%		$440,978	100.0%

Weighted average remaining lease term (years)		6.6			7.4
(1)Leased square feet is pursuant to existing leases as of September 30, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of September 30, 2025, FedEx and Amazon leased 22.7% and 8.1% of our total leased square feet, respectively, and represented 28.3% and 6.8% of our total annualized rental revenues, respectively.
As of September 30, 2025, $17,435, or 4.0%, of our annualized rental revenues was included in leases scheduled to expire by September 30, 2026 and 5.9% of our rentable square feet was vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Three Months Ended				Three Months Ended			Three Months Ended
	September 30,				September 30,			September 30,
			$	%			$			$	%
	2025	2024	Change	Change	2025	2024	Change	2025	2024	Change	Change

Rental income	$110,184	$107,969	$2,215	2.1%	$752	$976	$(224)	$110,936	$108,945	$1,991	1.8%

Operating expenses:
Real estate taxes	15,139	15,275	(136)	(0.9)%	66	64	2	15,205	15,339	(134)	(0.9)%
Other operating expenses	8,628	8,708	(80)	(0.9)%	153	189	(36)	8,781	8,897	(116)	(1.3)%
Total operating expenses	23,767	23,983	(216)	(0.9)%	219	253	(34)	23,986	24,236	(250)	(1.0)%

Net operating income (2)	$86,417	$83,986	$2,431	2.9%	$533	$723	$(190)	86,950	84,709	2,241	2.6%

Other expenses:
Depreciation and amortization								41,034	43,205	(2,171)	(5.0)%
General and administrative								10,586	7,237	3,349	46.3%
Loss on impairment of real estate								6,081	—	6,081	n/m
Total other expenses								57,701	50,442	7,259	14.4%
Interest and other income								1,585	3,134	(1,549)	(49.4)%
Interest expense								(63,470)	(73,936)	10,466	(14.2)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(32,636)	(36,535)	3,899	10.7%
Income tax expense								(31)	(33)	2	(6.1)%
Equity in earnings of unconsolidated joint venture								2,236	1,161	1,075	92.6%
Net loss								(30,431)	(35,407)	4,976	14.1%
Net loss attributable to noncontrolling interests								8,866	10,417	(1,551)	(14.9)%
Net loss attributable to common shareholders								$(21,565)	$(24,990)	$3,425	13.7%

Weighted average common shares outstanding (basic and diluted)								66,089	65,769	320	0.5%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.33)	$(0.38)	$0.05	13.2%
n/m - not meaningful
(1)Consists of properties that we have owned continuously since July 1, 2024 and excludes three properties classified as held for sale as of September 30, 2025.
(2)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Rental income. Rental income increased primarily due to increases from our net leasing activity and rent resets.
Real estate taxes. Real estate taxes decreased primarily due to lowered assessed values as a result of successful tax appeals at certain of our properties.
Other operating expenses. The decrease in other operating expenses is primarily due to decreases in payroll costs reimbursable to RMR and professional fees, partially offset by increases in electricity expenses at certain of our properties.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing since October 1, 2024, partially offset by increased depreciation related to improvements made to certain of our properties since October 1, 2024.

General and administrative. The increase in general and administrative expenses is primarily due to accrued incentive management fees of $2,438 at September 30, 2025. Additionally, franchise taxes and legal costs, as well as general and administrative expenses paid in common shares increased during the three months ended September 30, 2025.
Loss on impairment of real estate. During the 2025 period, we recognized a loss on impairment of real estate of $6,081 to reduce the carrying value of one held for sale property to its fair value less estimated costs to sell.
Interest and other income. The decrease in interest and other income is primarily due to lower average cash balances and interest rates during the 2025 period as compared to the 2024 period.
Interest expense. The decrease in interest expense is primarily due to the repayment of the ILPT Floating Rate Loan in June 2025 and the discontinuation of hedge accounting for the related interest rate cap. As a result, no further amortization of the related interest rate cap was recognized during the 2025 period. Additionally, amortization of interest rate cap costs of our consolidated joint venture and debt issuance costs decreased during the 2025 period.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Nine Months Ended				Nine Months Ended			Nine Months Ended
	September 30,				September 30,			September 30,
			$	%			$			$	%
	2025	2024	Change	Change	2025	2024	Change	2025	2024	Change	Change

Rental income	$331,744	$328,856	$2,888	0.9%	$3,194	$2,945	$249	$334,938	$331,801	$3,137	0.9%

Operating expenses:
Real estate taxes	44,832	46,169	(1,337)	(2.9)%	189	180	9	45,021	46,349	(1,328)	(2.9)%
Other operating expenses	27,369	27,893	(524)	(1.9)%	539	533	6	27,908	28,426	(518)	(1.8)%
Total operating expenses	72,201	74,062	(1,861)	(2.5)%	728	713	15	72,929	74,775	(1,846)	(2.5)%

Net operating income (2)	$259,543	$254,794	$4,749	1.9%	$2,466	$2,232	$234	262,009	257,026	4,983	1.9%

Other expenses:
Depreciation and amortization								123,995	130,203	(6,208)	(4.8)%
General and administrative								28,486	22,865	5,621	24.6%
Loss on impairment of real estate								6,081	—	6,081	n/m
Total other expenses								158,562	153,068	5,494	3.6%
Interest and other income								5,577	8,921	(3,344)	(37.5)%
Interest expense								(201,197)	(220,797)	19,600	(8.9)%
Loss on extinguishment of debt								(5,070)	—	(5,070)	n/m
Loss before income taxes and equity in earnings of unconsolidated joint venture								(97,243)	(107,918)	10,675	(9.9)%
Income tax expense								(89)	(102)	13	(12.7)%
Equity in earnings of unconsolidated joint venture								5,338	5,232	106	2.0%
Net loss								(91,994)	(102,788)	10,794	(10.5)%
Net loss attributable to noncontrolling interests								27,587	31,220	(3,633)	(11.6)%
Net loss attributable to common shareholders								$(64,407)	$(71,568)	$7,161	(10.0)%

Weighted average common shares outstanding (basic and diluted)								65,951	65,651	300	0.5%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.98)	$(1.09)	$0.11	(10.1)%
n/m - not meaningful
(1)Consists of properties that we have owned continuously since January 1, 2024 and excludes three properties classified as held for sale as of September 30, 2025.
(2)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Rental income. Rental income increased primarily due to increases from our net leasing activity and rent resets, partially offset by a decrease in real estate tax reimbursements and vacancies at certain of our properties.
Real estate taxes. Real estate taxes decreased primarily due to lowered assessed values as a result of successful tax appeals at certain of our properties.
Other operating expenses. The decrease in other operating expenses is primarily due to decreases in insurance expenses and professional fees, partially offset by increases in snow removal and electricity expenses at certain of our properties.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing since October 1, 2024, partially offset by increased depreciation related to improvements made to certain of our properties since October 1, 2024.

General and administrative. The increase in general and administrative expenses is primarily due to accrued incentive management fees of $4,716 for the 2025 period and an increase in legal fees.
Loss on impairment of real estate. During the 2025 period, we recognized a loss on impairment of real estate of $6,081 to reduce the carrying value of one held for sale property to its fair value less estimated costs to sell.
Interest and other income. The decrease in interest and other income is primarily due to lower average cash balances and interest rates during the 2025 period as compared to the 2024 period.
Interest expense. The decrease in interest expense is primarily due to the repayment of the ILPT Floating Rate Loan in June 2025 and the discontinuation of hedge accounting for the related interest rate cap. As a result, no further amortization of the related interest rate cap was recognized during the 2025 period. Additionally, amortization of interest rate cap costs of our consolidated joint venture and debt issuance costs decreased during the 2025 period. These decreases were partially offset by higher average strike rates on our interest rate cap designated as a cash flow hedge compared to the 2024 period.
Loss on extinguishment of debt. During the nine months ended September 30, 2025, we recognized a loss on extinguishment of debt in connection with the repayment of the ILPT Floating Rate Loan.
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

The following table presents the reconciliation of net loss to NOI for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(30,431)	$(35,407)	$(91,994)	$(102,788)
Equity in earnings of unconsolidated joint venture	(2,236)	(1,161)	(5,338)	(5,232)
Income tax expense	31	33	89	102
Loss before income taxes and equity in earnings of unconsolidated joint venture	(32,636)	(36,535)	(97,243)	(107,918)
Loss on extinguishment of debt	—	—	5,070	—
Interest expense	63,470	73,936	201,197	220,797
Interest and other income	(1,585)	(3,134)	(5,577)	(8,921)
Loss on impairment of real estate	6,081	—	6,081	—
General and administrative	10,586	7,237	28,486	22,865
Depreciation and amortization	41,034	43,205	123,995	130,203
NOI	$86,950	$84,709	$262,009	$257,026
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding (i) any recovery or loss on impairment of real estate, (ii) any gain or loss on sale of real estate and (iii) equity in earnings or losses of unconsolidated joint venture; (2) plus (i) real estate depreciation and amortization and (ii) our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interests; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain nonrecurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any, loss on extinguishment of debt, if any, and incentive management fees, if any.
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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders	$(21,565)	$(24,990)	$(64,407)	$(71,568)
Equity in earnings of unconsolidated joint venture	(2,236)	(1,161)	(5,338)	(5,232)
Loss on impairment of real estate	6,081	—	6,081	—
Depreciation and amortization	41,034	43,205	123,995	130,203
Share of FFO from unconsolidated joint venture	1,623	1,496	4,603	4,439
FFO adjustments attributable to noncontrolling interests	(9,990)	(10,487)	(30,037)	(31,364)
FFO attributable to common shareholders	14,947	8,063	34,897	26,478
Incentive management fees (1)	2,438	—	4,716	—
Loss on extinguishment of debt	—	—	5,070	—
Normalized FFO attributable to common shareholders	$17,385	$8,063	$44,683	$26,478

Weighted average common shares outstanding (basic and diluted)	66,089	65,769	65,951	65,651

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.33)	$(0.38)	$(0.98)	$(1.09)
FFO attributable to common shareholders	$0.23	$0.12	$0.53	$0.40
Normalized FFO attributable to common shareholders	$0.26	$0.12	$0.68	$0.40
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
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of September 30, 2025, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 76.2% of our annualized rental revenues and only 4.0% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$242,480	$245,723
Net cash provided by (used in):
Operating activities	52,494	15,426
Investing activities	(1,356)	20,048
Financing activities	(115,914)	(16,266)
Total	(64,776)	19,208
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$177,704	$264,931

The increase in net cash from operating activities for the nine months ended September 30, 2025 compared to the 2024 period is primarily due to lower interest expense, excluding the impact of settlement of our interest rate caps, and higher cash flows and reimbursements from our properties. The decrease in net cash from investing activities for the nine months ended September 30, 2025 compared to the 2024 period is primarily due to a decrease in proceeds from settlement of interest rate caps and an increase in real estate improvements, partially offset by reduced interest rate cap purchase costs. The decrease in net cash from financing activities for the nine months ended September 30, 2025 compared to the 2024 period is primarily due to the repayment of the ILPT Floating Rate Loan and increases in debt issuance costs and distributions to common shareholders, partially offset by the net proceeds received from our $1,160,000 mortgage loan.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control our operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of September 30, 2025, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $83,173. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of any offerings of equity or debt securities to fund our distributions to our shareholders.
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
Disposition Activities
As of October 28, 2025, we had two properties under agreements or letters of intent to sell for an aggregate sales price of $51,650, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
For further information regarding our held for sale properties and disposition activities, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures
As of September 30, 2025, committed, but unspent, tenant related obligations based on existing leases were $4,988, all of which are expected to be spent during the next 12 months.
For further information regarding our capital expenditures, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $990 for each of the three months ended September 30, 2025 and 2024, and $2,970 for each of the nine months ended September 30, 2025 and 2024, respectively.
For further information regarding our consolidated joint venture and the unconsolidated joint venture, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Indebtedness
As of September 30, 2025, we had an aggregate principal amount of $4,218,799 of indebtedness, primarily including (1) our $1,160,000 mortgage loan, (2) the Mountain Floating Rate Loan, (3) our $700,000 mortgage loan and (4) our $650,000 mortgage loan, with maturity dates after giving effect to potential exercises of all extension options between 2027 and 2038.
In June 2025, we obtained a $1,160,000 fixed rate, interest only mortgage loan secured by 101 of our properties. This mortgage loan matures in July 2030 and requires that interest be paid at an annual rate of 6.40%. Subject to the satisfaction of certain conditions, we have the option to prepay our $1,160,000 mortgage loan in full or in part with a premium prior to January 9, 2030 and at par with no premium on or after January 9, 2030. We used the net proceeds from our $1,160,000 mortgage loan and cash on hand to repay in full the ILPT Floating Rate Loan. The ILPT Floating Rate Loan was secured by 104 of our properties, was scheduled to mature in October 2025 and required that interest be paid at an annual rate of SOFR plus a weighted average premium of 3.93%. During the nine months ended September 30, 2025, we recognized a $5,070 loss on extinguishment of debt related to the repayment of the ILPT Floating Rate Loan.
The Mountain Floating Rate Loan is secured by 82 properties, matures in March 2026, subject to one remaining one-year extension option, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2025, our consolidated joint venture exercised the second of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.04%. Subject to the satisfaction of certain conditions, our consolidated joint venture has the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium. The weighted average interest rates under the Mountain Floating Rate Loan were 5.87% and 5.85% for three and nine months ended September 30, 2025, respectively, including the impact of our interest rate caps.
The agreements and related documents governing our $1,160,000 mortgage loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of September 30, 2025, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness and historical weighted average interest rates under our floating rate loans, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the nine months ended September 30, 2025, we declared and paid regular quarterly distributions to common shareholders totaling $4,640 using cash on hand.
On October 9, 2025, we declared a regular quarterly distribution to common shareholders of record on October 27, 2025 of $0.05 per share, or approximately $3,333. We expect to pay this distribution on or about November 13, 2025 using cash on hand.

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
As of September 30, 2025, our outstanding floating rate debt consisted of the following:

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
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2025, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Weighted Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At September 30, 2025	5.87%	$1,400,000	$83,321	$(1.26)
One percentage point increase (2)	5.87%	$1,400,000	$83,321	$(1.26)
(1)Based on the diluted weighted average common shares outstanding for the three months ended September 30, 2025.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of the related interest rate cap. However, a one percentage point increase in our weighted average interest rate of the Mountain Floating Rate Loan debt to 6.87% at September 30, 2025 would result in total floating rate interest expense per year of $97,516 and a decrease in annual earnings per share of $1.48.

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
Fixed Rate Debt
As of September 30, 2025, our outstanding fixed rate debt consisted of the following:

	Number of		Annual	Annual		Interest
	Properties	Principal	Interest	Interest		Payments
Entity	Secured By	Balance	Rate (1)	Expense	Maturity	Due
ILPT	186	$650,000	4.31%	$28,015	02/07/2029	Monthly
ILPT	101	1,160,000	6.40%	74,240	07/09/2030	Monthly
ILPT	17	700,000	4.42%	30,940	03/09/2032	Monthly
Mountain JV	4	91,000	6.25%	5,688	06/10/2030	Monthly
Mountain JV	1	8,967	3.67%	329	05/01/2031	Monthly
Mountain JV	1	10,641	4.14%	441	07/01/2032	Monthly
Mountain JV	1	24,318	4.02%	978	10/01/2033	Monthly
Mountain JV	1	34,091	4.13%	1,408	11/01/2033	Monthly
Mountain JV	1	21,252	3.10%	659	06/01/2035	Monthly
Mountain JV	1	34,534	2.95%	1,019	01/01/2036	Monthly
Mountain JV	1	39,656	4.27%	1,693	11/01/2037	Monthly
Mountain JV	1	44,340	3.25%	1,441	01/01/2038	Monthly
Total / weighted average		$2,818,799	5.21%	$146,851
(1)The annual interest rate is the rate stated in the applicable contract.
Our $1,160,000, $650,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $28,196.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite recent reductions by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase. Based on the balances outstanding at September 30, 2025 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $119,562.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions; our expectations regarding the demand for industrial properties; our future leasing activity; our leverage levels and possible future financings; our liquidity needs and sources; our capital expenditure plans and commitments; our existing and possible future joint venture arrangements; our redevelopment and construction activities and plans; our consolidated joint venture’s potential exercise of the extension option for the maturity date of its floating rate loan; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties located in Hawaii,
•Our ability to maintain high occupancy at our properties,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to purchase cost effective interest rate caps,
•Our expected capital expenditures and leasing costs,
•Our ability to maintain sufficient liquidity,
•Demand for industrial and logistics properties,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Our tenant and geographic concentrations,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to uncertainties surrounding interest rates and inflation, impacts of or changes to tariffs or trading policies, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, any U.S.government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,

•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices or returns we target, and the timing of such sales,
•Our ability to complete sales without delay, or at all, pursuant to existing agreement terms,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, to enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of inflation, cost overruns, tariffs, supply chain challenges, labor market conditions, construction delays or our inability to obtain necessary permits, our ability to lease space at these properties at targeted returns and volatility in the commercial real estate markets,
•Non-performance by the counterparty to our interest rate cap,
•The ability of our manager, RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

Changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, as well as a prolonged U.S. government shutdown, could negatively affect macroeconomic conditions and our and our tenants’ businesses, results of operations, prospects or financial condition.
There have been significant changes to U.S. and foreign trade policies, treaties and tariffs, which have led to, and may continue to cause, the disruption of global supply chains, additional or increased tariffs and other import-export barriers, sudden fluctuations in commodity prices and costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create long-term macroeconomic challenges. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could also further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from outside of the United States. In addition, a prolonged U.S. government shutdown may result in supply chain challenges and hinder the growth of the U.S. economy. Our and our tenants’ businesses, results of operations, prospects and financial condition could be negatively impacted as a result of such uncertainty regarding, or increased costs resulting from, U.S. and foreign trade policies, treaties and tariffs and/or a prolonged U.S. government shutdown.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2025:

Maximum
			Total Number of	Approximate Dollar
		Weighted	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
September 1, 2025 - September 30, 2025	63,752	$6.35	—	—
Total / weighted average	63,752	$6.35	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other officers and employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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
Dated: October 28, 2025

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: October 28, 2025