Form 10-K
period 2025-12-31
Industrial Logistics Properties Trust
filed 2026-02-18
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $294.5 million based on the $4.55 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2025. For purposes of this calculation, an aggregate of 1,611,030 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 16, 2026: 66,653,129.
References in this Annual Report on Form 10-K to the Company, ILPT, we, us or our mean Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties located in Hawaii,
•Our ability to maintain high occupancy at our properties,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to purchase cost effective interest rate caps,
•Our expected capital expenditures and leasing costs,
•Our ability to maintain sufficient liquidity,
•Demand for industrial and logistics properties,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•Our tenant and geographic concentrations,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,
(i)

•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Our ability to sell properties at prices or returns we target, and the timing of such sales,
•Our ability to complete sales without delay, or at all, pursuant to existing agreement terms,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, to enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Risks and uncertainties regarding the development, redevelopment or repositioning of our properties, including as a result of inflation, cost overruns, tariffs, supply chain challenges, labor market conditions, construction delays or our inability to obtain necessary permits, our ability to lease space at these properties at targeted returns and volatility in the commercial real estate markets,
•Our ability to prudently pursue, and successfully and profitably complete, expansion and renovation projects at our properties and to realize our expected returns on those projects,
•Non-performance by the counterparty to our interest rate cap,
•The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
•Changes in environmental laws or in their interpretations or enforcement as a result of climate change or otherwise, or our incurring environmental remediation costs or other liabilities,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR and others affiliated with them,
•Acts of terrorism, war or other hostilities, outbreaks of pandemics or other public health safety events or conditions, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
2025 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a REIT organized under Maryland law in 2017. We own and lease industrial and logistics properties throughout the United States.
As of December 31, 2025, our portfolio was comprised of 409 properties containing approximately 59,604,000 rentable square feet located in 39 states with 94.5% occupancy, including properties owned by Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture. As of December 31, 2025, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.
Our portfolio as of December 31, 2025 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	88	33 states	21,833	95.7%	34.5%	5.7
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	85.8%	27.8%	12.2
Mainland Properties	Mountain JV	61%	94	27 states	20,978	100.0%	37.4%	5.9
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	98.1%	0.3%	4.1
Total / weighted average			409		59,604	94.5%	100.0%	7.6
(1)Based on annualized rental revenues as of December 31, 2025.
As of December 31, 2025, our properties located in 38 of the contiguous states, or our Mainland Properties, represented 72.2% of our annualized rental revenues and our properties located primarily on the island of Oahu, Hawaii, or our Hawaii Properties, represented 27.8% of our annualized rental revenues. We define the term annualized rental revenues used in this Annual Report on Form 10-K as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1460.
Our Business and Growth Strategies
We seek to extend or enter new leases as leases approach expiration. We believe our current properties provide a stable base of increasing rents.
Our internal growth strategy is to increase rents and corresponding cash flows we receive from our current properties. Certain of the leases for our Hawaii Properties provide for rents to be reset to fair market value periodically during the lease terms. Periodic rent resets, together with lease extensions and new leasing activity following lease expirations at our Hawaii Properties, have resulted in significant rent increases. Due to the limited availability of land suitable for industrial uses that might compete with our Hawaii Properties, we believe that our Hawaii Properties offer potential for future rent growth as a result of periodic rent resets, lease extensions and new leasing. In addition to the internal rent growth, which may result from our rent resets and lease activity at our Hawaii Properties, a majority of the leases at our Mainland Properties and certain leases at our Hawaii Properties include periodic set dollar amount or percentage increases that increase the cash rent payable to us.
Since the time certain of our Hawaii Properties’ leases were originally entered into, in some cases 40 to 50 years ago, the characteristics of the neighborhoods in the vicinity of some of those properties have changed. In such circumstances, we have engaged in redevelopment activities to change the character of certain properties in order to increase rents. As our Hawaii Properties are currently experiencing strong demand for their current uses, we do not currently expect redevelopment efforts in Hawaii to become a major activity in the near term; however, we may undertake such activities on a selective basis. Additionally, we or our predecessors have sometimes built expansions for tenants at our Mainland Properties in return for lease extensions and rent increases, and we may continue such activities on a selective basis.

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
Mainland Properties’ Leases. In general, our Mainland Properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Many of our Mainland Properties’ leases require us to maintain the roof, exterior walls, foundation, parking lots and other structural elements of the buildings at our expense. However, we believe our Mainland Properties are well maintained, and we do not believe these expenses will be material to us during the remaining lease terms. We also evaluate our properties for improvements and may selectively develop industrial and logistics properties in the United States.
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
Hawaii Properties’ Leases. In general, our Hawaii Properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Certain of our Hawaii Properties are subject to leases with fixed annual rents that periodically reset based on fair market values and others are subject to leases with fixed increases. In some cases, the resets are based on fair market value rent and in other cases a percentage of the fair market value of the leased land. Fair market value rent reset rates are generally determined through negotiations between us and individual tenants; however, when no agreement is achieved, our Hawaii Properties’ leases require an appraisal process. In the appraisal process for land leases that are periodically reset based on fair market value rents, the appraisers are required to determine the fair and reasonable rent, exclusive of improvements. In the appraisal process for land leases that are periodically reset based on a percentage of the fair market value of the land, the appraisers are required to determine the fair market value of the land, usually exclusive of improvements, with such fair market value being based on the highest and best use of such land and as though unencumbered by the lease, and then the appraisers apply a rent return rate to the land value which may be set in the lease or determined by the appraisers based on market conditions. Historically, this process has resulted in significant reset amounts.
The following table summarizes information about the 10 largest tenants in our portfolio based on total annualized rental revenues as of December 31, 2025 (square feet in thousands):

					% of Total
				% of Total	Annualized
		No. of	Leased	Leased	Rental
Top 10 Tenants (1)	Location	Properties	Square Feet (2)	Square Feet (2)	Revenues
FedEx Corporation	Various (33 States)	78	12,781	22.7%	27.9%
Amazon.com Services, Inc.	Various (7 States)	9	4,555	8.1%	7.3%
Home Depot U.S.A., Inc.	GA, HI	3	991	1.8%	2.2%
Restoration Hardware, Inc.	MD	1	1,195	2.1%	1.8%
OldCo Tire Distributors, Inc.	CO, LA, NE, NY, OH	5	722	1.3%	1.6%
UPS Supply Chain Solutions, Inc.	NH, NY	3	794	1.4%	1.5%
Servco Pacific, Inc.	HI	7	629	1.1%	1.4%
DHL Group	SC	1	945	1.7%	1.2%
TD SYNNEX Corporation	OH	2	939	1.7%	1.1%
Techtronic Industries Company Limited	MS	1	862	1.5%	1.0%
		110	24,413	43.4%	47.0%
(1)Includes any applicable subsidiaries of named tenants.
(2)Leased square feet is pursuant to existing leases as of December 31, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.

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
•the credit quality of the property’s tenants;
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
Also, we may invest in or enter into real estate joint ventures. We currently own a 61% equity interest in our consolidated joint venture and a 22% equity interest in the unconsolidated joint venture. In the future, we may invest in or enter into additional real estate joint ventures, or acquire additional properties with the intention of contributing such properties to our existing joint ventures, if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or to take advantage of property valuation differences among private and public sources of equity capital.
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
•the estimated proceeds we may receive by selling the property;
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
•the terms of any debt that may secure the property;
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

Environmental Matters
Ownership of real estate is subject to risks associated with environmental matters. When we acquire properties, we perform environmental site assessments and where there are concerns, we do additional monitoring and periodic assessments. Some of our properties are used or have been used for industrial purposes such that there may be forms of contamination present. We require our tenants to maintain compliance with environmental laws and we also monitor any known conditions and, in some cases, have set up reserves for potential environmental liabilities. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.
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
Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by RMR, the majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Yael Duffy, our other Managing Trustee and our President and Chief Executive Officer, is also an executive officer of RMR Inc. and an officer and employee of RMR, and each of our other officers is also an officer and employee of RMR. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.
RMR is an alternative asset management company that is focused on both residential and commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to our joint ventures. As of February 18, 2026, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Yael Duffy, executive vice president; Lindsey A. Getz, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president and chief operating officer; Matthew C. Brown, executive vice president, chief financial officer and treasurer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Ms. Duffy is also our President and Chief Executive Officer and a managing trustee and officer of another company managed by RMR. Our Chief Financial Officer and Treasurer, Tiffany R. Sy, and our Vice President, Marc A. Krohn, are each a vice president of RMR. Other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2025, RMR had nearly 900 full time employees located at its headquarters and regional offices throughout the United States.
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
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED® designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. Government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. Certain properties are not eligible for ENERGY STAR certification. For example, properties less than 50% occupied cannot be ENERGY STAR certified. Our property manager, RMR, is a member of the ENERGY STAR program. As of December 31, 2025, our LEED designations and ENERGY STAR certifications were as follows:
•LEED®: Four of our properties containing approximately 1.3 million rentable square feet (1.0% and 2.2% of our eligible properties and eligible rentable square feet, respectively).
•Building Owners and Managers Association (BOMA) 360: 56 of our properties containing approximately 10.0 million rentable square feet (29.3% and 23.5% of our eligible properties and eligible rentable square feet, respectively).
•ENERGY STAR: Four of our properties containing approximately 562,034 rentable square feet (2.1% and 1.3% of our eligible properties and eligible rentable square feet, respectively).
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
•Diversity and Inclusion. We value a diversity of backgrounds, experience and perspectives. As of February 18, 2026, our Board of Trustees was comprised of seven Trustees, of which five were independent trustees, three, or 42.9%, were female and one, or 14.3%, was a member of a marginalized community. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.

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
Segment Information
As of December 31, 2025, we had one operating segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity, governmental organization or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 18, 2026. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. To the extent that such distributions exceed the basis of a U.S. shareholder’s shares, the U.S. shareholder generally must include such distributions in income as long-term capital gain, or short-term capital gain if the shares have been held for one year or less. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2018 through 2025 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain, as well as on certain amounts attributable to cancellation of indebtedness income, if any. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the federal corporate income tax we paid on our retained net capital gain.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions,” that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors, we will be subject to tax on this income at a 100% rate.
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
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interests in the partnership), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.

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
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
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
•Not more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the value of our total assets may be represented by stock or other securities of our TRSs.

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

Beginning with the calendar taxable year 2018, the IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. For calendar taxable years 2018 through 2021 and beginning with the calendar taxable year 2025, adjusted taxable income was (and is) an amount roughly equivalent to earnings before interest, taxes, depreciation and amortization; adjusted taxable income for calendar taxable years 2022 through 2024 was an amount roughly equivalent to earnings before interest and taxes (i.e., an amount after depreciation and amortization). For taxable years beginning after December 31, 2025, the interest deduction limitation generally is calculated prior to the application of any interest capitalization provisions under the IRC. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income”, but the interest deduction limitations could apply to our subsidiary REITs or, if any, subsidiary partnerships that are not eligible for or otherwise do not make the election for electing real property trades or businesses.
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
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
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order. Additionally, limitations or restrictions on the transfer or assignment of a security that are created or imposed by persons other than the issuer of a security or persons acting for or on behalf of the issuer will ordinarily not prevent the security from being considered freely transferable.
We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, on shares owned by an ERISA Plan or Non-ERISA Plan, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation and that would otherwise result in the failure of our shares to be “freely transferable.”
Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that prevent shares owned by an ERISA Plan or Non-ERISA Plan from being “freely transferable” for purposes of the regulation, our counsel, Sullivan & Worcester LLP, is of the opinion that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, the opinion of our counsel is not binding on either the Department of Labor or a court, and either could take a position different from that expressed by our counsel.
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
•unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions, changes in real estate utilization and other conditions beyond our control, have had and may continue to have a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
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
Risks Related to Our Business
We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2025, our consolidated principal amount of debt was approximately $4.2 billion and our ratio of consolidated net debt to total gross assets (total assets plus accumulated depreciation) was 69.0%.

We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments and risks associated with changing interest rates. There are no limits in our organizational documents on the amount of debt we may incur; however, our current leverage effectively limits us from incurring additional debt at this time. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our cost of capital, limit our ability to incur additional debt in the future and increase our exposure to floating interest rates. Although we have options to extend the maturity date of certain of our debt upon meeting certain conditions, the applicable conditions may not be met or we may incur significant costs complying with such conditions, including in connection with obtaining any required interest rate caps, and we may be required to repay or refinance the outstanding borrowings with new debt on less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, lease obligations, working capital, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements contain financial and/or operating covenants. Certain of these covenants limit our operational flexibility. For example, certain of our debt agreements require lender approval to sell the properties securing the debt, which approval is subject to us meeting certain financial thresholds that are difficult to achieve in light of current market conditions or may require significant payments to lenders, among other things. These requirements therefore restrict our ability to reduce our leverage. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt or issuing new debt. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
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
Our business depends on our tenants satisfying their lease obligations. The financial capacities of our tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, economic downturns or a possible recession and labor market conditions. In addition, emerging technologies and changes in consumer behaviors could reduce the demand for industrial and logistics space. The failure of our tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.

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
We face significant competition.
We face significant competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents or with greater concessions than we offer at our properties. In addition, strong demand for industrial and logistics properties in recent years encouraged new development of these properties; however, such development has slowed. If the development of new industrial and logistics properties exceeds the increase in demand, our existing properties may be unable to successfully compete for tenants with newer developed buildings and our income and the values of our properties may decline. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
We also face significant competition for acquisition opportunities from other investors. We believe that the growth in e-commerce sales will continue to result in strong demand and increase the competition for industrial real estate. Some of our competitors may have greater financial and other resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants and guarantors and the extent of leverage used in their capital structure. Due to competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
Unfavorable market and industry conditions have had and may continue to have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations have been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions, changes in real estate utilization, catastrophic events such as natural disasters, adverse weather and climate conditions and other conditions beyond our control. As economic conditions in the United States may affect the demand for industrial and logistics space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal, tax and trade policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Unfavorable market conditions have in the past negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.

The majority of our properties are industrial and logistics properties leased to single tenants and we have concentrations of properties leased to certain companies, which may subject us to greater risks of loss than if our properties had more industry sector and tenant diversity.
Our properties are substantially all industrial and logistics properties leased to single tenants. This concentration may expose us to the risk of economic downturns in the industrial and logistics sector to a greater extent than if we were invested in other sectors of the commercial real estate industry. Further, as of December 31, 2025, FedEx Corporation and its subsidiaries, or FedEx, and Amazon.com Services, Inc. and its subsidiaries, or Amazon, leased 22.7% and 8.1% of our total leased square feet, respectively, and represented 27.9% and 7.3% of our total annualized rental revenues, respectively. The value of single tenant properties is materially dependent on the performance of our tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants. In addition, the default, financial distress or bankruptcy of a tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is, in the case of a single tenant property, likely to result in the complete reduction in the operating cash flows generated by the property and may decrease the value of that property.
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
We face challenges from uncertainties regarding interest rates, and high interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
Increases in interest rates and sustained high interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates. Our quarterly cash distribution rate on our common shares is currently $0.05 per common share. If market interest rate levels increase, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under certain of our debt require interest to be paid at floating interest rates. High interest rates have significantly increased our borrowing costs with respect to our floating rate debt, including the costs of any required interest rate caps, which adversely affects our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our debts when they become due and our ability to pay distributions to our shareholders. Additionally, we cannot be sure that our current or any future interest rate risk hedges will be effective or that our hedging counterparties will meet their obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We have an outstanding interest rate cap as required pursuant to the terms of certain of our debt, and we may elect or be required to use similar or other derivatives to manage our exposure to interest rate volatility on debt instruments in the future, including hedging for future debt issuances, as well as to increase our exposure to floating interest rates. There can be no assurance that any such hedging arrangements will have the desired beneficial impact, or that we will be able to purchase additional interest rate caps or similar or other derivatives in the future cost effectively or at all. Such arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our shareholders. The REIT provisions of the IRC may limit our ability to utilize advantageous hedging techniques or cause us to implement some hedges through a TRS, which could further reduce our overall returns. In addition, under certain of our debt, failure to purchase an interest rate cap is an event of default, which would permit the lenders under such debt to demand immediate payment of such debt and sell the mortgaged properties securing such debt. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.
We may not succeed in selling properties or other assets we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell certain properties or other assets from time to time to reduce our leverage, fund capital expenditures and future acquisitions or strategically update, rebalance and reposition our investment portfolio. Certain of our debt agreements require lender approval to sell the properties securing the debt; approval is subject to us meeting certain financial thresholds that are difficult to achieve in light of current market conditions or may require significant payments to lenders, among other things. These requirements therefore may restrict our ability to sell properties and reduce our leverage. Our ability to sell properties or other assets, including additional equity interests in our consolidated joint venture, and the prices we may receive for any such sales, may also be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, the availability of financing to potential purchasers on reasonable terms, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain challenges, economic downturns or a possible recession and labor market conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with high interest rates, have resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may be prohibited from selling properties under provisions of our debt agreements or otherwise may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. In addition, we may elect to forego or abandon property sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or possible financing sources, believe appropriate, we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
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
We may seek to develop, redevelop or reposition certain of our properties, which could subject us to certain associated risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, inability to achieve desired returns, as well as the availability and pricing of financing on favorable terms or at all. Although inflation has eased since its peak in 2021 and 2022, inflationary pressures continue, due in part to changing tariffs and trade policies and related uncertainty. The potential for increased tariffs and trade barriers, as well as geopolitical risks, adds uncertainty to the long-term outlook for inflation and interest rates and a reacceleration of inflation could trigger a reversal in recent interest rate decreases. It is uncertain whether inflation will decline, remain relatively steady or increase. Commodity pricing and other inflation, including inflation impacting wages and employee benefits, have increased in the past several years and may further increase. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, decreased demand for industrial and logistics space, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and may negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
A significant number of our properties are located on the island of Oahu, Hawaii, and we are exposed to risks as a result of this geographic concentration.
A significant number of our properties are located on the island of Oahu, Hawaii, which creates geographic concentration risk. Oahu’s remote location on a volcanic island makes our properties there vulnerable to certain risks from natural disasters, such as tsunamis, hurricanes, flooding, volcanic eruptions and earthquakes, as well as possible rising sea levels as a result of climate change, which could cause damage to our properties, affect our Hawaii tenants’ abilities to pay rent to us and cause the values of our properties to decline. Further, the operating results and values of our Hawaii Properties can be impacted by local market conditions, including economic downturns or a possible recession as a result of inflationary conditions or otherwise, as well as possible government action that may limit our ability to increase rents.
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
While our leases generally require our tenants to operate in compliance with applicable laws and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable laws may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. Furthermore, such liabilities or obligations may affect the ability of some tenants to pay their rents to us. As of December 31, 2025, we had reserved approximately $6.8 million for potential environmental liabilities arising at our properties. We may incur substantial liabilities and costs for environmental matters.

We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rising sea levels). We own a significant number of properties in the southeastern United States which has been increasingly impacted by severe weather and rising sea levels in recent years. Severe weather events and climatic conditions could also adversely impact us and the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change and we may not realize desirable returns on those investments.
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

There have been significant changes to U.S. and foreign trade policies, treaties and tariffs, which have led to, and may continue to cause, the disruption of global supply chains, additional or increased tariffs and other import-export barriers, sudden fluctuations in commodity prices and costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create long-term macroeconomic challenges. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could also further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from outside of the United States. In addition, a prolonged U.S. government shutdown may result in supply chain challenges and hinder the growth of the U.S. economy. Our and our tenants’ businesses, results of operations, prospects and financial condition could be negatively impacted as a result of such uncertainty regarding, or increased costs resulting from, U.S. and foreign trade policies, treaties and tariffs and/or a prolonged U.S. government shutdown.

Our quarterly cash distribution rate on our common shares may be reduced or eliminated and the form of payment could change.
We intend to make quarterly cash distributions to our shareholders; however:
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
For these reasons, among others, our distribution rate may decline or we may cease paying distributions to our shareholders.
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

Public companies are required to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC’s continued focus on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures.
Any failure by RMR or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems or to adequately protect personal data, or any failure by RMR, our or other third party vendors to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR incorporates artificial intelligence into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and increased regulatory costs and could adversely affect our results of operations.

RMR uses generative artificial intelligence and/or machine learning technologies, or collectively, AI Technologies, to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI Technologies are evolving, and the introduction and incorporation of AI Technologies may result in unintended consequences or other new or expanded risks and liabilities and RMR may not be able to anticipate, prevent, mitigate or remediate all potential risks and liabilities. If the content, analyses or recommendations that AI Technologies applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI Technologies algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI Technologies are continuously evolving, and RMR may adopt and deploy AI Technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI Technologies. Also, our competitors or other third parties may incorporate AI Technologies into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.

The use of AI Technologies applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI Technologies present emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI Technologies becomes controversial, it may experience brand or reputational harm, competitive harm or legal liability. There is uncertainty in the legal and regulatory landscape for AI Technologies, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI Technologies may be burdensome, could entail significant costs and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI Technologies efficiently and effectively.

Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.

There remains a continued focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. We are, and expect to continue to be, subject to various proposed, new and evolving sustainability laws and requirements adopted by certain states and regulators, including both voluntary and mandatory disclosure requirements that may impact how we conduct business, and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are not aligned with their own policies. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. If we or RMR elect not to or are unable to satisfy the criteria by which companies’ corporate responsibility practices are assessed or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. In addition, there are efforts by some stakeholders and governmental authorities to reduce companies’ efforts regarding ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion, or DEI, sentiment has gained momentum across the United States, with several states and governmental authorities enacting or proposing anti-ESG or anti-DEI policies or legislation and filing suits alleging that ESG or DEI measures or initiatives violate law. Additionally, in January 2025, President Trump signed a number of executive orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If our and RMR’s practices and programs are deemed to be in contradiction of such initiatives, we and RMR could be subject to government investigations or lawsuits that could negatively impact us and RMR and affect our business, financial condition or reputation. Increasingly, different stakeholder groups and government authorities have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders or governmental authorities and adversely impact our reputation and business. If we and RMR fail to comply with ESG and anti-ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG and anti-ESG policies or third party expectations or demands.
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
Yael Duffy, our other Managing Trustee and President and Chief Executive Officer, Tiffany R. Sy, our Chief Financial Officer and Treasurer, and Marc A. Krohn, our Vice President, are also officers and employees of RMR. Ms. Duffy is also a managing trustee and the president and chief executive officer of Office Properties Income Trust, or OPI. Messrs. Portnoy and Krohn and Mses. Duffy and Sy have duties to RMR, and Ms. Duffy has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.

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

Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.
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
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
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
Item 2. Properties
As of December 31, 2025, our portfolio was comprised of 409 properties containing approximately 59,604,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii and 183 properties containing approximately 42,875,000 rentable square feet that were industrial and logistics properties located in 38 other states in the mainland United States, which included 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain JV in which we own a 61% equity interest.

The following table provides certain information about our properties as of December 31, 2025 (dollars in thousands):

		Undepreciated	Depreciated
	Number of	Carrying	Carrying
State	Properties	Value (1)	Value (1)	Encumbrances (2)
Alabama	4	$126,874	$111,628	$80,199
Arizona	1	31,518	26,378	23,910
Arkansas	1	4,385	3,434	5,470
Colorado	7	79,168	66,620	91,970
Connecticut	3	22,744	17,309	14,223
Florida	15	361,947	323,444	287,681
Georgia	7	392,927	354,297	183,898
Hawaii	226	640,665	609,105	857,114
Idaho	1	5,216	3,899	4,830
Illinois	11	132,655	115,266	88,465
Indiana	9	352,332	306,824	215,023
Iowa	4	30,100	18,934	33,039
Kansas	5	137,186	122,304	97,225
Kentucky	4	112,980	99,004	84,015
Louisiana	3	44,430	37,724	31,101
Maryland	2	107,548	85,086	104,370
Michigan	5	166,791	142,603	101,990
Minnesota	3	32,541	26,846	32,836
Mississippi	4	92,844	81,739	51,164
Missouri	7	71,332	60,606	53,861
Nebraska	2	17,959	14,620	17,850
Nevada	2	36,718	28,697	49,230
New Hampshire	1	49,409	41,055	72,550
New Jersey	4	216,047	190,305	127,789
New York	5	80,200	67,923	75,148
North Carolina	5	174,212	156,002	102,946
North Dakota	1	3,923	3,043	3,225
Ohio	20	449,857	382,605	318,675
Oklahoma	6	101,871	91,140	76,722
Pennsylvania	2	41,871	37,655	26,335
South Carolina	10	309,238	259,841	297,180
South Dakota	1	17,402	14,551	16,350
Tennessee	6	184,557	150,829	181,218
Texas	10	294,244	262,277	214,048
Utah	2	22,825	19,677	21,540
Vermont	1	48,563	44,321	40,965
Virginia	6	124,727	99,365	104,689
Washington	1	31,004	28,492	8,609
Wisconsin	2	29,149	26,201	16,583
Total	409	$5,179,959	$4,531,649	$4,214,036
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
As of February 16, 2026, there were 1,509 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2025:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	of Programs	Programs
December 1, 2025 - December 31, 2025	2,790	$5.69	—	$—
Total / weighted average	2,790	$5.69	—	$—
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
Our current cash distribution rate to common shareholders is $0.05 per share per quarter, or $0.20 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO and Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, the then current and expected needs for and availability of cash to pay our obligations and fund our investments, limitations in our debt agreements, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other REITs and our expectation of future capital requirements and operating performance. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2025, our portfolio was comprised of 409 properties containing approximately 59,604,000 rentable square feet located in 39 states with 94.5% occupancy leased to approximately 300 different tenants. As of December 31, 2025, we also owned a 22% equity interest in the unconsolidated joint venture.
We believe consumer expectations, long-term growth of e-commerce and modernization of and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. This continued demand has contributed to favorable market conditions, resulting in positive mark-to-market rents on our lease renewals and new leases. During 2025, there were uncertainties in global and U.S. economic conditions driven by fluctuations in interest rates and inflation, wars and other geopolitical hostilities and tensions, changes in trade policies and tariffs and a U.S. government shutdown, all of which have impacted financial markets and supply chains. While these factors did not have a significant adverse impact on our operations, if continued, they could adversely affect our financial condition primarily through our tenants’ financial stability, including their ability or willingness to renew leases or satisfy lease obligations. Most of our leases require our tenants to be responsible for certain operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing our exposure to increases in operating expenses resulting from inflation or other factors.

Our portfolio as of December 31, 2025 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	88	33 states	21,833	95.7%	34.5%	5.7
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	85.8%	27.8%	12.2
Mainland Properties	Mountain JV	61%	94	27 states	20,978	100.0%	37.4%	5.9
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	98.1%	0.3%	4.1
Total / weighted average			409		59,604	94.5%	100.0%	7.6
(1)Based on annualized rental revenues as of December 31, 2025.
Property Operations
Occupancy and rental rate data for our portfolio as of December 31, 2025 and 2024 were as follows (square feet in thousands):

	All Properties		Comparable Properties
	As of December 31,		as of December 31, (1)
	2025	2024	2025	2024
Total properties	409	411	409	409
Total rentable square feet	59,604	59,890	59,604	59,604
Percent leased (2)	94.5%	94.4%	94.5%	94.6%
Average effective rental rates per square feet (3)	$7.96	$7.71	$7.95	$7.73
(1)Consists of properties that we have owned continuously since January 1, 2024.
(2)Leased square feet is pursuant to existing leases as of December 31, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
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

During the year ended December 31, 2025, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	Year Ended December 31, 2025
	New Leases	Renewals	Totals
Square feet leased during the period	720	6,391	7,111
Weighted average rental rate change (by rentable square feet)	18.8%	23.3%	22.8%
Weighted average lease term by square feet (years)	6.7	8.2	8.1
Total leasing costs and concession commitments (1)	$5,297	$12,876	$18,173
Total leasing costs and concession commitments per square foot (1)	$7.36	$2.01	$2.56
Total leasing costs and concession commitments per square foot per year (1)	$1.09	$0.25	$0.32
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the year ended December 31, 2025, we completed rent resets for approximately 204,000 square feet of land at our Hawaii Properties at rental rates that were 29.1% higher than prior rental rates.
The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of December 31, 2025:

Annualized
Rental Revenues
Scheduled to Reset
2026	$1,322
2027	814
2028	—
2029	8,394
2030	5,900
Thereafter	5,764
Total	$22,194
As of December 31, 2025, our remaining lease expirations by year were as follows (square feet in thousands):

						% of Total	Cumulative
			% of Total	Cumulative %		Annualized	% of Total
		Leased	Leased	of Total	Annualized	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Rental Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2026	28	3,120	5.5%	5.5%	$16,800	3.8%	3.8%
2027	41	5,697	10.1%	15.6%	35,958	8.0%	11.8%
2028	45	5,037	8.9%	24.5%	40,733	9.1%	20.9%
2029	38	6,937	12.3%	36.8%	45,632	10.2%	31.1%
2030	33	5,341	9.5%	46.3%	39,861	8.9%	40.0%
Thereafter	200	30,166	53.7%	100.0%	267,934	60.0%	100.0%
Total	385	56,298	100.0%		$446,918	100.0%

Weighted average remaining lease term (years)		6.9			7.6
(1)Leased square feet is pursuant to existing leases as of December 31, 2025, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of December 31, 2025, FedEx and Amazon leased 22.7% and 8.1% of our total leased square feet, respectively, and represented 27.9% and 7.3% of our total annualized rental revenues, respectively.

As of December 31, 2025, $16,800, or 3.8%, of our annualized rental revenues are included in leases scheduled to expire by December 31, 2026 and 5.5% of our rentable square feet were vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
			$	%			$			$	%
	2025	2024	Change	Change	2025	2024	Change	2025	2024	Change	Change

Rental income	$447,923	$441,484	$6,439	1.5%	$925	$838	$87	$448,848	$442,322	$6,526	1.5%

Operating expenses:
Real estate taxes	61,521	62,418	(897)	(1.4)%	158	145	13	61,679	62,563	(884)	(1.4)%
Other operating expenses	36,721	38,180	(1,459)	(3.8)%	335	367	(32)	37,056	38,547	(1,491)	(3.9)%
Total operating expenses	98,242	100,598	(2,356)	(2.3)%	493	512	(19)	98,735	101,110	(2,375)	(2.3)%

Net operating income (2)	$349,681	$340,886	$8,795	2.6%	$432	$326	$106	350,113	341,212	8,901	2.6%

Other expenses:
Depreciation and amortization								165,227	171,987	(6,760)	(3.9)%
General and administrative								36,961	30,454	6,507	21.4%
Loss on impairment of real estate								6,081	—	6,081	n/m
Total other expenses								208,269	202,441	5,828	2.9%
Interest and other income								6,716	11,427	(4,711)	(41.2)%
Interest expense								(264,559)	(292,536)	27,977	(9.6)%
Loss on sale of real estate								(1,376)	—	(1,376)	n/m
Loss on extinguishment of debt								(5,070)	—	(5,070)	n/m
Loss before income taxes and equity in earnings of unconsolidated joint venture								(122,445)	(142,338)	19,893	(14.0)%
Income tax expense								(104)	(162)	58	(35.8)%
Equity in earnings of unconsolidated joint venture								19,981	5,332	14,649	274.7%
Net loss								(102,568)	(137,168)	34,600	(25.2)%
Net loss attributable to noncontrolling interests								36,381	41,499	(5,118)	(12.3)%
Net loss attributable to common shareholders								$(66,187)	$(95,669)	$29,482	(30.8)%

Weighted average common shares outstanding (basic and diluted)								66,006	65,697	309	0.5%

Net loss per share attributable to common shareholders (basic and diluted)								$(1.00)	$(1.46)	$0.46	(31.5)%
n/m - not meaningful
(1)Consists of properties that we have owned continuously since January 1, 2024.
(2)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading "Non-GAAP Financial Measures".
References to changes in the income and expense categories below relate to the comparison of results for the year ended December 31, 2025 to the year ended December 31, 2024. For a comparison of consolidated results for the year ended December 31, 2024 to the year ended December 31, 2023, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Rental income. Rental income increased primarily due to increases from our net leasing activity and rent resets, partially offset by a decrease in real estate tax reimbursements and vacancies at certain of our properties.

Real estate taxes. Real estate taxes decreased primarily due to reimbursements received from the prior year during 2025 and lowered assessed values as a result of successful tax appeals at certain of our properties, partially offset by higher tax rates at certain of our properties.
Other operating expenses. The decrease in other operating expenses is primarily due to decreases in insurance expenses and professional fees, partially offset by increases in snow removal and electricity expenses at certain of our properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing in 2024, partially offset by increased depreciation related to improvements made to certain of our properties during 2025.
General and administrative. The increase in general and administrative expenses is primarily due to an incentive management fee of $5,679 incurred for 2025, refunds of franchise and transfer taxes during 2024 and an increase in legal fees during 2025.
Loss on impairment of real estate. During 2025, we recognized a loss on impairment of real estate to reduce the carrying value of one held for sale property to its fair value less estimated costs to sell.
Interest and other income. The decrease in interest and other income is primarily due to lower average cash balances and interest rates during 2025 as compared to 2024.
Interest expense. The decrease in interest expense is primarily due to the repayment of our then $1,235,000 loan, or the ILPT Floating Rate Loan, in June 2025 and the discontinuation of hedge accounting for the related interest rate cap. As a result, no further amortization of the related interest rate cap was recognized during 2025. Additionally, amortization of interest rate cap costs of our consolidated joint venture and debt issuance costs decreased during 2025.
Loss on sale of real estate. During 2025, we recognized a net loss on sale of real estate as a result of the sale of two properties in Monaca, PA and Augusta, GA.
Loss on extinguishment of debt. During 2025, we recognized a loss on extinguishment of debt in connection with the repayment of the ILPT Floating Rate Loan.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture. The increase in 2025 was primarily due to an increase in the fair value of the underlying real estate owned by the unconsolidated joint venture.
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

The following table presents the reconciliation of net loss to NOI for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net loss	$(102,568)	$(137,168)
Equity in earnings of unconsolidated joint venture	(19,981)	(5,332)
Income tax expense	104	162
Loss before income taxes and equity in earnings of unconsolidated joint venture	(122,445)	(142,338)
Loss on extinguishment of debt	5,070	—
Loss on sale of real estate	1,376	—
Interest expense	264,559	292,536
Interest and other income	(6,716)	(11,427)
Loss on impairment of real estate	6,081	—
General and administrative	36,961	30,454
Depreciation and amortization	165,227	171,987
NOI	$350,113	$341,212
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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net loss attributable to common shareholders	$(66,187)	$(95,669)
Equity in earnings of unconsolidated joint venture	(19,981)	(5,332)
Loss on impairment of real estate	6,081	—
Loss on sale of real estate	1,376	—
Depreciation and amortization	165,227	171,987
Share of FFO from unconsolidated joint venture	6,314	5,879
FFO adjustments attributable to noncontrolling interests	(40,018)	(41,510)
FFO attributable to common shareholders	52,812	35,355
Incentive management fees	5,679	—
Loss on extinguishment of debt	5,070	—
Normalized FFO attributable to common shareholders	$63,561	$35,355

Weighted average common shares outstanding (basic and diluted)	66,006	65,697

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(1.00)	$(1.46)
FFO attributable to common shareholders	$0.80	$0.54
Normalized FFO attributable to common shareholders	$0.96	$0.54
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of December 31, 2025, investment grade rated tenants, subsidiaries of investment grade rated parent entities or our Hawaii land leases represented 76.3% of our annualized rental revenues and only 3.8% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows included in Part IV, Item 15 of this Annual Report on Form 10-K:

	Year Ended December 31,
	2025	2024
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$242,480	$245,723
Net cash provided by (used in):
Operating activities	60,672	1,963
Investing activities	3,959	16,420
Financing activities	(124,080)	(21,626)
Total	(59,449)	(3,243)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$183,031	$242,480

The increase in net cash from operating activities for the year ended December 31, 2025 compared to 2024 is primarily due to lower interest expense, excluding the impact of settlement of our interest rate caps, and higher cash flows and reimbursements from our properties. The decrease in net cash from investing activities for the year ended December 31, 2025 compared to 2024 is primarily due to a decrease in proceeds from the settlement of interest rate caps and an increase in real estate improvements, partially offset by reduced interest rate cap purchase costs and the sale of two unencumbered vacant properties during 2025. The increase in net cash used in financing activities for the year ended December 31, 2025 compared to 2024 is primarily due to the repayment of the ILPT Floating Rate Loan and increases in debt issuance costs and distributions to common shareholders, partially offset by the net proceeds received from our $1,160,000 mortgage loan.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of December 31, 2025, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $94,812. To maintain our qualification for taxation as a REIT under the IRC, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of any offerings of equity or debt securities to fund our distributions to our shareholders.
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
Disposition Activities
In 2025, we received gross proceeds of $3,900, excluding closing costs, and recognized a net loss on sale of real estate of $1,376 as a result of the sale of two unencumbered vacant properties.
For further information regarding our disposition activities, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Capital Expenditures
As of December 31, 2025, committed, but unspent, tenant related obligations based on existing leases were $7,578, of which $5,933 is expected to be spent during the next 12 months.
For further information regarding our capital expenditures, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our consolidated financial statements. We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $3,960 for each of the years ended December 31, 2025 and 2024.

For further information regarding these joint ventures, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Indebtedness
As of December 31, 2025, we had an aggregate principal amount of $4,214,036 of indebtedness, primarily including: (1) our $1,160,000 mortgage loan; (2) our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan; (3) our $700,000 mortgage loan; and (4) our $650,000 mortgage loan, with maturity dates after giving effect to potential exercises of all extension options between 2027 and 2038.
In June 2025, we obtained a $1,160,000 fixed rate, interest only mortgage loan secured by 101 of our properties. This mortgage loan matures in July 2030 and requires that interest be paid at an annual rate of 6.40%. Subject to the satisfaction of certain conditions, we have the option to prepay our $1,160,000 mortgage loan in full or in part with a premium prior to January 9, 2030 and at par with no premium on or after January 9, 2030. We used the net proceeds from our $1,160,000 mortgage loan and cash on hand to repay in full the ILPT Floating Rate Loan. The ILPT Floating Rate Loan was secured by 104 of our properties, was scheduled to mature in October 2025 and required that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. During year ended December 31, 2025, we recognized a $5,070 loss on extinguishment of debt related to the repayment of the ILPT Floating Rate Loan.
The Mountain Floating Rate Loan is secured by 82 properties, matures in March 2026, subject to one remaining one-year extension option, and requires that interest be paid at an annual rate of SOFR plus a premium of 2.77%. In March 2025, our consolidated joint venture exercised the second of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $15,010 with a SOFR strike rate equal to 3.10%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.04%. Subject to the satisfaction of certain conditions, our consolidated joint venture has the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium. The weighted average interest rates under the Mountain Floating Rate Loan were 5.85% and 5.88% for the years ended December 31, 2025 and 2024, respectively.
The agreements and related documents governing our $1,160,000 mortgage loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of December 31, 2025, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness and historical weighted average interest rates under our floating rate loans, see Notes 5 and 11 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Distributions
During the year ended December 31, 2025, we paid regular quarterly distributions to common shareholders totaling $7,973 using cash on hand.
On January 15, 2026, we declared a regular quarterly distribution to common shareholders of record on January 26, 2026 of $0.05 per share, or approximately $3,333. We expect to pay this distribution on or about February 19, 2026 using cash on hand.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 9 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our other filings with the SEC, including our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2025. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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
As of December 31, 2025, our outstanding floating rate debt consisted of the following:

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
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2025, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Weighted Average	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At December 31, 2025	5.87%	$1,400,000	$83,321	$(1.26)
One percentage point increase (2)	5.87%	$1,400,000	$83,321	$(1.26)
(1)Based on the diluted weighted average common shares outstanding for the year ended December 31, 2025.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rates of the related interest rate cap. However, a one percentage point increase in our weighted average interest rate of the Mountain Floating Rate Loan debt to 6.87% at December 31, 2025 would result in total floating rate interest expense per year of $97,516 and a decrease in annual earnings per share of $1.48.

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
Fixed Rate Debt
At December 31, 2025, our outstanding fixed rate debt consisted of the following:

	Number of		Annual	Annual		Interest
	Properties	Principal	Interest	Interest		Payments
Entity	Secured By	Balance	Rate (1)	Expense	Maturity	Due
ILPT	186	$650,000	4.31%	$28,015	02/07/2029	Monthly
ILPT	101	1,160,000	6.40%	74,240	07/09/2030	Monthly
ILPT	17	700,000	4.42%	30,940	03/09/2032	Monthly
Mountain JV	4	91,000	6.25%	5,688	06/10/2030	Monthly
Mountain JV	1	8,609	3.67%	316	05/01/2031	Monthly
Mountain JV	1	10,302	4.14%	427	07/01/2032	Monthly
Mountain JV	1	23,678	4.02%	952	10/01/2033	Monthly
Mountain JV	1	33,209	4.13%	1,372	11/01/2033	Monthly
Mountain JV	1	20,784	3.10%	644	06/01/2035	Monthly
Mountain JV	1	33,817	2.95%	998	01/01/2036	Monthly
Mountain JV	1	39,031	4.27%	1,667	11/01/2037	Monthly
Mountain JV	1	43,606	3.25%	1,417	01/01/2038	Monthly
Total / weighted average		$2,814,036	5.21%	$146,676
(1)The annual interest rate is the rate stated in the applicable contract.
Our $1,160,000, $650,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $28,076.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite reductions in 2025 by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase. Based on the balances outstanding at December 31, 2025 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $119,594.
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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2025, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2025 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our Trustees and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
The following table is as of December 31, 2025:

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plan (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securityholders - 2018 Plan	None.	None.	2,346,871 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	2,346,871
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
Significant Tenant
FedEx leased 39.4% of our gross real estate assets as of December 31, 2025.
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

3.2	Third Amended and Restated Bylaws of the Company, adopted May 30, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-221708.)

4.2	Description of Securities. (Incorporated by reference to Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

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

10.9
Loan Agreement, dated as of January 29, 2019, among certain of the Company’s subsidiaries, Morgan Stanley Bank, N.A., Citi Real Estate Funding Inc., UBS AG and JPMorgan Chase Bank, National Association. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

10.10
Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of Mountain Industrial REIT LLC, Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

10.11
First Amendment to Loan Agreement and Other Loan Documents, dated as of March 8, 2022, among certain subsidiaries of Mountain Industrial REIT LLC, Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.12
Loan Agreement, dated as of February 25, 2022, among certain subsidiaries of the Company, Citi Real Estate Funding Inc., UBS AG, Bank of America, N.A., Bank of Montreal and Morgan Stanley Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2022.)

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

10.15
Loan Agreement, dated as of June 26, 2025, among certain subsidiaries of the Company, Citi Real Estate Funding Inc., Bank of America, N.A., Morgan Stanley Mortgage Capital Holdings LLC, Bank of Montreal, Royal Bank of Canada and UBS AG New York Branch. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2025.)

19.1	Insider Trading Policies and Procedures. † (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

99.1	Letter Agreement, dated as of January 29, 2019, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.)

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
† This document was previously filed as Exhibit 19.1 to our Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the SEC on February 19, 2025, and is being refiled to correct a scrivener’s error.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Industrial Logistics Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s investments in real estate properties were $4.5 billion, net of accumulated depreciation of $648.3 million as of December 31, 2025. The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

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
February 18, 2026
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Industrial Logistics Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Industrial Logistics Properties Trust (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal controls over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 18, 2026

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Real estate properties:
Land	$1,112,238	$1,113,711
Buildings and improvements	4,067,721	4,066,674
Total real estate properties, gross	5,179,959	5,180,385
Accumulated depreciation	(648,310)	(523,886)
Total real estate properties, net	4,531,649	4,656,499
Investment in unconsolidated joint venture	132,753	116,732
Acquired real estate leases, net	164,186	199,193
Cash and cash equivalents	94,812	131,706
Restricted cash and cash equivalents	88,219	110,774
Rents receivable, including straight line rents of $114,199 and $104,730, respectively	136,669	129,162
Other assets, net	41,656	62,265
Total assets	$5,189,944	$5,406,331

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,193,194	$4,300,537
Accounts payable and other liabilities	74,571	76,753
Assumed real estate lease obligations, net	11,679	14,937
Due to related persons	9,802	4,774
Total liabilities	4,289,246	4,397,001

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,653,129 and 66,144,308 shares issued and outstanding, respectively	667	661
Additional paid in capital	1,018,985	1,017,382
Cumulative net deficit	(152,660)	(86,473)
Cumulative other comprehensive loss	(836)	(1,065)
Cumulative common distributions	(376,459)	(368,486)
Total equity attributable to common shareholders	489,697	562,019
Noncontrolling interests	411,001	447,311
Total equity	900,698	1,009,330
Total liabilities and equity	$5,189,944	$5,406,331
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Rental income	$448,848	$442,322	$437,338

Expenses:
Real estate taxes	61,679	62,563	60,053
Other operating expenses	37,056	38,547	38,192
Depreciation and amortization	165,227	171,987	178,728
General and administrative	36,961	30,454	31,164
Acquisition and other transaction related costs	—	—	287
Loss on impairment of real estate	6,081	—	156
Total expenses	307,004	303,551	308,580

Interest and other income	6,716	11,427	7,911
Interest expense	(264,559)	(292,536)	(288,537)
(Loss) gain on sale of real estate	(1,376)	—	1,710
Loss on extinguishment of debt	(5,070)	—	(359)
Loss before income taxes and equity in earnings of unconsolidated joint venture	(122,445)	(142,338)	(150,517)
Income tax expense	(104)	(162)	(104)
Equity in earnings of unconsolidated joint venture	19,981	5,332	902
Net loss	(102,568)	(137,168)	(149,719)
Net loss attributable to noncontrolling interests	36,381	41,499	41,730
Net loss attributable to common shareholders	(66,187)	(95,669)	(107,989)

Other comprehensive loss:
Unrealized gain (loss) on derivatives	360	(13,925)	(17,999)
Less: unrealized (gain) loss on derivatives attributable to noncontrolling interests	(131)	2,689	6,267
Other comprehensive gain (loss) attributable to common shareholders	229	(11,236)	(11,732)
Comprehensive loss attributable to common shareholders	$(65,958)	$(106,905)	$(119,721)

Weighted average common shares outstanding (basic and diluted)	66,006	65,697	65,430

Net loss per share attributable to common shareholders (basic and diluted)	$(1.00)	$(1.46)	$(1.65)
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Cumulative		Total Equity
	Number of		Additional	Cumulative	Other	Cumulative	Attributable to
	Common	Common	Paid In	Net Income	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	(Deficit)	Income (Loss)	Distributions	Shareholders	Interests	Equity
Balance at December 31, 2022	65,568,145	$656	$1,014,201	$117,185	$21,903	$(363,221)	$790,724	$540,047	$1,330,771
Net loss	—	—	—	(107,989)	—	—	(107,989)	(41,730)	(149,719)
Share grants, repurchases and forfeitures	275,242	2	1,576	—	—	—	1,578	—	1,578
Distributions to common shareholders	—	—	—	—	—	(2,627)	(2,627)	—	(2,627)
Other comprehensive loss	—	—	—	—	(11,732)	—	(11,732)	(6,267)	(17,999)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Balance at December 31, 2023	65,843,387	$658	$1,015,777	$9,196	$10,171	$(365,848)	$669,954	$491,825	$1,161,779
Net loss	—	—	—	(95,669)	—	—	(95,669)	(41,499)	(137,168)
Share grants, repurchases and forfeitures	300,921	3	1,605	—	—	—	1,608	—	1,608
Distributions to common shareholders	—	—	—	—	—	(2,638)	(2,638)	—	(2,638)
Other comprehensive loss	—	—	—	—	(11,236)	—	(11,236)	(2,689)	(13,925)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(326)	(326)
Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019	$447,311	$1,009,330
Net loss	—	—	—	(66,187)	—	—	(66,187)	(36,381)	(102,568)
Share grants, repurchases and forfeitures	508,821	6	1,603	—	—	—	1,609	—	1,609
Distributions to common shareholders	—	—	—	—	—	(7,973)	(7,973)	—	(7,973)
Other comprehensive gain	—	—	—	—	229	—	229	131	360
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Balance at December 31, 2025	66,653,129	$667	$1,018,985	$(152,660)	$(836)	$(376,459)	$489,697	$411,001	$900,698
The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,568)	$(137,168)	$(149,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	127,588	126,525	125,262
Amortization of interest rate caps	30,658	42,883	24,578
Net amortization of debt issuance costs, premiums and discounts	3,183	12,946	26,922
Amortization of acquired real estate leases and assumed real estate lease obligations	31,749	40,731	49,935
Amortization of deferred leasing costs	4,113	3,184	2,440
Straight line rental income	(9,469)	(10,421)	(13,599)
Loss (gain) on sale of real estate	1,376	—	(1,710)
Loss on impairment of real estate	6,081	—	156
Loss on extinguishment of debt	5,070	—	359
Proceeds from settlement of interest rate caps	(33,887)	(65,268)	(56,915)
General and administrative expenses paid in common shares	2,059	1,920	1,741
Distributions of earnings from unconsolidated joint venture	3,960	3,960	3,960
Equity in earnings of unconsolidated joint venture	(19,981)	(5,332)	(902)
Change in assets and liabilities:
Rents receivable	1,962	429	1,440
Other assets	1,211	(11,302)	(9,951)
Accounts payable and other liabilities	2,539	(932)	1,920
Due to related persons	5,028	(192)	142
Net cash provided by operating activities	60,672	1,963	6,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(18,638)	(5,698)	(19,415)
Purchase of interest rate caps	(15,010)	(43,150)	—
Distributions in excess of earnings from unconsolidated joint venture	—	—	5,940
Proceeds from sale of real estate, net	3,720	—	24,300
Proceeds from settlement of interest rate caps	33,887	65,268	56,915
Net cash provided by investing activities	3,959	16,420	67,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	1,160,000	—	91,000
Repayment of ILPT Floating Rate Loan and related costs	(1,240,070)	—	—
Repayment of mortgage notes payable	(18,793)	(18,116)	(55,418)
Payment of debt issuance costs	(16,733)	(234)	(1,423)
Distributions to common shareholders	(7,973)	(2,638)	(2,627)
Repurchase of common shares	(451)	(312)	(163)
Distributions to noncontrolling interests	(60)	(326)	(225)
Net cash (used in) provided by financing activities	(124,080)	(21,626)	31,144

(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(59,449)	(3,243)	104,943
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	242,480	245,723	140,780
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$183,031	$242,480	$245,723

SUPPLEMENTAL DISCLOSURES:
Interest paid	$235,090	$237,120	$237,585
Income taxes (received) paid	$—	$(80)	$85
NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$1,744	$6,465	$1,235

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$94,812	$131,706	$112,341
Restricted cash and cash equivalents	88,219	110,774	133,382
Total cash and cash equivalents and restricted cash	$183,031	$242,480	$245,723
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
As of December 31, 2025, our portfolio was comprised of 409 properties containing approximately 59,604,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 183 properties containing approximately 42,875,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, which included 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain Industrial REIT LLC, or Mountain JV, or our consolidated joint venture, in which we own a 61% equity interest. As of December 31, 2025, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include the accounts of us and our subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Consolidation. We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider whether the entity is a variable interest entity, or VIE, in which we are the primary beneficiary or whether the entity is a voting interest entity in which we have a majority of the voting interests of the entity. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control an entity if the approval of all of the partners/members is contractually required with respect to decisions that most significantly impact the performance of the entity. This may include decisions regarding operating and capital budgets and the placement of new or additional financing secured by the assets of the venture, among others.
Use of Estimates. Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes.
Real Estate Properties. We record properties at cost. Our real estate investments in lands are not depreciated. We calculate depreciation on other real estate investments on a straight line basis over estimated useful lives of up to 40 years. We allocate the purchase prices of our properties to land, buildings and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

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
We amortize lease origination value (included in acquired real estate leases, net in our consolidated balance sheets) over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, totaled $33,526, $42,278 and $51,065 during the years ended December 31, 2025, 2024 and 2023, respectively. We amortize above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net increases in rental income of $1,777, $1,547 and $1,130 during the years ended December 31, 2025, 2024 and 2023, respectively. If a lease is terminated prior to its stated expiration, we fully amortize the unamortized amounts relating to that lease at that time.
As of December 31, 2025 and 2024, our acquired real estate leases, net and assumed real estate lease obligations, net were as follows:

	As of December 31,
	2025	2024
Acquired real estate leases:
Above market lease values	$23,778	$25,553
Less: accumulated amortization	(14,452)	(14,746)
Above market lease values, net	9,326	10,807

Lease origination value	277,501	314,671
Less: accumulated amortization	(122,641)	(126,285)
Lease origination value, net	154,860	188,386
Acquired real estate leases, net	$164,186	$199,193

Assumed real estate lease obligations:
Below market lease values	$29,132	$34,670
Less: accumulated amortization	(17,453)	(19,733)
Assumed real estate lease obligations, net	$11,679	$14,937
As of December 31, 2025, the weighted average amortization periods for above market lease values, lease origination value and below market lease values were 8.9 years, 7.0 years and 6.1 years, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Expected future amortization related to our acquired real estate leases, net and assumed real estate obligations, net, deferred leasing costs, net and debt issuance costs, net as of December 31, 2025 are shown below:

	Acquired
	Real Estate
	Leases and	Deferred	Debt
	Assumed	Leasing	Issuance
	Obligations	Costs	Costs
2026	$28,579	$4,412	$4,607
2027	26,075	4,148	4,582
2028	22,120	3,807	4,582
2029	18,854	3,327	4,098
2030	15,638	2,699	2,264
Thereafter	41,241	10,117	709
Total	$152,507	$28,510	$20,842
Deferred Leasing Costs. Deferred leasing costs include capitalized brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, each on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). As of December 31, 2025 and 2024, we had deferred leasing costs, net of accumulated amortization, of $28,510 and $23,691, respectively. Deferred leasing costs, net are included in other assets, net in our consolidated balance sheets.
Debt Issuance Costs. Debt issuance costs include capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2025 and 2024, we had debt issuance costs, net of accumulated amortization, of $20,842 and $7,292, respectively, for certain of our mortgage notes payable.
Impairments. We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress leasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, cash flow or liquidity concerns, legislative, market or industry changes that could permanently reduce the value of a property, or our decision to dispose of an asset before the end of its estimated useful life. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the carrying value exceeds the projected undiscounted cash flows, we determine the amount of any impairment loss by comparing the historical carrying value to the estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.
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
Environmental Obligations. Certain of our industrial lands in Hawaii may require environmental remediation, especially if the use of those lands is changed; however, we do not have any present plans to change the use of those lands or to undertake this environmental cleanup. As of December 31, 2025 and 2024, accrued environmental remediation costs of $6,775 were included in accounts payable and other liabilities in our consolidated balance sheets. These accrued environmental remediation costs relate to maintenance of our properties for current uses, and, because of the indeterminable timing of the remediation, these amounts have not been discounted to present value. In general, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood, although some of our tenants may maintain such insurance that may benefit us. Although we do not believe that there are environmental conditions at any of our properties that will have a material adverse effect on us, we cannot be sure that such conditions are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Charges for environmental remediation costs, if any, are included in other operating expenses in our consolidated statements of comprehensive income (loss).
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents consist of cash held for the operations of our consolidated joint venture and amounts escrowed as required by the agreements governing certain of our mortgage debt.
Derivative Instruments and Hedging Activities. We account for our derivative instrument at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is not designated as a hedge or that does not meet the hedge accounting criteria is recorded as a gain or loss to operations.
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
Right of Use Assets and Lease Liabilities. We are the lessee for three of our properties subject to ground leases and one office lease. For leases with a term greater than 12 months under which we are the lessee, we are required to record a right of use asset and lease liability. The values of our right of use assets and related lease liabilities were $3,726 and $3,821, respectively, as of December 31, 2025, and $4,193 and $4,288, respectively, as of December 31, 2024. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
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
Noncontrolling Interests. Noncontrolling interests represents the share of our consolidated joint venture and/or tenancy in common owned by a third party. We allocate net income (loss) to noncontrolling interests based on our respective ownership interest during the period.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is required to be applied prospectively, and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. Our early adoption of ASU 2025-03 on June 30, 2025 did not have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies and enhances guidance on hedge accounting, addressing issues arising from the global reference rate reform initiative. ASU 2025-09 is required to be applied prospectively, and is effective for the first annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Our early adoption of ASU 2025-09 on December 31, 2025 did not have a material impact on our consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 3. Real Estate Investments
Capital Expenditures
During the years ended December 31, 2025 and 2024, amounts capitalized at certain of our properties for tenant improvements, leasing costs and building improvements were as follows:

	Year Ended December 31,
	2025	2024
Tenant improvements (1)	$4,860	$1,935
Leasing costs (1)	9,010	6,271
Building improvements (2)	9,057	8,993
Total capital expenditures	$22,927	$17,199
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
Disposition Activities
The table below provides information about dispositions, including the sale prices (excluding closing costs), during the years ended December 31, 2025, 2024 and 2023:

					Gain (Loss) on
		Number of	Rentable		Sale of
Date of Sale	Location	Properties	Square Feet	Sales Price	Real Estate
Dispositions during the year ended December 31, 2025:
November 2025	Augusta, GA	1	30,184	$1,650	$229
December 2025	Monaca, PA	1	255,658	2,250	(1,605)
Total		2	285,842	$3,900	$(1,376)

Dispositions during the year ended December 31, 2024:
We did not dispose of any properties during the year ended December 31, 2024.

Dispositions during the year ended December 31, 2023:
March 2023	Everett, WA	N/A	246,114	$270	$(974)
December 2023	Mesquite, TX	1	211,112	20,890	118
December 2023	Asheville, NC	1	32,599	4,300	2,566
Total		2	489,825	$25,460	$1,710
During the year ended December 31, 2025, one property previously classified as held for sale no longer met the requirements to be held for sale and was reclassified as held and used.
During the years ended December 31, 2025 and 2024, net loss attributable to noncontrolling interests in our consolidated financial statements was as follows:

	Year Ended December 31,
	2025	2024	2023
Consolidated joint venture	$36,430	$41,558	$41,798
Tenancy in common	(49)	(59)	(68)
Total net loss attributable to noncontrolling interests	$36,381	$41,499	$41,730

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our consolidated financial statements.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common made cash distributions to the unrelated third party investor of $60 and $326 for the years ended December 31, 2025 and 2024, respectively.
Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings of unconsolidated joint venture in our consolidated financial statements.
Note 4. Leases

We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $79,347, $80,720 and $76,572 for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the future contractual lease payments due from our tenants as of December 31, 2025:

Contractual
Lease Payments
2026	$361,260
2027	346,590
2028	325,631
2029	290,537
2030	250,889
Thereafter	1,418,509
Total	$2,993,416
Geographic Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Our Hawaii Properties represented 27.8% and 28.0% of our annualized rental revenues as of December 31, 2025 and 2024, respectively.
Tenant Concentration
FedEx Corporation and its subsidiaries, or FedEx, and Amazon.com Services, Inc. and its subsidiaries, or Amazon, represented 27.9% and 7.3% of our annualized rental revenues as of December 31, 2025, respectively, and 29.1% and 6.8% as of December 31, 2024, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness

Our outstanding indebtedness as of December 31, 2025 and December 31, 2024 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of December 31, 2025
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$489,987
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	976,178
ILPT	17	700,000	4.42%	Fixed	03/09/2032	481,374
Mountain JV	82	1,400,000	5.87%	Floating	03/09/2026	1,749,546
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	173,992
Mountain JV	1	8,609	3.67%	Fixed	05/01/2031	28,492
Mountain JV	1	10,302	4.14%	Fixed	07/01/2032	40,975
Mountain JV	1	23,678	4.02%	Fixed	10/01/2033	80,094
Mountain JV	1	33,209	4.13%	Fixed	11/01/2033	126,170
Mountain JV	1	20,784	3.10%	Fixed	06/01/2035	43,871
Mountain JV	1	33,817	2.95%	Fixed	01/01/2036	93,533
Mountain JV	1	39,031	4.27%	Fixed	11/01/2037	104,474
Mountain JV	1	43,606	3.25%	Fixed	01/01/2038	107,217
Total / weighted average		4,214,036	5.43%			$4,495,903
Unamortized debt issuance costs		(20,842)
Total indebtedness, net		$4,193,194

As of December 31, 2024
ILPT	104	$1,235,000	6.71%	Floating	10/09/2025	$1,017,228
ILPT	186	650,000	4.31%	Fixed	02/07/2029	490,454
ILPT	17	700,000	4.42%	Fixed	03/09/2032	491,143
Mountain JV	82	1,400,000	5.81%	Floating	03/09/2025	1,802,396
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	178,465
Mountain JV	1	10,020	3.67%	Fixed	05/01/2031	28,363
Mountain JV	1	11,636	4.14%	Fixed	07/01/2032	42,242
Mountain JV	1	26,200	4.02%	Fixed	10/01/2033	82,443
Mountain JV	1	36,684	4.13%	Fixed	11/01/2033	127,960
Mountain JV	1	22,637	3.10%	Fixed	06/01/2035	45,070
Mountain JV	1	36,655	2.95%	Fixed	01/01/2036	96,321
Mountain JV	1	41,491	4.27%	Fixed	11/01/2037	107,606
Mountain JV	1	46,506	3.25%	Fixed	01/01/2038	110,346
Total / weighted average		4,307,829	5.51%			$4,620,037
Unamortized debt issuance costs		(7,292)
Total indebtedness, net		$4,300,537
(1)Interest rates reflect the impact of interest rate caps, if any.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In June 2025, we obtained a $1,160,000 fixed rate, interest only mortgage loan secured by 101 of our properties. This mortgage loan matures in July 2030 and requires that interest be paid at an annual rate of 6.40%. Subject to the satisfaction of certain conditions, we have the option to prepay our $1,160,000 mortgage loan in full or in part with a premium prior to January 9, 2030 and at par with no premium on or after January 9, 2030. We used the net proceeds from our $1,160,000 mortgage loan and cash on hand to repay in full our then $1,235,000 loan, or the ILPT Floating Rate Loan. The ILPT Floating Rate Loan was secured by 104 of our properties, was scheduled to mature in October 2025 and required that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 3.93%. During year ended December 31, 2025, we recognized a $5,070 loss on extinguishment of debt related to the repayment of the ILPT Floating Rate Loan.
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
The weighted average interest rates under our floating rate loans for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
ILPT Floating Rate Loan (1)	6.71%	6.26%
Mountain Floating Rate Loan (2)	5.85%	5.88%
(1)In June 2025, we repaid in full the ILPT Floating Rate Loan using proceeds from our $1,160,000 mortgage loan and cash on hand. Reflects the impact of interest rate caps, which prior to the repayment, had a SOFR strike rate equal to 2.78% which replaced the previous strike rate equal to 2.25% in October 2024.
(2)Reflects the impact of interest rate caps, with a current SOFR strike rate equal to 3.10%, which replaced the previous strike rate equal to 3.04% in March 2025.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. As of December 31, 2025, we believe that we were in compliance with all of the covenants and other terms under the agreements governing our debt obligations. See Note 11 for further information regarding our current and former interest rate caps.
The required principal payments due during the next five years and thereafter, excluding extension options, under all our outstanding debt as of December 31, 2025 are as follows:

Principal
Payment
2026	$1,419,499
2027	20,224
2028	20,989
2029	671,778
2030	1,273,597
Thereafter	807,949
Total	$4,214,036
Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage notes payable, accounts payable and interest rate caps. We remeasure our interest rate caps at fair value on a quarterly basis. As of December 31, 2025 and 2024, the fair value of our other financial instruments approximated their carrying values in our consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our fixed rate mortgage notes payable had an aggregate carrying value of $2,793,219 and $1,665,649 as of December 31, 2025 and 2024, respectively, and a fair value of $2,784,286 and $1,535,640 as of December 31, 2025 and 2024, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs, including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring and nonrecurring basis at fair value as of December 31, 2025 and 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025
Recurring:
Investment in unconsolidated joint venture	$132,753	$—	$—	$132,753
Interest rate cap	$1,629	$—	$1,629	$—

As of December 31, 2024
Recurring:
Investment in unconsolidated joint venture	$116,732	$—	$—	$116,732
Interest rate caps	$16,916	$—	$16,916	$—

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
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of December 31, 2025
Investment in unconsolidated joint venture	Discounted cash flow	6.50% - 8.00%	5.75% - 6.25%	10 - 11 years

As of December 31, 2024
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.25%	5.25% - 6.50%	10 - 12 years

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Year Ended December 31,
	2025	2024
Beginning balance	$116,732	$115,360
Equity in earnings of unconsolidated joint venture	19,981	5,332
Distributions from unconsolidated joint venture	(3,960)	(3,960)
Ending balance	$132,753	$116,732
Note 7. Shareholders’ Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2018 Equity Compensation Plan, or the 2018 Plan. During the years ended December 31, 2025, 2024 and 2023, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, annual share awards of 386,988, 204,915 and 188,350 of our common shares, respectively, valued at $2,380, $992 and $684, in aggregate, respectively. During the years ended December 31, 2025, 2024 and 2023, we awarded each of our then seven Trustees 28,875, 23,316 and 20,000 of our common shares with an aggregate value of $665, $630 and $249, respectively, as part of their annual compensation in accordance with our trustee compensation arrangements. The values or numbers, as applicable, of the share awards were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, vested and forfeited under the terms of the 2018 Plan for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Unvested at beginning of year	310,177	$5.74	288,310	$8.50	260,800	$15.07
Granted	589,113	$5.17	368,127	$4.40	328,350	$2.84
Vested	(417,128)	$5.07	(346,260)	$6.61	(296,890)	$8.02
Forfeited	(4,051)	$5.57	—	$—	(3,950)	$11.40
Unvested at end of year	478,111	$5.63	310,177	$5.74	288,310	$8.50
As of December 31, 2025, the estimated future compensation expense for the unvested shares was approximately $2,426. The weighted average period over which the compensation expense will be recorded is approximately 24 months.
During the years ended December 31, 2025, 2024 and 2023, we recorded $2,059, $1,920 and $1,741, respectively, of compensation expense related to the 2018 Plan.
As of December 31, 2025, 2,346,871 common shares remain available for issuance under the 2018 Plan.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Common Share Purchases
During the years ended December 31, 2025, 2024 and 2023, we purchased an aggregate of 76,241, 67,206 and 49,158, respectively, of our common shares valued at weighted average prices of $5.93, $4.65 and $3.29 per common share, respectively, from certain of our Trustees, our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the years ended December 31, 2025, 2024 and 2023, we paid distributions on our common shares as follows:

	Annual Per		Characterization of Distribution
	Share	Total	Return of	Ordinary	Capital
Year	Distribution	Distribution	Capital	Income	Gain
2025	$0.12	$7,973	100.0%	—%	—%
2024	$0.04	$2,638	100.0%	—%	—%
2023	$0.04	$2,627	100.0%	—%	—%
On January 15, 2026, we declared a regular quarterly distribution to common shareholders of record on January 26, 2026 of $0.05 per share, or approximately $3,333. We expect to pay this distribution on or about February 19, 2026 using cash on hand.
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

	Year Ended December 31,
	2025	2024	2023
Numerators:
Net loss attributable to common shareholders	$(66,187)	$(95,669)	$(107,989)
Loss attributable to participating unvested share awards	(44)	(11)	(10)
Net loss attributable to common shareholders used in calculating earnings per share	$(66,231)	$(95,680)	$(107,999)

Denominators:
Weighted average common shares outstanding (basic and diluted)	66,006	65,697	65,430

Net loss attributable to common shareholders per common share (basic and diluted)	$(1.00)	$(1.46)	$(1.65)
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
We incurred a $5,679 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025. We paid this incentive management fee to RMR in January 2026. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2024 and 2023.
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
•Term. Our management agreements with RMR have terms that end on December 31, 2045, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
For the years ended December 31, 2025, 2024 and 2023, the business management fees, incentive management fees, property management fees, construction supervision fees and expense reimbursements recognized in our consolidated financial statements were as follows:

	Financial Statement	Year Ended December 31,
	Line Item	2025	2024	2023
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$23,319	$23,439	$23,154
Incentive management fees (1)	General and administrative expenses	5,679	—	—
Total		$28,998	$23,439	$23,154

Pursuant to property management agreement:
Property management fees	Other operating expenses	$13,082	$12,885	$12,800
Construction supervision fees	Buildings and improvements (2)	436	459	649
Total		$13,518	$13,344	$13,449

Expense reimbursement:
Other expenses	General and administrative expenses	$200	$304	$288
Property level expenses	Other operating expenses	6,237	6,450	8,090
Total		$6,437	$6,754	$8,378
(1)In January 2026, we paid RMR the incentive management fee incurred for the year ended December 31, 2025.
(2)Amounts capitalized as building improvements are depreciated over the estimated useful lives of the related assets.

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

Management Agreements Between Our Joint Ventures and RMR. We have two separate joint venture arrangements. One of these joint ventures, our consolidated joint venture, is with one, third party institutional investor. The other joint venture, the unconsolidated joint venture, is with two, third party institutional investors. See Note 3 for further information about our joint ventures.
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
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee until December 31, 2025, is a managing director and an executive vice president and the chief operating officer of RMR Inc. and an officer and employee of RMR. Yael Duffy, our other Managing Trustee since January 1, 2026, and our President and Chief Executive Officer, is also an executive vice president of RMR Inc. and a managing trustee and president and chief executive officer of Office Properties Income Trust, one of the other public companies managed by RMR. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Ms. Duffy, serve as managing trustees or officers of certain of these public companies.
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
Our interest rate cap agreement for the Mountain Floating Rate Loan is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding our current and former interest rate caps.
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
On June 26, 2025, we obtained a $1,160,000 mortgage loan and used the net proceeds from such loan and cash on hand to repay in full the ILPT Floating Rate Loan. As of June 26, 2025, we discontinued hedge accounting for the derivative associated with this underlying instrument, which was previously designated as a cash flow hedge of variable interest payments on our ILPT Floating Rate Loan. Upon discontinuation of hedge accounting, all subsequent changes in the fair value and proceeds from settlements of the interest rate cap are recognized in interest and other income in our consolidated statements of comprehensive income (loss).
The following table summarizes the terms of our outstanding interest rate cap agreements as of December 31, 2025 and 2024:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	December 31, 2025	December 31, 2024
Other assets, net	ILPT Floating Rate Loan	10/15/2025	2.78%	$1,235,000	$—	$13,302
Other assets, net	Mountain Floating Rate Loan	03/15/2025	3.04%	$1,400,000	—	3,614
Other assets, net	Mountain Floating Rate Loan	03/15/2026	3.10%	$1,400,000	1,629	—
					$1,629	$16,916
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the periods shown:

	Year Ended December 31,
	2025	2024	2023
Amount of gain recognized on derivative in other comprehensive loss	$970	$7,623	$15,640
Amount of gain reclassified from cumulative other comprehensive loss into interest expense	$610	$21,548	$33,639
Total amount of interest expense presented in the consolidated statements of comprehensive income (loss)	$(264,559)	$(292,536)	$(288,537)

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 12. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: ownership and leasing of properties that include industrial and logistics buildings and leased industrial lands. The chief operating decision maker, or CODM, is our President and Chief Executive Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income (loss) as shown in our consolidated statements of comprehensive income (loss). The CODM is also regularly provided with information on expenses related to our management agreements with RMR, which are detailed in Note 9. The accounting policies of our reportable segment are the same as those described in Note 2. The measure of segment assets is reported as total assets in our consolidated balance sheets.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(dollars in thousands)

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
510 Production Avenue	Madison	AL	(A)	$1,200	$9,967	$—	$(2,118)	$973	$8,076	$9,049	$(953)	2/25/2022	2004
6735 Trippel Road	Mobile	AL	(B)	1,500	44,354	—	—	1,500	44,354	45,854	(4,879)	2/25/2022	2017
11224 Will Walker Road	Vance	AL	(A)	3,901	40,857	550	—	3,901	41,407	45,308	(6,833)	2/25/2022	2021
3200 Rodeo Court	Bessemer	AL	(C)	3,201	23,462	—	—	3,201	23,462	26,663	(2,581)	2/25/2022	2021
4501 Industrial Drive	Fort Smith	AR	(A)	900	3,485	—	—	900	3,485	4,385	(951)	1/29/2015	2013
9860 West Buckeye Road	Tolleson	AZ	(A)	4,801	26,716	1	—	4,801	26,717	31,518	(5,140)	2/25/2022	2002
3870 Ronald Reagan Boulevard	Johnstown	CO	(A)	2,780	9,722	—	—	2,780	9,722	12,502	(2,180)	4/9/2019	2007
125 North Troy Hill Road	Colorado Springs	CO	(A)	5,402	32,981	—	(10,790)	3,883	23,710	27,593	(2,394)	2/25/2022	2016
14257 E. Easter Avenue	Centennial	CO	(A)	1,801	10,563	—	(2,607)	1,421	8,336	9,757	(1,183)	2/25/2022	2003
955 Aeroplaza Drive	Colorado Springs	CO	(A)	800	7,412	389	—	800	7,801	8,601	(2,115)	1/29/2015	2012
13400 East 39th Avenue and 3800 Wheeling Street	Denver	CO	(A)	3,100	12,955	283	—	3,100	13,238	16,338	(3,536)	1/29/2015	1973
150 Greenhorn Drive	Pueblo	CO	(A)	200	4,177	—	—	200	4,177	4,377	(1,140)	1/29/2015	2013
2 Tower Drive	Wallingford	CT	(A)	1,471	2,165	1,178	—	1,471	3,343	4,814	(1,582)	10/24/2006	1978
50 Hollow Tree Lane	Newington	CT	(C)	600	4,793	56	—	600	4,849	5,449	(629)	2/25/2022	2000
235 Great Pond Road	Windsor	CT	(A)	2,400	9,469	612	—	2,400	10,081	12,481	(3,224)	7/20/2012	2004
2100 NW 82nd Avenue	Miami	FL	(A)	144	1,297	454	—	144	1,751	1,895	(1,082)	3/19/1998	1987
10450 Doral Boulevard	Doral	FL	(A)	15,225	28,102	—	—	15,225	28,102	43,327	(7,028)	6/27/2018	1996
13509 Waterworks Street	Jacksonville	FL	(A)	3,701	37,720	—	(9,346)	2,876	29,199	32,075	(2,948)	2/25/2022	2014
27200 SW 127th Avenue	Homestead	FL	(A)	24,808	22,762	132	(8,376)	20,440	18,886	39,326	(1,914)	2/25/2022	2017
3155 Grissom Parkway	Cocoa	FL	(A)	3,101	20,542	18	(4,620)	2,495	16,546	19,041	(1,954)	2/25/2022	2006
950 Bennett Road	Orlando	FL	(A)	2,701	12,334	215	(737)	2,568	11,945	14,513	(1,453)	2/25/2022	1997
3736 Salisbury Road	Jacksonville	FL	(A)	1,600	12,071	183	(2,998)	1,250	9,606	10,856	(1,732)	2/25/2022	1998
1341 N. Clyde Morris Boulevard	Daytona Beach	FL	(A)	3,001	38,858	990	(1,762)	2,875	38,212	41,087	(3,892)	2/25/2022	2017
5000 North Ridge Trail	Davenport	FL	(C)	4,001	52,290	—	—	4,001	52,290	56,291	(5,752)	2/25/2022	2016
14001 Jetport Loop	Fort Myers	FL	(C)	5,902	25,616	—	—	5,902	25,616	31,518	(2,818)	2/25/2022	2016
8411 Florida Mining Boulevard	Tampa	FL	(C)	7,602	29,985	19	—	7,602	30,004	37,606	(3,855)	2/25/2022	2003
5101 West Waters Avenue	Tampa	FL	(C)	3,101	12,134	157	—	3,101	12,291	15,392	(1,916)	2/25/2022	1997
3404 Cragmont Drive	Tampa	FL	(C)	1,600	6,557	916	—	1,600	7,473	9,073	(1,057)	2/25/2022	1989
7569 Golf Course Boulevard	Punta Gorda	FL	(C)	—	6,042	—	—	—	6,042	6,042	(665)	2/25/2022	2007
1900 Interstate Boulevard	Lakeland	FL	(C)	500	3,405	—	—	500	3,405	3,905	(437)	2/25/2022	1993
2902 Gun Club Road	Augusta	GA	(A)	1,200	9,861	42	(6,995)	441	3,667	4,108	(375)	2/25/2022	2004
590 Northport Parkway	Savannah	GA	(C)	16,905	66,945	244	—	16,905	67,189	84,094	(7,393)	2/25/2022	2017
3150 Highway 42	Locust Grove	GA	(B)	9,803	109,420	41	—	9,803	109,461	119,264	(12,048)	2/25/2022	2020
650 Braselton Parkway	Braselton	GA	(B)	6,902	82,238	—	—	6,902	82,238	89,140	(9,046)	2/25/2022	2018
700 Hudson Road	Griffin	GA	(C)	900	20,442	339	—	900	20,781	21,681	(3,225)	2/25/2022	2002

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
505 Morgan Lakes Industrial Blvd.	Savannah	GA	(C)	8,203	31,714	125	—	8,203	31,839	40,042	(3,497)	2/25/2022	2018
2002 International Boulevard	Augusta	GA	(D)	3,818	30,780	—	—	3,818	30,780	34,598	(3,046)	7/14/2022	2022
2815 Kaihikapu Street	Honolulu	HI	(E)	1,818	—	6	—	1,818	6	1,824	(3)	12/5/2003	—
609 Ahua Street	Honolulu	HI	(E)	616	—	—	—	616	—	616	—	12/5/2003	—
2849 Kaihikapu Street	Honolulu	HI	(E)	860	—	—	—	860	—	860	—	12/5/2003	—
709 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2839 Kilihau Street	Honolulu	HI	(E)	627	—	—	—	627	—	627	—	12/5/2003	—
2906 Kaihikapu Street	Honolulu	HI	(E)	1,814	2	—	—	1,814	2	1,816	(1)	12/5/2003	—
733 Mapunapuna Street	Honolulu	HI	(E)	3,403	—	—	—	3,403	—	3,403	—	12/5/2003	—
2864 Awaawaloa Street	Honolulu	HI	(E)	1,836	—	—	—	1,836	—	1,836	—	12/5/2003	—
2850 Awaawaloa Street	Honolulu	HI	(E)	287	172	—	—	287	172	459	(95)	12/5/2003	—
2806 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2838 Kilihau Street	Honolulu	HI	(E)	4,262	—	—	—	4,262	—	4,262	—	12/5/2003	—
852 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
812 Mapunapuna Street	Honolulu	HI	(E)	1,960	25	628	—	2,613	—	2,613	—	12/5/2003	—
2969 Mapunapuna Street	Honolulu	HI	(E)	4,038	15	—	—	4,038	15	4,053	(12)	12/5/2003	—
855 Ahua Street	Honolulu	HI	(E)	1,834	—	—	—	1,834	—	1,834	—	12/5/2003	—
2855 Kaihikapu Street	Honolulu	HI	(E)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
865 Ahua Street	Honolulu	HI	(E)	1,846	—	210	—	1,846	210	2,056	(21)	12/5/2003	—
719 Ahua Street	Honolulu	HI	(E)	1,960	—	—	—	1,960	—	1,960	—	12/5/2003	—
759 Puuloa Road	Honolulu	HI	(E)	1,766	3	—	(3)	1,766	—	1,766	—	12/5/2003	—
770 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2915 Kaihikapu Street	Honolulu	HI	(E)	2,579	—	—	—	2,579	—	2,579	—	12/5/2003	—
704 Mapunapuna Street	Honolulu	HI	(E)	2,390	685	—	—	2,390	685	3,075	(378)	12/5/2003	—
822 Mapunapuna Street	Honolulu	HI	(E)	1,795	15	—	(15)	1,795	—	1,795	—	12/5/2003	—
842 Mapunapuna Street	Honolulu	HI	(E)	1,795	14	—	(14)	1,795	—	1,795	—	12/5/2003	—
2839 Mokumoa Street	Honolulu	HI	(E)	1,942	—	53	—	1,942	53	1,995	(5)	12/5/2003	—
2861 Mokumoa Street	Honolulu	HI	(E)	3,867	—	53	—	3,867	53	3,920	(5)	12/5/2003	—
619 Mapunapuna Street	Honolulu	HI	(E)	1,401	2	12	—	1,401	14	1,415	(5)	12/5/2003	—
2847 Awaawaloa Street	Honolulu	HI	(E)	582	303	179	—	582	482	1,064	(238)	12/5/2003	—
2928 Kaihikapu Street - A	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2928 Kaihikapu Street - B	Honolulu	HI	(E)	1,948	—	—	—	1,948	—	1,948	—	12/5/2003	—
850 Ahua Street	Honolulu	HI	(E)	2,682	2	—	(2)	2,682	—	2,682	—	12/5/2003	—
659 Ahua Street	Honolulu	HI	(E)	860	20	—	(20)	860	—	860	—	12/5/2003	—
2831 Awaawaloa Street	Honolulu	HI	(E)	860	—	27	—	860	27	887	—	12/5/2003	—
2760 Kam Highway	Honolulu	HI	(E)	703	—	191	—	703	191	894	(86)	12/5/2003	—
2965 Mokumoa Street	Honolulu	HI	(E)	2,140	—	—	—	2,140	—	2,140	—	12/5/2003	—
2814 Kilihau Street	Honolulu	HI	(E)	1,925	—	—	—	1,925	—	1,925	—	12/5/2003	—
2804 Kilihau Street	Honolulu	HI	(E)	1,775	2	—	(2)	1,775	—	1,775	—	12/5/2003	—
2833 Kilihau Street	Honolulu	HI	(E)	601	—	—	—	601	—	601	—	12/5/2003	—
692 Mapunapuna Street	Honolulu	HI	(E)	1,796	2	—	(2)	1,796	—	1,796	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
669 Ahua Street	Honolulu	HI	(E)	1,801	14	225	—	1,801	239	2,040	(44)	12/5/2003	—
761 Ahua Street	Honolulu	HI	(E)	3,757	2	338	—	3,757	340	4,097	(139)	12/5/2003	—
702 Ahua Street	Honolulu	HI	(E)	1,784	3	—	(3)	1,784	—	1,784	—	12/5/2003	—
645 Ahua Street	Honolulu	HI	(E)	882	—	263	—	882	263	1,145	(24)	12/5/2003	—
675 Mapunapuna Street	Honolulu	HI	(E)	1,081	—	—	—	1,081	—	1,081	—	12/5/2003	—
2858 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2857 Awaawaloa Street	Honolulu	HI	(E)	983	—	—	—	983	—	983	—	12/5/2003	—
2812 Awaawaloa Street	Honolulu	HI	(E)	1,801	3	—	(3)	1,801	—	1,801	—	12/5/2003	—
2809 Kaihikapu Street	Honolulu	HI	(E)	1,837	—	—	—	1,837	—	1,837	—	12/5/2003	—
803 Ahua Street	Honolulu	HI	(E)	3,804	—	—	—	3,804	—	3,804	—	12/5/2003	—
2889 Mokumoa Street	Honolulu	HI	(E)	1,783	5	—	(5)	1,783	—	1,783	—	12/5/2003	—
819 Ahua Street	Honolulu	HI	(E)	4,821	583	30	—	4,821	613	5,434	(337)	12/5/2003	—
830 Mapunapuna Street	Honolulu	HI	(E)	1,801	25	—	(25)	1,801	—	1,801	—	12/5/2003	—
2831 Kaihikapu Street	Honolulu	HI	(E)	1,272	529	55	—	1,272	584	1,856	(321)	12/5/2003	—
2846-A Awaawaloa Street	Honolulu	HI	(E)	2,181	954	—	—	2,181	954	3,135	(526)	12/5/2003	—
2816 Awaawaloa Street	Honolulu	HI	(E)	1,009	27	—	—	1,009	27	1,036	(15)	12/5/2003	—
673 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
697 Ahua Street	Honolulu	HI	(E)	994	811	—	(4)	994	807	1,801	(445)	12/5/2003	—
808 Ahua Street	Honolulu	HI	(E)	3,279	—	—	—	3,279	—	3,279	—	12/5/2003	—
659 Puuloa Road	Honolulu	HI	(E)	1,807	—	—	—	1,807	—	1,807	—	12/5/2003	—
666 Mapunapuna Street	Honolulu	HI	(E)	860	2	—	(2)	860	—	860	—	12/5/2003	—
679 Puuloa Road	Honolulu	HI	(E)	1,807	3	—	(3)	1,807	—	1,807	—	12/5/2003	—
673 Mapunapuna Street	Honolulu	HI	(E)	1,801	20	—	(20)	1,801	—	1,801	—	12/5/2003	—
2827 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2826 Kaihikapu Street	Honolulu	HI	(E)	3,921	—	—	—	3,921	—	3,921	—	12/5/2003	—
685 Ahua Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2844 Kaihikapu Street	Honolulu	HI	(E)	1,960	14	196	—	1,960	210	2,170	(32)	12/5/2003	—
789 Mapunapuna Street	Honolulu	HI	(E)	2,608	3	—	(3)	2,608	—	2,608	—	12/5/2003	—
2808 Kam Highway	Honolulu	HI	(E)	310	—	—	—	310	—	310	—	12/5/2003	—
2815 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2821 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2829 Kilihau Street	Honolulu	HI	(E)	287	—	—	—	287	—	287	—	12/5/2003	—
2819 Mokumoa Street - A	Honolulu	HI	(E)	1,821	—	158	—	1,821	158	1,979	(10)	12/5/2003	—
2819 Mokumoa Street - B	Honolulu	HI	(E)	1,816	—	158	—	1,816	158	1,974	(10)	12/5/2003	—
2879 Mokumoa Street	Honolulu	HI	(E)	1,789	—	—	—	1,789	—	1,789	—	12/5/2003	—
2927 Mokumoa Street	Honolulu	HI	(E)	1,778	—	—	—	1,778	—	1,778	—	12/5/2003	—
2833 Paa Street #2	Honolulu	HI	(E)	1,675	—	—	—	1,675	—	1,675	—	12/5/2003	—
855 Mapunapuna Street	Honolulu	HI	(E)	3,265	—	—	—	3,265	—	3,265	—	12/5/2003	—
2829 Awaawaloa Street	Honolulu	HI	(E)	1,720	2	348	—	1,720	350	2,070	—	12/5/2003	—
766 Mapunapuna Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
2908 Kaihikapu Street	Honolulu	HI	(E)	1,798	23	—	(11)	1,798	12	1,810	(5)	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
729 Ahua Street	Honolulu	HI	(E)	1,801	—	63	—	1,801	63	1,864	(8)	12/5/2003	—
739 Ahua Street	Honolulu	HI	(E)	1,801	—	63	—	1,801	63	1,864	(8)	12/5/2003	—
2868 Kaihikapu Street	Honolulu	HI	(E)	1,801	—	—	—	1,801	—	1,801	—	12/5/2003	—
660 Ahua Street	Honolulu	HI	(E)	1,783	4	45	—	1,783	49	1,832	(5)	12/5/2003	—
2869 Mokumoa Street	Honolulu	HI	(E)	1,794	—	—	—	1,794	—	1,794	—	12/5/2003	—
2836 Awaawaloa Street	Honolulu	HI	(E)	1,353	—	—	—	1,353	—	1,353	—	12/5/2003	—
113 Puuhale Road	Honolulu	HI	(E)	3,729	—	—	—	3,729	—	3,729	—	12/5/2003	—
2140 Kaliawa Street	Honolulu	HI	(E)	931	—	—	—	931	—	931	—	12/5/2003	—
165 Sand Island Access Road	Honolulu	HI	(E)	758	—	—	—	758	—	758	—	12/5/2003	—
2106 Kaliawa Street	Honolulu	HI	(E)	1,568	—	228	—	1,568	228	1,796	(184)	12/5/2003	—
140 Puuhale Road	Honolulu	HI	(E)	1,100	—	41	—	1,100	41	1,141	(26)	12/5/2003	—
2020 Auiki Street	Honolulu	HI	(E)	2,385	—	—	—	2,385	—	2,385	—	12/5/2003	—
2103 Kaliawa Street	Honolulu	HI	(E)	3,212	—	—	—	3,212	—	3,212	—	12/5/2003	—
1926 Auiki Street	Honolulu	HI	(E)	2,872	—	1,617	—	2,872	1,617	4,489	(838)	12/5/2003	1959
1931 Kahai Street	Honolulu	HI	(E)	3,779	—	—	—	3,779	—	3,779	—	12/5/2003	—
215 Puuhale Road	Honolulu	HI	(E)	2,117	—	—	—	2,117	—	2,117	—	12/5/2003	—
207 Puuhale Road	Honolulu	HI	(E)	2,024	—	—	—	2,024	—	2,024	—	12/5/2003	—
125 Puuhale Road	Honolulu	HI	(E)	1,630	—	—	—	1,630	—	1,630	—	12/5/2003	—
125B Puuhale Road	Honolulu	HI	(E)	2,815	—	—	—	2,815	—	2,815	—	12/5/2003	—
2001 Kahai Street	Honolulu	HI	(E)	1,091	—	—	—	1,091	—	1,091	—	12/5/2003	—
2110 Auiki Street	Honolulu	HI	(E)	837	—	—	—	837	—	837	—	12/5/2003	—
142 Mokauea Street	Honolulu	HI	(E)	2,182	—	1,576	—	2,182	1,576	3,758	(699)	12/5/2003	1972
2139 Kaliawa Street	Honolulu	HI	(E)	885	—	—	—	885	—	885	—	12/5/2003	—
2122 Kaliawa Street	Honolulu	HI	(E)	1,365	—	—	—	1,365	—	1,365	—	12/5/2003	—
148 Mokauea Street	Honolulu	HI	(E)	3,476	—	—	—	3,476	—	3,476	—	12/5/2003	—
151 Puuhale Road	Honolulu	HI	(E)	1,956	—	48	—	1,956	48	2,004	(9)	12/5/2003	—
2127 Auiki Street	Honolulu	HI	(E)	2,906	—	67	—	2,906	67	2,973	(51)	12/5/2003	—
2144 Auiki Street	Honolulu	HI	(E)	2,640	—	7,659	—	2,640	7,659	10,299	(3,611)	12/5/2003	1953
179 Sand Island Access Road	Honolulu	HI	(E)	2,480	—	—	—	2,480	—	2,480	—	12/5/2003	—
106 Puuhale Road	Honolulu	HI	(E)	1,113	—	438	—	1,113	438	1,551	(175)	12/5/2003	1966
120 Mokauea Street	Honolulu	HI	(E)	1,953	—	1,267	—	1,953	1,267	3,220	(378)	12/5/2003	1970
120B Mokauea Street	Honolulu	HI	(E)	1,953	—	16	—	1,953	16	1,969	(4)	12/5/2003	1970
231 Sand Island Access Road	Honolulu	HI	(E)	752	—	—	—	752	—	752	—	12/5/2003	—
231B Sand Island Access Road	Honolulu	HI	(E)	1,539	—	—	—	1,539	—	1,539	—	12/5/2003	—
220 Puuhale Road	Honolulu	HI	(E)	2,619	—	—	—	2,619	—	2,619	—	12/5/2003	—
150 Puuhale Road	Honolulu	HI	(E)	4,887	—	—	—	4,887	—	4,887	—	12/5/2003	—
197 Sand Island Access Road	Honolulu	HI	(E)	1,238	—	—	—	1,238	—	1,238	—	12/5/2003	—
2019 Kahai Street	Honolulu	HI	(E)	1,377	—	—	—	1,377	—	1,377	—	12/5/2003	—
2344 Pahounui Drive	Honolulu	HI	(E)	6,709	—	—	—	6,709	—	6,709	—	12/5/2003	—
238 Sand Island Access Road	Honolulu	HI	(E)	2,273	—	—	—	2,273	—	2,273	—	12/5/2003	—
2308 Pahounui Drive	Honolulu	HI	(E)	3,314	—	—	—	3,314	—	3,314	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
2135 Auiki Street	Honolulu	HI	(E)	825	—	—	—	825	—	825	—	12/5/2003	—
218 Mohonua Place	Honolulu	HI	(E)	1,741	—	—	—	1,741	—	1,741	—	12/5/2003	—
180 Sand Island Access Road	Honolulu	HI	(E)	1,655	—	—	—	1,655	—	1,655	—	12/5/2003	—
2250 Pahounui Drive	Honolulu	HI	(E)	3,862	—	—	—	3,862	—	3,862	—	12/5/2003	—
158 Sand Island Access Road	Honolulu	HI	(E)	2,488	—	—	—	2,488	—	2,488	—	12/5/2003	—
2264 Pahounui Drive	Honolulu	HI	(E)	1,632	—	—	—	1,632	—	1,632	—	12/5/2003	—
2276 Pahounui Drive	Honolulu	HI	(E)	1,619	—	—	—	1,619	—	1,619	—	12/5/2003	—
204 Sand Island Access Road	Honolulu	HI	(E)	1,689	—	—	—	1,689	—	1,689	—	12/5/2003	—
228 Mohonua Place	Honolulu	HI	(E)	1,865	—	—	—	1,865	—	1,865	—	12/5/2003	—
212 Mohonua Place	Honolulu	HI	(E)	1,067	—	—	—	1,067	—	1,067	—	12/5/2003	—
214 Sand Island Access Road	Honolulu	HI	(E)	1,864	—	593	—	1,864	593	2,457	(261)	12/5/2003	1981
2879 Paa Street	Honolulu	HI	(E)	1,691	—	45	—	1,691	45	1,736	(19)	12/5/2003	—
2833 Paa Street	Honolulu	HI	(E)	1,701	—	—	—	1,701	—	1,701	—	12/5/2003	—
1055 Ahua Street	Honolulu	HI	(E)	1,216	—	—	—	1,216	—	1,216	—	12/5/2003	—
2875 Paa Street	Honolulu	HI	(E)	1,330	—	—	—	1,330	—	1,330	—	12/5/2003	—
1000 Mapunapuna Street	Honolulu	HI	(E)	2,252	—	—	—	2,252	—	2,252	—	12/5/2003	—
2850 Paa Street	Honolulu	HI	(E)	22,827	—	—	—	22,827	—	22,827	—	12/5/2003	—
2828 Paa Street	Honolulu	HI	(E)	12,448	—	—	—	12,448	—	12,448	—	12/5/2003	—
1045 Mapunapuna Street	Honolulu	HI	(E)	819	—	—	—	819	—	819	—	12/5/2003	—
1122 Mapunapuna Street	Honolulu	HI	(E)	5,781	—	—	—	5,781	—	5,781	—	12/5/2003	—
2810 Paa Street	Honolulu	HI	(E)	3,340	—	—	—	3,340	—	3,340	—	12/5/2003	—
2886 Paa Street	Honolulu	HI	(E)	2,205	—	—	—	2,205	—	2,205	—	12/5/2003	—
2810 Pukoloa Street	Honolulu	HI	(E)	27,699	—	—	—	27,699	—	27,699	—	12/5/2003	—
1052 Ahua Street	Honolulu	HI	(E)	1,703	—	240	—	1,703	240	1,943	(122)	12/5/2003	—
1024 Mapunapuna Street	Honolulu	HI	(E)	1,385	—	—	—	1,385	—	1,385	—	12/5/2003	—
1030 Mapunapuna Street	Honolulu	HI	(E)	5,655	—	—	—	5,655	—	5,655	—	12/5/2003	—
1001 Ahua Street	Honolulu	HI	(E)	15,155	3,312	91	—	15,155	3,403	18,558	(1,865)	12/5/2003	—
944 Ahua Street	Honolulu	HI	(E)	1,219	—	—	—	1,219	—	1,219	—	12/5/2003	—
918 Ahua Street	Honolulu	HI	(E)	3,820	—	—	—	3,820	—	3,820	—	12/5/2003	—
2864 Mokumoa Street	Honolulu	HI	(E)	2,092	—	—	—	2,092	—	2,092	—	12/5/2003	—
1050 Kikowaena Place	Honolulu	HI	(E)	1,404	873	—	—	1,404	873	2,277	(481)	12/5/2003	—
949 Mapunapuna Street	Honolulu	HI	(E)	11,568	—	—	—	11,568	—	11,568	—	12/5/2003	—
2855 Pukoloa Street	Honolulu	HI	(E)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2865 Pukoloa Street	Honolulu	HI	(E)	1,934	—	—	—	1,934	—	1,934	—	12/5/2003	—
2850 Mokumoa Street	Honolulu	HI	(E)	2,143	—	—	—	2,143	—	2,143	—	12/5/2003	—
905 Ahua Street	Honolulu	HI	(E)	1,148	—	—	—	1,148	—	1,148	—	12/5/2003	—
1150 Kikowaena Street	Honolulu	HI	(E)	2,445	—	—	—	2,445	—	2,445	—	12/5/2003	—
960 Ahua Street	Honolulu	HI	(E)	614	—	—	—	614	—	614	—	12/5/2003	—
1062 Kikowaena Place	Honolulu	HI	(E)	1,049	598	217	—	1,049	815	1,864	(376)	12/5/2003	—
2829 Pukoloa Street	Honolulu	HI	(E)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—
2841 Pukoloa Street	Honolulu	HI	(E)	2,088	—	—	—	2,088	—	2,088	—	12/5/2003	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
2819 Pukoloa Street	Honolulu	HI	(E)	2,090	—	34	—	2,090	34	2,124	(14)	12/5/2003	—
950 Mapunapuna Street	Honolulu	HI	(E)	1,724	—	—	—	1,724	—	1,724	—	12/5/2003	—
960 Mapunapuna Street	Honolulu	HI	(E)	1,933	—	—	—	1,933	—	1,933	—	12/5/2003	—
930 Mapunapuna Street	Honolulu	HI	(E)	3,654	—	—	—	3,654	—	3,654	—	12/5/2003	—
1038 Kikowaena Place	Honolulu	HI	(E)	2,576	—	—	—	2,576	—	2,576	—	12/5/2003	—
1024 Kikowaena Place	Honolulu	HI	(E)	1,818	—	—	—	1,818	—	1,818	—	12/5/2003	—
2970 Mokumoa Street	Honolulu	HI	(E)	1,722	—	—	—	1,722	—	1,722	—	12/5/2003	—
970 Ahua Street	Honolulu	HI	(E)	817	—	—	—	817	—	817	—	12/5/2003	—
2840 Mokumoa Street	Honolulu	HI	(E)	2,149	—	—	—	2,149	—	2,149	—	12/5/2003	—
2830 Mokumoa Street	Honolulu	HI	(E)	2,146	—	—	—	2,146	—	2,146	—	12/5/2003	—
1027 Kikowaena Place	Honolulu	HI	(E)	5,444	—	—	—	5,444	—	5,444	—	12/5/2003	—
2960 Mokumoa Street	Honolulu	HI	(E)	1,977	—	—	—	1,977	—	1,977	—	12/5/2003	—
80 Sand Island Access Road	Honolulu	HI	(E)	7,972	—	—	—	7,972	—	7,972	—	12/5/2003	—
94-240 Pupuole Street	Waipahu	HI	(E)	717	—	—	—	717	—	717	—	12/5/2003	—
525 N. King Street	Honolulu	HI	(E)	1,342	—	—	—	1,342	—	1,342	—	12/5/2003	—
1360 Pali Highway	Honolulu	HI	(E)	9,170	—	—	—	9,170	—	9,170	—	12/5/2003	—
1330 Pali Highway	Honolulu	HI	(E)	1,423	—	—	—	1,423	—	1,423	—	12/5/2003	—
33 S. Vineyard Boulevard	Honolulu	HI	(E)	844	—	—	—	844	—	844	—	12/5/2003	—
848 Ala Lilikoi Street	Honolulu	HI	(E)	9,426	—	—	—	9,426	—	9,426	—	12/5/2003	—
846 Ala Lilikoi Street	Honolulu	HI	(E)	234	—	—	—	234	—	234	—	12/5/2003	—
2635 Waiwai Loop A	Honolulu	HI	(E)	934	350	683	—	934	1,033	1,967	(523)	12/5/2003	—
2635 Waiwai Loop B	Honolulu	HI	(E)	1,177	105	670	—	1,165	787	1,952	(387)	12/5/2003	—
120 Sand Island Access Road	Honolulu	HI	(E)	1,132	11,307	2,725	—	1,132	14,032	15,164	(6,704)	11/23/2004	2004
91-222 Olai	Kapolei	HI	(A)	2,035	—	77	—	2,035	77	2,112	(15)	6/15/2005	—
91-265 Hanua	Kapolei	HI	(A)	1,569	—	—	—	1,569	—	1,569	—	6/15/2005	—
91-255 Hanua	Kapolei	HI	(A)	1,230	—	35	—	1,230	35	1,265	(16)	6/15/2005	—
91-241 Kalaeloa	Kapolei	HI	(A)	426	3,983	907	—	426	4,890	5,316	(2,402)	6/15/2005	1990
91-141 Kalaeloa	Kapolei	HI	(A)	11,624	—	—	—	11,624	—	11,624	—	6/15/2005	—
91-250 Komohana	Kapolei	HI	(A)	1,506	—	35	—	1,506	35	1,541	(3)	6/15/2005	—
91-202 Kalaeloa	Kapolei	HI	(A)	1,722	—	326	—	1,722	326	2,048	(102)	6/15/2005	1964
91-080 Hanua	Kapolei	HI	(A)	2,187	—	—	—	2,187	—	2,187	—	6/15/2005	—
91-027 Kaomi Loop	Kapolei	HI	(A)	2,667	—	—	—	2,667	—	2,667	—	6/15/2005	—
91-185 Kalaeloa	Kapolei	HI	(A)	1,761	—	81	—	1,761	81	1,842	(14)	6/15/2005	—
91-329 Kauhi	Kapolei	HI	(A)	294	2,297	2,855	—	294	5,152	5,446	(2,833)	6/15/2005	1980
91-399 Kauhi	Kapolei	HI	(A)	27,405	—	128	—	27,405	128	27,533	(13)	6/15/2005	—
91-086 Kaomi Loop	Kapolei	HI	N/A	13,884	—	—	—	13,884	—	13,884	—	6/15/2005	—
91-349 Kauhi	Kapolei	HI	(A)	649	—	—	—	649	—	649	—	6/15/2005	—
91-400 Komohana	Kapolei	HI	(A)	1,494	—	—	—	1,494	—	1,494	—	6/15/2005	—
91-174 Olai	Kapolei	HI	(A)	962	—	47	—	962	47	1,009	(38)	6/15/2005	—
91-218 Olai	Kapolei	HI	(A)	1,622	—	62	—	1,622	62	1,684	(46)	6/15/2005	—
91-175 Olai	Kapolei	HI	(A)	1,243	—	87	—	1,243	87	1,330	(59)	6/15/2005	—

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
91-210 Olai	Kapolei	HI	(A)	706	—	—	—	706	—	706	—	6/15/2005	—
91-087 Hanua	Kapolei	HI	(A)	381	—	—	—	381	—	381	—	6/15/2005	—
91-083 Hanua	Kapolei	HI	(A)	716	—	—	—	716	—	716	—	6/15/2005	—
91-091 Hanua	Kapolei	HI	(A)	552	—	—	—	552	—	552	—	6/15/2005	—
91-220 Kalaeloa	Kapolei	HI	(A)	242	1,457	508	—	242	1,965	2,207	(879)	6/15/2005	1991
91-252 Kauhi	Kapolei	HI	(A)	536	—	—	—	536	—	536	—	6/15/2005	—
91-259 Olai	Kapolei	HI	(A)	2,944	—	—	—	2,944	—	2,944	—	6/15/2005	—
91-238 Kauhi	Kapolei	HI	(A)	1,390	—	9,512	—	1,390	9,512	10,902	(4,379)	6/15/2005	1981
91-416 Komohana	Kapolei	HI	(A)	713	—	11	—	713	11	724	(9)	6/15/2005	—
91-410 Komohana	Kapolei	HI	(A)	418	—	12	—	418	12	430	(9)	6/15/2005	—
91-300 Hanua	Kapolei	HI	(A)	1,381	—	18	—	1,381	18	1,399	(4)	6/15/2005	1994
91-171 Olai	Kapolei	HI	(A)	218	—	—	—	218	—	218	—	6/15/2005	—
91-210 Kauhi	Kapolei	HI	(A)	567	—	1,018	—	567	1,018	1,585	(243)	6/15/2005	1990
91-110 Kaomi Loop	Kapolei	HI	(A)	1,293	—	—	—	1,293	—	1,293	—	6/15/2005	—
91-102 Kaomi Loop	Kapolei	HI	(A)	1,599	—	—	—	1,599	—	1,599	—	6/15/2005	—
91-064 Kaomi Loop	Kapolei	HI	(A)	1,826	—	—	—	1,826	—	1,826	—	6/15/2005	—
91-119 Olai	Kapolei	HI	(A)	1,981	—	—	—	1,981	—	1,981	—	6/15/2005	—
91-150 Kaomi Loop	Kapolei	HI	(A)	3,159	—	—	—	3,159	—	3,159	—	6/15/2005	—
Texaco Easement	Kapolei	HI	N/A	2,657	—	—	—	2,657	—	2,657	—	6/15/2005	—
Tesaro 967 Easement	Kapolei	HI	N/A	6,593	—	—	—	6,593	—	6,593	—	6/15/2005	—
AES HI Easement	Kapolei	HI	N/A	1,250	—	—	—	1,250	—	1,250	—	6/15/2005	—
Other Easements & Lots	Kapolei	HI	N/A	358	—	1,862	—	358	1,862	2,220	(888)	6/15/2005	—
889 Ahua Street	Honolulu	HI	(E)	5,888	315	—	—	5,888	315	6,203	(103)	11/21/2012	—
951 Trails Road	Eldridge	IA	(F)	470	7,480	2,339	—	470	9,819	10,289	(4,440)	4/2/2007	1994
2300 North 33rd Avenue East	Newton	IA	(A)	500	13,236	58	—	500	13,294	13,794	(5,742)	9/29/2008	2008
3425 Maple Drive	Fort Dodge	IA	(A)	100	2,000	—	—	100	2,000	2,100	(384)	4/9/2019	2014
4401 112th Street	Urbandale	IA	(C)	800	3,117	—	—	800	3,117	3,917	(600)	2/25/2022	1985
7121 South Fifth Avenue	Pocatello	ID	(A)	400	4,201	615	—	400	4,816	5,216	(1,317)	1/29/2015	2007
2580 Technology Drive	Elgin	IL	(A)	1,500	9,068	16	(3,053)	1,067	6,464	7,531	(1,153)	2/25/2022	2001
5795 Logistics Parkway	Rockford	IL	(A)	400	3,368	—	(688)	327	2,753	3,080	(325)	2/25/2022	1998
1602 Vincent Drive	Sauget	IL	(C)	1,400	27,028	444	—	1,400	27,472	28,872	(3,094)	2/25/2022	2014
6 Konzen Court	Granite City	IL	(C)	900	20,268	741	—	900	21,009	21,909	(4,073)	2/25/2022	2001
1000 Knell Road	Montgomery	IL	(C)	2,101	19,258	1,333	—	2,101	20,591	22,692	(3,051)	2/25/2022	2000
1430 South Wolf Road	Wheeling	IL	(C)	4,702	19,641	—	—	4,702	19,641	24,343	(2,160)	2/25/2022	2003
1270 North Wilkening	Schaumburg	IL	(C)	2,801	7,733	23	—	2,801	7,756	10,557	(1,495)	2/25/2022	1996
4472 Technology Drive	Rockford	IL	(C)	400	5,912	—	—	400	5,912	6,312	(759)	2/25/2022	2011
7019 High Grove Boulevard	Burr Ridge	IL	(C)	800	1,090	33	—	800	1,123	1,923	(142)	2/25/2022	1997
1230 West 171st Street	Harvey	IL	(A)	800	1,673	646	—	800	2,319	3,119	(521)	1/29/2015	2004
5156 American Road	Rockford	IL	(A)	400	1,529	388	—	400	1,917	2,317	(616)	1/29/2015	1996
9215-9347 E Pendleton Pike	Lawrence	IN	(A)	3,763	34,877	—	—	3,763	34,877	38,640	(6,856)	2/14/2019	2009
6825 West County Road 400 North	Greenfield	IN	(F)	918	14,300	3,312	—	918	17,612	18,530	(3,246)	2/14/2019	2008

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
900 Commerce Parkway West Drive	Greenwood	IN	(F)	1,483	16,253	1,005	—	1,483	17,258	18,741	(3,402)	2/14/2019	2007
2482 Century Drive	Goshen	IN	(A)	840	9,061	500	—	840	9,561	10,401	(1,761)	4/9/2019	2005
3201 Bearing Drive	Franklin	IN	(F)	1,100	15,403	—	—	1,100	15,403	16,503	(3,454)	4/9/2019	1973
482 Chaney Avenue	Greenwood	IN	(C)	2,401	55,810	51	—	2,401	55,861	58,262	(7,175)	2/25/2022	2014
1151 South Graham Road	Greenwood	IN	(B)	7,002	108,700	897	—	7,002	109,597	116,599	(12,124)	2/25/2022	2019
5440 Haggerty Lane	Lafayette	IN	(C)	3,601	31,058	18	—	3,601	31,076	34,677	(3,422)	2/25/2022	2019
8951 Mirabel Road	Indianapolis	IN	(C)	3,001	36,978	—	—	3,001	36,978	39,979	(4,068)	2/25/2022	2014
17001 West Mercury Street	Gardner	KS	(F)	5,741	32,701	400	—	5,741	33,101	38,842	(4,221)	12/30/2020	2018
435 SE 70th Street	Topeka	KS	(A)	—	3,563	120	(594)	—	3,089	3,089	(398)	2/25/2022	2006
22525 West 167th Street	Olathe	KS	(C)	4,301	52,183	83	—	4,301	52,266	56,567	(5,752)	2/25/2022	2016
2552 South 98th Street	Edwardsville	KS	(C)	3,601	20,988	—	—	3,601	20,988	24,589	(2,693)	2/25/2022	2013
2701 South 98th Street	Edwardsville	KS	(C)	2,701	10,998	400	—	2,701	11,398	14,099	(1,818)	2/25/2022	2001
1985 International Way	Hebron	KY	(A)	1,453	8,546	1,575	—	1,453	10,121	11,574	(2,436)	2/14/2019	1997
2311 South Park Road	Louisville	KY	(A)	1,600	13,119	—	—	1,600	13,119	14,719	(1,442)	2/25/2022	2016
1509 Leestown Road	Frankfort	KY	(C)	4,801	38,708	—	—	4,801	38,708	43,509	(4,968)	2/25/2022	2014
4555 West Highway 146	Buckner	KY	(C)	3,201	39,977	—	—	3,201	39,977	43,178	(5,130)	2/25/2022	2013
450 Northpointe Court	Covington	LA	(C)	1,300	26,883	—	—	1,300	26,883	28,183	(2,957)	2/25/2022	2015
209 South Bud Street	Lafayette	LA	(A)	700	4,549	41	—	700	4,590	5,290	(1,261)	1/29/2015	2010
17200 Manchac Park Lane	Baton Rouge	LA	(A)	1,700	8,860	397	—	1,700	9,257	10,957	(2,488)	1/29/2015	2014
11900 Trolley Lane	Beltsville	MD	(A)	8,203	23,095	179	(1,243)	7,877	22,357	30,234	(2,656)	2/25/2022	2000
4000 Principio Parkway	North East	MD	(F)	4,200	71,518	1,596	—	4,200	73,114	77,314	(19,806)	1/29/2015	2012
3466 Shippers Drive	Walker	MI	(C)	4,902	29,780	144	—	4,902	29,924	34,826	(3,310)	2/25/2022	2016
1601 Brown Road	Orion	MI	(C)	4,701	57,812	872	—	4,701	58,684	63,385	(6,640)	2/25/2022	2006
38401 Amrhein Road	Livonia	MI	(C)	1,400	14,778	161	—	1,400	14,939	16,339	(1,902)	2/25/2022	1999
28000 Five M Center Drive	Romulus	MI	(C)	300	8,530	182	—	300	8,712	9,012	(1,255)	2/25/2022	1997
3800 Midlink Drive	Kalamazoo	MI	(A)	2,630	40,599	—	—	2,630	40,599	43,229	(11,081)	1/29/2015	2014
10100 89th Avenue N	Maple Grove	MN	(F)	3,469	21,284	1,106	—	3,469	22,390	25,859	(4,708)	10/16/2018	2015
2427 Henry Road NW	Stewartville	MN	(C)	1,300	3,145	—	—	1,300	3,145	4,445	(404)	2/25/2022	2013
2401 Cram Avenue SE	Bemidji	MN	(A)	100	2,137	—	—	100	2,137	2,237	(583)	1/29/2015	2013
5501 Providence Hill Drive	St. Joseph	MO	(A)	400	3,500	24	—	400	3,524	3,924	(693)	4/9/2019	2014
3502 Enterprise Avenue	Joplin	MO	(A)	1,380	12,121	34	—	1,380	12,155	13,535	(2,336)	4/9/2019	2014
5703 Mitchell Avenue	St. Joseph	MO	(C)	1,600	19,085	758	—	1,600	19,843	21,443	(3,920)	2/25/2022	2000
10551 N Congress Avenue	Kansas City	MO	(C)	600	13,538	6	—	600	13,544	14,144	(1,489)	2/25/2022	2014
831 Lone Star Drive	O'Fallon	MO	(C)	1,200	7,304	—	—	1,200	7,304	8,504	(1,125)	2/25/2022	1989
2901 E Heartland Drive	Liberty	MO	(C)	1,100	6,886	283	—	1,100	7,169	8,269	(1,087)	2/25/2022	1997
110 Stanbury Industrial Drive	Brookfield	MO	N/A	200	1,859	—	(546)	181	1,332	1,513	(76)	1/29/2015	2012
12385 Crossroad Drive	Olive Branch	MS	(D)	3,301	61,763	1,266	—	3,301	63,029	66,330	(8,010)	2/25/2022	2012
8644 Polk Lane	Olive Branch	MS	(C)	900	20,171	188	—	900	20,359	21,259	(2,265)	2/25/2022	2011
440 US Highway 49 South	Richland	MS	(C)	200	2,329	268	—	200	2,597	2,797	(452)	2/25/2022	1986
105 Business Park Drive	Ridgeland	MS	(C)	500	1,949	9	—	500	1,958	2,458	(378)	2/25/2022	1988
590 Assembly Court	Fayetteville	NC	(A)	700	9,410	109	(2,328)	539	7,352	7,891	(1,044)	2/25/2022	1996

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
4350 Fortune Ave NW	Concord	NC	(C)	4,401	53,085	—	—	4,401	53,085	57,486	(5,839)	2/25/2022	2017
4690 Global Avenue NW	Concord	NC	(C)	4,601	45,793	—	—	4,601	45,793	50,394	(5,037)	2/25/2022	2015
6538 & 6526 Judge Adams Road	Whitsett	NC	(B)	2,501	46,343	126	—	2,501	46,469	48,970	(5,099)	2/25/2022	2019
4040 Business Park Court	Winston Salem	NC	(C)	800	8,411	260	—	800	8,671	9,471	(1,191)	2/25/2022	2001
3900 NE 6th Street	Minot	ND	(A)	700	3,223	—	—	700	3,223	3,923	(880)	1/29/2015	2013
7130 Q Street	Omaha	NE	(A)	1,600	7,390	—	(2,138)	1,220	5,632	6,852	(800)	2/25/2022	1997
1415 West Commerce Way	Lincoln	NE	(A)	2,200	8,518	389	—	2,200	8,907	11,107	(2,539)	1/29/2015	1971
52 Pettengill Road	Londonderry	NH	(F)	5,871	43,335	203	—	5,871	43,538	49,409	(8,354)	4/9/2019	2015
1135 Easton Avenue	Franklin Township	NJ	N/A	3,601	5,564	539	—	3,601	6,103	9,704	(1,108)	2/25/2022	1969
584 US Highway 130	Trenton	NJ	(B)	70,422	62,639	—	—	70,422	62,639	133,061	(6,890)	2/25/2022	2017
725 Darlington Avenue	Mahwah	NJ	(F)	8,492	9,451	2,339	—	8,492	11,790	20,282	(3,715)	4/9/2014	1999
309 Dulty's Lane	Burlington	NJ	(F)	1,600	51,400	—	—	1,600	51,400	53,000	(14,029)	1/29/2015	2001
7000 West Post Road	Las Vegas	NV	(F)	4,230	13,472	322	—	4,230	13,794	18,024	(3,162)	4/9/2019	2010
2375 East Newlands Road	Fernley	NV	(A)	1,100	17,314	280	—	1,100	17,594	18,694	(4,859)	1/29/2015	2007
158 West Yard Road	Feura Bush	NY	(A)	1,870	7,931	1,078	—	1,870	9,009	10,879	(2,799)	4/9/2019	1989
3779 Lake Shore Road	Hamburg	NY	(C)	2,701	38,186	312	—	2,701	38,498	41,199	(4,221)	2/25/2022	2016
1289 Walden Avenue	Cheektowaga	NY	(C)	600	6,314	589	—	600	6,903	7,503	(1,390)	2/25/2022	2001
4 Liebich Lane	Halfmoon	NY	(C)	400	8,521	113	—	400	8,634	9,034	(952)	2/25/2022	2011
55 Commerce Avenue	Albany	NY	(A)	1,000	10,105	480	—	1,000	10,585	11,585	(2,915)	1/29/2015	2013
32150 Just Imagine Drive	Avon	OH	(A)	2,200	23,280	—	—	2,200	23,280	25,480	(9,652)	5/29/2009	1996
1580, 1590 & 1600 Williams Road	Columbus	OH	(A)	2,060	29,143	367	—	2,060	29,510	31,570	(6,838)	4/9/2019	1992
7303 Rickenbacker Parkway West	Columbus	OH	(F)	1,491	27,407	—	—	1,491	27,407	28,898	(3,546)	6/21/2021	2020
3245 Henry Road and 3185 Columbia Road	Richfield	OH	(A)	2,499	21,640	—	—	2,499	21,640	24,139	(2,775)	2/25/2022	2005
8341 Industrial Parkway	Plain City	OH	(B)	6,702	97,563	—	—	6,702	97,563	104,265	(10,732)	2/25/2022	2020
201 Exploration Drive	Monroe	OH	(D)	1,801	38,868	—	—	1,801	38,868	40,669	(4,275)	2/25/2022	2014
9780 Mopar Drive	Streetsboro	OH	(C)	2,701	26,021	987	—	2,701	27,008	29,709	(3,779)	2/25/2022	2011
2465 Fontaine Street	Kenton	OH	(C)	1,000	19,323	63	—	1,000	19,386	20,386	(2,128)	2/25/2022	2017
4651 Prosper Drive	Stow	OH	(C)	1,400	30,772	—	—	1,400	30,772	32,172	(3,385)	2/25/2022	2017
747 Mill Park Drive	Lancaster	OH	(C)	1,400	17,609	—	—	1,400	17,609	19,009	(1,937)	2/25/2022	2019
9667 Inter-Ocean Drive	West Chester Twp.	OH	(C)	1,300	10,880	—	—	1,300	10,880	12,180	(1,675)	2/25/2022	1999
5313 Majestic Parkway	Bedford Heights	OH	(C)	1,100	8,107	402	—	1,100	8,509	9,609	(1,634)	2/25/2022	1998
1115 Regina Graeter Way	Cincinnati	OH	(C)	700	7,908	—	—	700	7,908	8,608	(870)	2/25/2022	2015
4170 Columbia Road	Lebanon	OH	(C)	400	9,841	146	—	400	9,987	10,387	(1,134)	2/25/2022	2011
1415 Industrial Drive	Chillicothe	OH	(A)	1,200	3,265	—	—	1,200	3,265	4,465	(891)	1/29/2015	2012
200 Orange Point Drive	Lewis Center	OH	(A)	1,300	8,613	319	—	1,300	8,932	10,232	(2,501)	1/29/2015	2013
301 Commerce Drive	South Point	OH	(A)	600	4,530	22	—	600	4,552	5,152	(1,247)	1/29/2015	2013
5300 Centerpoint Parkway	Groveport	OH	(F)	2,700	29,863	364	—	2,700	30,227	32,927	(8,253)	1/29/2015	2014

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
2701 S.W. 18TH Street	Oklahoma City	OK	(A)	2,401	18,865	—	(5,675)	1,760	13,831	15,591	(1,397)	2/25/2022	2011
8000 Mid America Blvd.	Oklahoma City	OK	(A)	900	12,813	—	(1,814)	781	11,118	11,899	(1,312)	2/25/2022	2017
1414 South Council Road	Oklahoma City	OK	(C)	5,002	39,952	—	—	5,002	39,952	44,954	(4,395)	2/25/2022	2017
6101 SW 44th Street	Oklahoma City	OK	(C)	2,401	13,868	—	—	2,401	13,868	16,269	(1,526)	2/25/2022	2020
2759 North Garnett Road	Tulsa	OK	(C)	800	4,879	79	—	800	4,958	5,758	(539)	2/25/2022	2008
2820 State Highway 31	McAlester	OK	(A)	581	2,237	4,582	—	581	6,819	7,400	(1,562)	1/29/2015	2012
101 North Campus Drive	Imperial	PA	(C)	3,801	26,700	106	—	3,801	26,806	30,607	(2,950)	2/25/2022	2015
231 Theater Drive	Altoona	PA	(C)	1,400	9,864	—	—	1,400	9,864	11,264	(1,266)	2/25/2022	2013
700 Marine Drive	Rock Hill	SC	(A)	820	8,381	1,046	—	820	9,427	10,247	(2,121)	4/9/2019	1986
1990 Hood Road	Greer	SC	(A)	400	10,702	—	—	400	10,702	11,102	(2,057)	4/9/2019	2015
7410 Magi Drive	Hanahan	SC	(A)	2,401	31,029	578	—	2,401	31,607	34,008	(4,840)	2/25/2022	2001
6850 Weber Boulevard	Charleston	SC	(A)	11,604	44,602	—	(12,228)	9,079	34,899	43,978	(3,524)	2/25/2022	2018
1892 Anfield Road	North Charleston	SC	(A)	4,001	21,179	—	(3,822)	3,394	17,964	21,358	(1,814)	2/25/2022	2017
7409 Magi Drive	Hanahan	SC	(A)	1,801	13,651	90	(1,389)	1,639	12,514	14,153	(1,474)	2/25/2022	2004
1103 Powderhouse Road SE	Aiken	SC	(C)	1,200	36,140	162	—	1,200	36,302	37,502	(3,986)	2/25/2022	2017
3058 Lakemont Blvd	Ft. Mill	SC	(C)	2,901	33,304	20	—	2,901	33,324	36,225	(3,670)	2/25/2022	2008
510 John Dodd Road	Spartanburg	SC	(F)	3,300	57,998	418	—	3,300	58,416	61,716	(15,971)	1/29/2015	2012
996 Paragon Way	Rock Hill	SC	(A)	2,334	35,920	695	—	2,334	36,615	38,949	(9,940)	1/29/2015	2014
5001 West Delbridge Street	Sioux Falls	SD	(A)	2,570	14,832	—	—	2,570	14,832	17,402	(2,851)	4/9/2019	2016
5025 Tuggle Road	Memphis	TN	(C)	1,400	31,520	56	—	1,400	31,576	32,976	(4,059)	2/25/2022	1994
900 Hutchinson Place	Lebanon	TN	(C)	2,601	31,582	—	—	2,601	31,582	34,183	(6,080)	2/25/2022	1993
6023 Century Oaks Drive	Chattanooga	TN	(C)	500	5,759	214	—	500	5,973	6,473	(1,230)	2/25/2022	2002
3774 Snyder Road	Kodak	TN	(C)	3,201	30,564	—	—	3,201	30,564	33,765	(3,362)	2/25/2022	2021
4836 Hickory Hill Road	Memphis	TN	(F)	1,402	10,769	1,774	—	1,402	12,543	13,945	(3,773)	12/23/2014	1984
2020 Joe B. Jackson Parkway	Murfreesboro	TN	(F)	7,500	55,259	456	—	7,500	55,715	63,215	(15,224)	1/29/2015	2012
11501 Wilkinson Drive	El Paso	TX	(A)	2,401	19,665	116	(2,259)	2,155	17,768	19,923	(2,520)	2/25/2022	2005
5005 Samuell Blvd.	Mesquite	TX	(C)	6,366	62,879	2,291	—	6,366	65,170	71,536	(7,387)	2/25/2022	2017
2701 Texas Longhorn Way	Ft. Worth	TX	(D)	9,303	42,504	731	—	9,303	43,235	52,538	(4,809)	2/25/2022	2015
2000 Luna Road	Carrollton	TX	(C)	1,801	25,816	132	—	1,801	25,948	27,749	(3,334)	2/25/2022	2008
21200 Spring Plaza Drive	Spring	TX	(C)	2,701	29,832	—	—	2,701	29,832	32,533	(3,828)	2/25/2022	2013
502 West Independence Drive	Edinburg	TX	(C)	800	19,673	—	—	800	19,673	20,473	(2,164)	2/25/2022	2011
800 Lindale Industrial Parkway	Lindale	TX	(C)	800	18,947	692	—	800	19,639	20,439	(2,352)	2/25/2022	2014
685 Alliance Parkway	Hewitt	TX	(C)	800	23,207	—	—	800	23,207	24,007	(2,978)	2/25/2022	2012
16211 Air Center Boulevard	Houston	TX	(C)	1,600	13,529	321	—	1,600	13,850	15,450	(1,539)	2/25/2022	2005
246 Glasson Drive	Corpus Christi	TX	(C)	—	9,596	—	—	—	9,596	9,596	(1,056)	2/25/2022	2011
985 Kershaw Street	Ogden	UT	(A)	2,301	13,994	—	(1,903)	2,032	12,360	14,392	(1,248)	2/25/2022	2019
1095 South 4800 West	Salt Lake City	UT	(A)	1,500	6,913	20	—	1,500	6,933	8,433	(1,900)	1/29/2015	2012
8800 Studley Road	Mechanicsville	VA	(C)	1,100	10,813	383	—	1,100	11,196	12,296	(2,139)	2/25/2022	1988

				Initial Cost to				Gross Amount Carried at
				Company		Costs		Close of Period (4)
					Buildings	Capitalized			Buildings				Original
					and	Subsequent to	Impairment/		and		Accumulated	Date	Construction
Property	Location	State	Encumbrances (1)	Land	Equipment	Acquisition	Writedowns (2)	Land	Equipment	Total (2)	Depreciation (3)	Acquired	Date (5)
1935 Blue Hills Drive	Roanoke	VA	(C)	1,300	13,908	39	—	1,300	13,947	15,247	(1,794)	2/25/2022	2013
3736 Tom Andrews Road	Roanoke	VA	(C)	600	9,273	207	—	600	9,480	10,080	(1,207)	2/25/2022	1996
2300 Westmoreland Street	Richmond	VA	(C)	600	6,109	329	—	600	6,438	7,038	(969)	2/25/2022	2004
1122 Stony Ridge Road	Charlottesville	VA	(C)	2,101	6,051	233	—	2,101	6,284	8,385	(754)	2/25/2022	1998
1901 Meadowville Technology Parkway	Chester	VA	(F)	4,000	67,511	170	—	4,000	67,681	71,681	(18,499)	1/29/2015	2012
635 Community Drive	South Burlington	VT	(C)	10,003	38,560	—	—	10,003	38,560	48,563	(4,242)	2/25/2022	2021
2000 South Walnut Street	Burlington	WA	(B)	8,603	22,749	870	(1,218)	7,385	23,619	31,004	(2,512)	2/25/2022	2015
5300 International Drive	Cudahy	WI	(C)	1,801	17,367	36	—	1,801	17,403	19,204	(1,920)	2/25/2022	2001
3383 Spirit Way	Green Bay	WI	(C)	600	9,345	—	—	600	9,345	9,945	(1,028)	2/25/2022	2013
				$1,128,069	$4,048,027	$95,248	$(91,385)	$1,112,238	$4,067,721	$5,179,959	$(648,310)
(1) Represents mortgage notes payable, net. Certain of our properties are encumbered as follows:

	Encumbrance	Undepreciated Cost
(A) 101 properties encumbered by one mortgage loan	$1,145,101	$1,163,201
(B) 8 properties encumbered by mortgage loans	213,036	688,156
(C) 82 properties encumbered by the Mountain Floating Rate Loan	1,399,975	1,967,880
(D) 4 properties encumbered by one mortgage loan	90,354	194,134
(E) 186 properties encumbered by one mortgage loan	648,304	509,595
(F) 17 properties encumbered by one mortgage loan	696,424	619,177
	$4,193,194	$5,142,143
(2) Excludes value of real estate intangibles and includes partial dispositions.
(3) We depreciate buildings and improvements over periods ranging up to 40 years.
(4) The total aggregate cost for U.S. federal income tax purposes is $5,752,753.
(5) Properties without an original construction date are land parcels only.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(dollars in thousands)
Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2022	$5,176,108	$(273,467)
Additions	18,181	(125,262)
Disposals	(24,190)	884
Impairments	(547)	391
Balance at December 31, 2023	$5,169,552	$(397,454)
Additions	10,833	(126,432)
Disposals	—	—
Impairments	—	—
Balance at December 31, 2024	$5,180,385	$(523,886)
Additions	13,431	(127,250)
Disposals	(7,776)	2,826
Impairments	(6,081)	—
Balance at December 31, 2025	$5,179,959	$(648,310)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy President and Chief Executive Officer

Dated: February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yael Duffy	Managing Trustee, President and Chief Executive Officer	February 18, 2026
Yael Duffy	(principal executive officer)

/s/ Tiffany R. Sy	Chief Financial Officer and Treasurer (principal financial	February 18, 2026
Tiffany R. Sy	officer and principal accounting officer)

/s/ Adam D. Portnoy	Managing Trustee	February 18, 2026
Adam D. Portnoy

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 18, 2026
Bruce M. Gans, M.D.

/s/ Lisa Harris Jones	Independent Trustee	February 18, 2026
Lisa Harris Jones

/s/ Joseph L. Morea	Independent Trustee	February 18, 2026
Joseph L. Morea

/s/ Kevin C. Phelan	Independent Trustee	February 18, 2026
Kevin C. Phelan

/s/ June S. Youngs	Independent Trustee	February 18, 2026
June S. Youngs