Form 10-Q
period 2026-03-31
Industrial Logistics Properties Trust
filed 2026-04-29
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 27, 2026: 66,665,471.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
March 31, 2026

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Real estate properties:
Land	$1,112,238	$1,112,238
Buildings and improvements	4,069,337	4,067,721
Total real estate properties, gross	5,181,575	5,179,959
Accumulated depreciation	(680,299)	(648,310)
Total real estate properties, net	4,501,276	4,531,649
Investment in unconsolidated joint venture	134,436	132,753
Acquired real estate leases, net	156,134	164,186
Cash and cash equivalents	99,500	94,812
Restricted cash and cash equivalents	86,290	88,219
Rents receivable, including straight line rents of $116,864 and $114,199, respectively	137,585	136,669
Other assets, net	51,543	41,656
Total assets	$5,166,764	$5,189,944

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,189,431	$4,193,194
Accounts payable and other liabilities	76,255	74,571
Assumed real estate lease obligations, net	10,992	11,679
Due to related persons	6,395	9,802
Total liabilities	4,283,073	4,289,246

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,666,050 and 66,653,129 shares issued and outstanding, respectively	667	667
Additional paid in capital	1,019,334	1,018,985
Cumulative net deficit	(162,087)	(152,660)
Cumulative other comprehensive gain (loss)	1,596	(836)
Cumulative common distributions	(379,792)	(376,459)
Total equity attributable to common shareholders	479,718	489,697
Noncontrolling interests	403,973	411,001
Total equity	883,691	900,698
Total liabilities and equity	$5,166,764	$5,189,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Rental income	$116,419	$111,905

Expenses:
Real estate taxes	16,014	14,154
Other operating expenses	10,098	10,249
Depreciation and amortization	40,801	41,518
General and administrative	9,464	8,238
Total expenses	76,377	74,159

Interest income	1,044	1,968
Interest expense	(61,702)	(69,813)
Loss before income taxes and equity in earnings (losses) of unconsolidated joint venture	(20,616)	(30,099)
Income tax expense	(114)	(28)
Equity in earnings (losses) of unconsolidated joint venture	2,871	(1,042)
Net loss	(17,859)	(31,169)
Net loss attributable to noncontrolling interests	8,432	9,637
Net loss attributable to common shareholders	(9,427)	(21,532)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	3,986	(802)
Less: unrealized (gain) loss on derivatives attributable to noncontrolling interests	(1,554)	256
Other comprehensive income (loss) attributable to common shareholders	2,432	(546)
Comprehensive loss attributable to common shareholders	$(6,995)	$(22,078)

Weighted average common shares outstanding (basic and diluted)	66,178	65,834

Net loss per share attributable to common shareholders (basic and diluted)	$(0.14)	$(0.33)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional		Other	Cumulative	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Deficit	Gain (Loss)	Distributions	Shareholders	Interests	Equity

Balance at December 31, 2025	66,653,129	$667	$1,018,985	$(152,660)	$(836)	$(376,459)	$489,697	$411,001	$900,698
Net loss	—	—	—	(9,427)	—	—	(9,427)	(8,432)	(17,859)
Share grants, repurchases and forfeitures	12,921	—	349	—	—	—	349	—	349
Distributions to common shareholders	—	—	—	—	—	(3,333)	(3,333)	—	(3,333)
Other comprehensive gain	—	—	—	—	2,432	—	2,432	1,554	3,986
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Balance at March 31, 2026	66,666,050	$667	$1,019,334	$(162,087)	$1,596	$(379,792)	$479,718	$403,973	$883,691

Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019	$447,311	$1,009,330
Net loss	—	—	—	(21,532)	—	—	(21,532)	(9,637)	(31,169)
Share grants, repurchases and forfeitures	(604)	—	245	—	—	—	245	—	245
Distributions to common shareholders	—	—	—	—	—	(661)	(661)	—	(661)
Other comprehensive loss	—	—	—	—	(546)	—	(546)	(256)	(802)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2025	66,143,704	$661	$1,017,627	$(108,005)	$(1,611)	$(369,147)	$539,525	$437,388	$976,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,859)	$(31,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,989	31,858
Amortization of interest rate caps	3,241	10,211
Net amortization of debt issuance costs, premiums and discounts	1,176	376
Amortization of acquired real estate leases and assumed real estate lease obligations	7,365	8,222
Amortization of deferred leasing costs	1,115	1,003
Straight line rental income	(2,665)	(3,287)
Proceeds from settlement of interest rate caps	(2,117)	(9,674)
General and administrative expenses paid in common shares	365	247
Distributions of earnings from unconsolidated joint venture	1,188	990
Equity in (earnings) losses of unconsolidated joint venture	(2,871)	1,042
Change in assets and liabilities:
Rents receivable	1,749	985
Other assets	(6,537)	—
Accounts payable and other liabilities	3,160	159
Due to related persons	(3,407)	408
Net cash provided by operating activities	15,892	11,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(3,092)	(6,353)
Purchase of interest rate cap	(3,720)	(15,010)
Proceeds from settlement of interest rate caps	2,117	9,674
Net cash used in investing activities	(4,695)	(11,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(4,807)	(4,633)
Payment of debt issuance costs	(132)	(134)
Distributions to common shareholders	(3,333)	(661)
Repurchase of common shares	(16)	(2)
Distributions to noncontrolling interests	(150)	(30)
Net cash used in financing activities	(8,438)	(5,460)

Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,759	(5,778)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	183,031	242,480
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$185,790	$236,702

SUPPLEMENTAL DISCLOSURES:
Interest paid	$57,174	$59,523
Income taxes paid	$—	$—
NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$268	$849

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2026	2025
Cash and cash equivalents	$99,500	$107,951
Restricted cash and cash equivalents (1)	86,290	128,751
Total cash and cash equivalents and restricted cash	$185,790	$236,702
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company, or ILPT, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Note 3. Real Estate Investments
As of March 31, 2026, our portfolio was comprised of 409 properties containing approximately 59,604,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 183 properties containing approximately 42,875,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, as well as 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain Industrial REIT LLC, or our consolidated joint venture, or Mountain JV, in which we own a 61% equity interest. As of March 31, 2026, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Capital Expenditures
During the three months ended March 31, 2026 and 2025, amounts capitalized at certain of our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended March 31,
	2026	2025
Tenant improvements (1)	$162	$3
Leasing costs (1)	902	3,222
Building improvements (2)	1,454	734
Total capital expenditures	$2,518	$3,959
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
During the three months ended March 31, 2026 and 2025, net loss attributable to noncontrolling interests in our condensed consolidated financial statements was as follows:

	Three Months Ended March 31,
	2026	2025
Consolidated joint venture	$8,475	$9,672
Tenancy in common	(43)	(35)
Total net loss attributable to noncontrolling interests	$8,432	$9,637
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common made cash distributions to the unrelated third party investor of $150 and $30 during three months ended March 31, 2026 and 2025, respectively.
Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in earnings (losses) of unconsolidated joint venture in our condensed consolidated financial statements.

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
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $22,284 and $19,857 for the three months ended March 31, 2026 and 2025, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not pay obligations under a ground lease or does not renew a ground lease, we may have to pay obligations under the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $3,606 and $3,700, respectively, as of March 31, 2026, and $3,726 and $3,821, respectively, as of December 31, 2025. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Our Hawaii Properties represented 28.0% and 27.7% of our annualized rental revenues as of March 31, 2026 and 2025, respectively.
Tenant Concentration
FedEx Corporation and its subsidiaries, or FedEx, and Amazon.com Services, Inc. and its subsidiaries, or Amazon, represented 27.7% and 7.6% of our annualized rental revenues as of March 31, 2026, respectively, and 28.7% and 6.7% as of March 31, 2025, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of March 31, 2026 and December 31, 2025 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of March 31, 2026
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$490,710
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	968,750
ILPT	17	700,000	4.42%	Fixed	03/09/2032	477,624
Mountain JV (2)	82	1,400,000	6.06%	Floating	03/09/2027	1,735,253
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	172,627
Mountain JV (2)	1	8,248	3.67%	Fixed	05/01/2031	28,320
Mountain JV (2)	1	9,960	4.14%	Fixed	07/01/2032	40,658
Mountain JV (2)	1	23,032	4.02%	Fixed	10/01/2033	79,506
Mountain JV (2)	1	32,318	4.13%	Fixed	11/01/2033	125,723
Mountain JV (2)	1	20,311	3.10%	Fixed	06/01/2035	43,538
Mountain JV (2)	1	33,094	2.95%	Fixed	01/01/2036	92,836
Mountain JV (2)	1	38,399	4.27%	Fixed	11/01/2037	103,672
Mountain JV (2)	1	42,867	3.25%	Fixed	01/01/2038	106,433
Total / weighted average		4,209,229	5.50%			$4,465,650
Unamortized debt issuance costs		(19,798)
Total indebtedness, net		$4,189,431

As of December 31, 2025
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$489,987
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	976,178
ILPT	17	700,000	4.42%	Fixed	03/09/2032	481,374
Mountain JV	82	1,400,000	5.87%	Floating	03/09/2026	1,749,546
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	173,992
Mountain JV	1	8,609	3.67%	Fixed	05/01/2031	28,492
Mountain JV	1	10,302	4.14%	Fixed	07/01/2032	40,975
Mountain JV	1	23,678	4.02%	Fixed	10/01/2033	80,094
Mountain JV	1	33,209	4.13%	Fixed	11/01/2033	126,170
Mountain JV	1	20,784	3.10%	Fixed	06/01/2035	43,871
Mountain JV	1	33,817	2.95%	Fixed	01/01/2036	93,533
Mountain JV	1	39,031	4.27%	Fixed	11/01/2037	104,474
Mountain JV	1	43,606	3.25%	Fixed	01/01/2038	107,217
Total / weighted average		4,214,036	5.43%			$4,495,903
Unamortized debt issuance costs		(20,842)
Total indebtedness, net		$4,193,194
(1)Interest rate reflects the impact of interest rate caps, if any.
(2)In April 2026, our consolidated joint venture priced a $1,620,000 five year, fixed rate, interest only mortgage loan at 5.71%. This mortgage loan is expected to close on or about May 8, 2026 and our consolidated joint venture expects to use the net proceeds to repay these loans in full.

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
Our consolidated joint venture’s $1,400,000 loan, or the Mountain Floating Rate Loan, is secured by 82 properties, matures in March 2027 and requires that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 2.77%. In March 2026, our consolidated joint venture exercised the third of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $3,720 with a SOFR strike rate equal to 3.29%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.10%. Subject to the satisfaction of certain conditions, our consolidated joint venture has the option to prepay the Mountain Floating Rate Loan in full or in part at any time at par with no premium.
In April 2026, our consolidated joint venture priced a $1,620,000 five year, fixed rate, interest only mortgage loan to be secured by 90 of its properties. This mortgage loan is expected to close on or about May 8, 2026 and our consolidated joint venture expects to use the net proceeds from this mortgage loan to repay in full the Mountain Floating Rate Loan and $204,999 of its amortizing fixed rate debt secured by eight properties.
The weighted average interest rates under our floating rate loans for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
ILPT Floating Rate Loan (1)	—%	6.71%
Mountain Floating Rate Loan (2)	5.90%	5.82%
(1)In June 2025, we repaid in full the ILPT Floating Rate Loan using proceeds from our $1,160,000 mortgage loan and cash on hand. Reflects the impact of interest rate caps, which prior to the repayment, had a SOFR strike rate equal to 2.78% which replaced the previous strike rate equal to 2.25% in October 2024.
(2)Reflects the impact of interest rate caps with a current SOFR strike rate equal to 3.29% which replaced the previous strike rate equal to 3.10% in March 2026.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. As of March 31, 2026, we believe that we were in compliance with all of the covenants and other terms under the agreements governing our debt obligations. See Note 10 for further information regarding our current and former interest rate caps.
The required principal payments due during the next five years and thereafter, excluding extension options, under all our outstanding debt as of March 31, 2026 are as follows:

Principal
Payment
2026	$14,692
2027	1,420,224
2028	20,989
2029	671,778
2030	1,273,597
Thereafter	807,949
Total	$4,209,229

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage notes payable, accounts payable and interest rate caps. We remeasure our interest rate caps at fair value on a quarterly basis. As of March 31, 2026 and December 31, 2025, the fair value of our other financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.
Our fixed rate mortgage notes payable had an aggregate carrying value of $2,789,555 and $2,793,219 as of March 31, 2026 and December 31, 2025, respectively, and a fair value of $2,762,661 and $2,784,286 as of March 31, 2026 and December 31, 2025, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs, including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring basis at fair value as of March 31, 2026 and December 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026
Interest rate cap	$6,093	$—	$6,093	$—
Investment in unconsolidated joint venture	$134,436	$—	$—	$134,436

As of December 31, 2025
Interest rate cap	$1,629	$—	$1,629	$—
Investment in unconsolidated joint venture	$132,753	$—	$—	$132,753
The fair values of our interest rate caps are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
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
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of March 31, 2026
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.00%	5.50% - 6.25%	10 - 11 years

As of December 31, 2025
Investment in unconsolidated joint venture	Discounted cash flow	6.50% - 8.00%	5.75% - 6.25%	10 - 11 years

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$132,753	$116,732
Equity in earnings (losses) of unconsolidated joint venture	2,871	(1,042)
Distributions from unconsolidated joint venture	(1,188)	(990)
Ending balance	$134,436	$114,700
Note 7. Shareholders’ Equity
Common Share Awards
On March 18, 2026, in accordance with our Trustee compensation arrangements, we awarded 15,625 of our common shares in connection with the election of one of our Trustees, valued at $6.08 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day.
Common Share Purchases
During the three months ended March 31, 2026, we purchased an aggregate of 2,704 of our common shares, valued at $6.08 per share, from certain former employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Distributions
During the three months ended March 31, 2026, we declared and paid a regular quarterly distribution to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 15, 2026	January 26, 2026	February 19, 2026	$0.05	$3,333
On April 9, 2026, we declared a regular quarterly distribution to common shareholders of record on April 21, 2026 of $0.05 per share, or approximately $3,333. We expect to pay this distribution on or about May 14, 2026 using cash on hand.
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
Business Management Agreement. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three months ended March 31, 2026. The actual amount of incentive management fees incurred for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2026, and will be payable to RMR in January 2027. We incurred an incentive management fee of $5,679 for the year ended December 31, 2025.

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
For the three months ended March 31, 2026 and 2025, the business management fees, incentive management fees, property management fees, construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended March 31,
	Financial Statement Line Item	2026		2025
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$5,792	`	$5,735
Incentive management fees	General and administrative expenses	1,567		967
Total		$7,359		$6,702

Pursuant to property management agreement:
Property management fees	Other operating expenses	$3,349		$3,267
Construction supervision fees	Buildings and improvements (1)	81		30
Total		$3,430		$3,297

Expense reimbursement:
Other expenses	General and administrative expenses	$44		$50
Property level expenses	Other operating expenses	1,534		1,570
Total		$1,578		$1,620
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Yael Duffy, our other Managing Trustee and our President and Chief Executive Officer, is also an executive vice president of RMR Inc. and a managing trustee and president and chief executive officer of Office Properties Income Trust, one of the other public companies managed by RMR. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Ms. Duffy, serve as managing trustees or officers of certain of these public companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. RMR provides management services to each of these joint ventures. See Note 3 for further information regarding our joint ventures.
For further information about these and other such relationships and certain other related person transactions, see our 2025 Annual Report.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the terms of our outstanding interest rate cap agreements as of March 31, 2026 and December 31, 2025:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	March 31, 2026	December 31, 2025
Other assets, net	Mountain Floating Rate Loan	03/15/2026	3.10%	$1,400,000	$—	$1,629
Other assets, net	Mountain Floating Rate Loan	03/15/2027	3.29%	$1,400,000	6,093	—
Total					$6,093	$1,629
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Three Months Ended March 31,
	2026	2025
Amount of gain (loss) recognized on derivatives in other comprehensive income (loss)	$2,682	$(1,759)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	$(1,304)	$(957)
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(61,702)	$(69,813)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2025 Annual Report.
OVERVIEW (dollars in thousands, except per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2026, our portfolio was comprised of 409 properties containing approximately 59,604,000 rentable square feet located in 39 states with 94.6% occupancy, leased to approximately 300 different tenants. As of March 31, 2026, we also owned a 22% equity interest in the unconsolidated joint venture.
We believe consumer expectations, long-term growth of e-commerce and modernization of and demand for supply chain resiliency will keep demand for industrial properties strong for the foreseeable future. This continued demand has contributed to favorable market conditions, resulting in positive mark-to-market rents on our lease renewals and new leases. Currently, there are uncertainties in global and U.S. economic conditions driven by fluctuations in interest rates and inflation, wars and other geopolitical hostilities and tensions and changes in trade policies and tariffs, all of which have impacted financial markets and supply chains. While these factors have not had a significant adverse impact on our results of operations, if continued or if they worsen, they could adversely affect our financial condition primarily through our tenants’ financial stability, including their ability or willingness to renew leases, including at increased rental rates, or satisfy lease obligations. Most of our leases require our tenants to be responsible for certain operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing our exposure to increases in operating expenses resulting from inflation or other factors.
Our portfolio as of March 31, 2026 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	88	33 states	21,833	95.7%	34.1%	5.5
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	86.2%	28.0%	11.9
Mainland Properties	Mountain JV	61%	94	27 states	20,978	100.0%	37.6%	5.7
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	0.3%	3.9
Total / weighted average			409		59,604	94.6%	100.0%	7.4
(1)Based on annualized rental revenues as of March 31, 2026.
Property Operations
Occupancy data for our portfolio as of March 31, 2026 and 2025 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	as of March 31,		as of March 31,
	2026	2025	2026	2025
Total properties	409	411	409	409
Total rentable square feet	59,604	59,890	59,604	59,604
Percent leased (2)	94.6%	94.6%	94.6%	94.8%
(1)Consists of properties that we have owned continuously since January 1, 2025.
(2)Leased square feet is pursuant to existing leases as of March 31, 2026, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.

The average effective rental rates per square foot represents total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three months ended March 31, 2026 and 2025, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended March 31,
	2026	2025
All properties	$8.26	$7.92
Comparable properties (1)	$8.26	$7.93
(1)Consists of properties that we have owned continuously since January 1, 2025.
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
During the three months ended March 31, 2026, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	Three Months Ended March 31, 2026
	New Leases	Renewals	Totals
Square feet leased during the period	135	605	740
Weighted average rental rate change (by rentable square feet)	54.2%	15.5%	25.2%
Weighted average lease term by square feet (years)	15.2	3.5	5.6
Total leasing costs and concession commitments (1)	$617	$961	$1,578
Total leasing costs and concession commitments per square foot (1)	$4.57	$1.59	$2.13
Total leasing costs and concession commitments per square foot per year (1)	$0.30	$0.46	$0.38
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the three months ended March 31, 2026, we completed rent resets for approximately 122,000 square feet of land at our Hawaii Properties at rental rates that were 30.6% higher than prior rental rates.

The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of March 31, 2026:

Annualized
Rental Revenues
Scheduled to Reset
2026	$1,656
2027	814
2028	—
2029	8,394
2030	5,900
Thereafter	5,764
Total	$22,528
As of March 31, 2026, our remaining lease expirations by year were as follows (square feet in thousands):

				Cumulative		% of Total	Cumulative
			% of Total	% of Total	Annualized	Annualized	% of Total
		Leased	Leased	Leased	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2026	20	2,576	4.6%	4.6%	$14,062	3.1%	3.1%
2027	43	5,613	10.0%	14.6%	37,742	8.4%	11.5%
2028	48	5,303	9.4%	24.0%	42,082	9.3%	20.8%
2029	38	6,937	12.3%	36.3%	45,622	10.1%	30.9%
2030	34	5,450	9.7%	46.0%	40,976	9.1%	40.0%
Thereafter	206	30,487	54.0%	100.0%	270,583	60.0%	100.0%
Total	389	56,366	100.0%		$451,067	100.0%

Weighted average remaining lease term (years)		6.7			7.4
(1)Leased square feet is pursuant to existing leases as of March 31, 2026, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of March 31, 2026, FedEx and Amazon leased 22.7% and 8.1% of our total leased square feet, respectively, and represented 27.7% and 7.6% of our total annualized rental revenues, respectively.
As of March 31, 2026, $16,556, or 3.7%, of our annualized rental revenues were included in leases scheduled to expire by March 31, 2027 and 5.4% of our rentable square feet were vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

RESULTS OF OPERATIONS
 Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Three Months Ended				Three Months Ended			Three Months Ended
	March 31,				March 31,			March 31,
			$	%			$			$	%
	2026	2025	Change	Change	2026	2025	Change	2026	2025	Change	Change

Rental income	$116,419	$111,737	$4,682	4.2%	$—	$168	$(168)	$116,419	$111,905	$4,514	4.0%

Operating expenses:
Real estate taxes	16,015	14,116	1,899	13.5%	(1)	38	(39)	16,014	14,154	1,860	13.1%
Other operating expenses	10,055	10,115	(60)	(0.6)%	43	134	(91)	10,098	10,249	(151)	(1.5)%
Total operating expenses	26,070	24,231	1,839	7.6%	42	172	(130)	26,112	24,403	1,709	7.0%

Net operating income (2)	$90,349	$87,506	$2,843	3.2%	$(42)	$(4)	$(38)	90,307	87,502	2,805	3.2%

Other expenses:
Depreciation and amortization								40,801	41,518	(717)	(1.7)%
General and administrative								9,464	8,238	1,226	14.9%
Total other expenses								50,265	49,756	509	1.0%
Interest income								1,044	1,968	(924)	(47.0)%
Interest expense								(61,702)	(69,813)	8,111	(11.6)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(20,616)	(30,099)	9,483	31.5%
Income tax expense								(114)	(28)	(86)	(307.1)%
Equity in earnings (losses) of unconsolidated joint venture								2,871	(1,042)	3,913	375.5%
Net loss								(17,859)	(31,169)	13,310	42.7%
Net loss attributable to noncontrolling interests								8,432	9,637	(1,205)	(12.5)%
Net loss attributable to common shareholders								$(9,427)	$(21,532)	$12,105	56.2%

Weighted average common shares outstanding (basic and diluted)								66,178	65,834	344	0.5%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.14)	$(0.33)	$0.19	57.6%

(1)Consists of properties that we have owned continuously since January 1, 2025.
(2)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Rental income. Rental income increased primarily due to increases from our net leasing activity and increases in real estate tax reimbursements at certain of our properties.
Real estate taxes. Real estate taxes increased primarily due to a refund received during the three months ended March 31, 2025 as a result of a successful real estate tax appeal at one of our Mainland Properties and higher tax rates at certain of our properties during the three months ended March 31, 2026.

Other operating expenses. The decrease in other operating expenses is primarily due to decreases in repairs and maintenance expenses, other professional fees and insurance expenses, partially offset by increases in snow removal expenses at certain of our properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing and the disposition of two properties since April 1, 2025, partially offset by increased depreciation related to improvements made to certain of our properties since April 1, 2025.
General and administrative. The increase in general and administrative expenses is primarily due to increases in accrued incentive management fees, legal costs and trustee share award expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Interest income. The decrease in interest income is primarily due to lower cash balances and lower interest rates during the 2026 period as compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to the repayment of the ILPT Floating Rate Loan in June 2025 and the discontinuation of hedge accounting for the related interest rate cap. As a result, no further amortization of the related interest rate cap was recognized during the 2026 period. Additionally, amortization of interest rate cap costs of our consolidated joint venture decreased during the 2026 period.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in earnings (losses) of unconsolidated joint venture. Equity in earnings (losses) of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.
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

The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(17,859)	$(31,169)
Equity in (earnings) losses of unconsolidated joint venture	(2,871)	1,042
Income tax expense	114	28
Loss before income taxes and equity in earnings of unconsolidated joint venture	(20,616)	(30,099)
Interest expense	61,702	69,813
Interest income	(1,044)	(1,968)
General and administrative	9,464	8,238
Depreciation and amortization	40,801	41,518
NOI	$90,307	$87,502
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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net loss attributable to common shareholders	$(9,427)	$(21,532)
Equity in (earnings) losses of unconsolidated joint venture	(2,871)	1,042
Depreciation and amortization	40,801	41,518
Share of FFO from unconsolidated joint venture	1,849	1,505
FFO adjustments attributable to noncontrolling interests	(9,936)	(10,010)
FFO attributable to common shareholders	20,416	12,523
Incentive management fees (1)	1,567	967
Normalized FFO attributable to common shareholders	$21,983	$13,490

Weighted average common shares outstanding (basic and diluted)	66,178	65,834

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.14)	$(0.33)
FFO attributable to common shareholders	$0.31	$0.19
Normalized FFO attributable to common shareholders	$0.33	$0.20
(1)Incentive management fees are estimated and accrued during the applicable measurement period. Actual incentive management fees are calculated based on common share total return, as defined in our business management agreement, for the three year period ending December 31 of the applicable calendar year, are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss) and are payable to RMR in January of the following calendar year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of March 31, 2026, investment grade rated tenants, subsidiaries of investment grade rated entities or our Hawaii land leases represented 76.9% of our annualized rental revenues and only 3.7% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$183,031	$242,480
Net cash provided by (used in):
Operating activities	15,892	11,371
Investing activities	(4,695)	(11,689)
Financing activities	(8,438)	(5,460)
Total	2,759	(5,778)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$185,790	$236,702

The increase in net cash from operating activities for the three months ended March 31, 2026 compared to the 2025 period is primarily due to higher cash flows and reimbursements from our properties and lower interest expense, excluding the impact of settlement of our interest rate caps. The decrease in net cash used in investing activities for the three months ended March 31, 2026 compared to the 2025 period is primarily due to reduced interest rate cap purchase costs and real estate improvements in 2026. The increase in net cash used in financing activities for the three months ended March 31, 2026 compared to the 2025 period is due to increases in distributions to common shareholders in 2026.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of March 31, 2026, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $99,500. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of any offerings of equity or debt securities to fund our distributions to our shareholders.
As our debt approaches maturity or we desire to reduce our leverage or refinance debt, we may explore refinancing alternatives, property sales or sales of equity interests in joint ventures. Such alternatives may include incurring term debt, obtaining financing secured by mortgages on properties we own, issuing new equity or debt securities or obtaining a revolving credit facility. We may also assume mortgage loans or incur debt in connection with future acquisitions, developments and redevelopments. Although we cannot be sure that we will be successful in completing any particular type of financing, we believe that we will have access to financing, such as debt or equity offerings, to fund capital expenditures, future acquisitions, development, redevelopment and other activities and to pay our obligations.
Capital Expenditures
As of March 31, 2026, committed, but unspent, tenant related obligations based on existing leases were $4,868, of which $3,900 is expected to be spent during the next 12 months.
For further information regarding our capital expenditures, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $1,188 and $990 for the three months ended March 31, 2026 and 2025, respectively.
For further information regarding our consolidated joint venture and the unconsolidated joint venture, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Indebtedness
As of March 31, 2026, we had an aggregate principal amount of $4,209,229 of indebtedness, primarily including: (1) our $1,160,000 mortgage loan; (2) the Mountain Floating Rate Loan; (3) our $700,000 mortgage loan; (4) our $650,000 mortgage loan; (5) our consolidated joint venture’s $91,000 mortgage loan; and (6) $208,229 of our consolidated joint venture’s amortizing mortgage loans, with maturity dates between 2027 and 2038.

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
The Mountain Floating Rate Loan is secured by 82 properties, matures in March 2027 and requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.77%. In March 2026, our consolidated joint venture exercised the third of its three, one-year extension options for the maturity date of this loan. In connection with the exercise of the extension, our consolidated joint venture purchased a one-year interest rate cap for $3,720 with a SOFR strike rate equal to 3.29%, which replaced the previous interest rate cap with a SOFR strike rate equal to 3.10%. The weighted average interest rates under the Mountain Floating Rate Loan were 5.90% and 5.82% for three months ended March 31, 2026 and 2025, respectively, including the impact of our interest rate caps.
In April 2026, our consolidated joint venture priced a $1,620,000 five year, fixed rate, interest only mortgage loan to be secured by 90 of its properties. This mortgage loan is expected to close on or about May 8, 2026 and our consolidated joint venture expects to use the net proceeds from this mortgage loan to repay in full the Mountain Floating Rate Loan and $204,999 of its amortizing fixed rate debt secured by eight properties.
The agreements and related documents governing our $1,160,000 mortgage loan, the Mountain Floating Rate Loan, our $700,000 mortgage loan and our $650,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of March 31, 2026, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness and historical weighted average interest rates of our floating rate loans, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the three months ended March 31, 2026, we declared and paid a regular quarterly distribution to common shareholders totaling $3,333 using cash on hand.
On April 9, 2026, we declared a regular quarterly distribution to common shareholders of record on April 21, 2026 of $0.05 per share, or approximately $3,333. We expect to pay this distribution on or about May 14, 2026 using cash on hand.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2025 Annual Report, our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2025 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2025 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2025.

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
Floating Rate Debt
As of March 31, 2026, our outstanding floating rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest	Maturity	Payments
Debt	Balance	Rate (1)	Expense	Date	Due
Mountain Floating Rate Loan	$1,400,000	6.06%	$86,018	03/09/2027	Monthly
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by the related interest rate cap.
The Mountain Floating Rate Loan requires that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.77%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In conjunction with this borrowing, to hedge our exposure to risks related to changes in SOFR and as required under the loan agreement, our consolidated joint venture purchased an interest rate cap with a current SOFR strike rate equal to 3.29% for the Mountain Floating Rate Loan. In addition, upon refinancing of the Mountain Floating Rate Loan, we are vulnerable to increases in interest rate premiums due to market conditions and our perceived credit risk.
The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2026, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual
	Annual	Outstanding	Expense	Earnings Per
	Interest Rate	Debt	Per Year	Share Impact (1)
At March 31, 2026	6.06%	$1,400,000	$86,018	$(1.30)
One percentage point increase (2)	6.06%	$1,400,000	$86,018	$(1.30)
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2026.
(2)A one percentage point increase in interest rates would not have an impact on annual total interest expense for our floating rate debt because current interest rates exceed the strike rate of the related interest rate cap. However, a one percentage point increase in our annual interest rate of the Mountain Floating Rate Loan debt to 7.06% at March 31, 2026 would result in total floating rate interest expense per year of $100,213 and a decrease in annual earnings per share of $1.51.
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

Fixed Rate Debt
As of March 31, 2026, our outstanding fixed rate debt consisted of the following:

	Number of		Annual	Annual		Interest
	Properties	Principal	Interest	Interest		Payments
Entity	Secured By	Balance	Rate (1)	Expense	Maturity	Due
ILPT	186	$650,000	4.31%	$28,015	02/07/2029	Monthly
ILPT	101	1,160,000	6.40%	74,240	07/09/2030	Monthly
ILPT	17	700,000	4.42%	30,940	03/09/2032	Monthly
Mountain JV	4	91,000	6.25%	5,688	06/10/2030	Monthly
Mountain JV (2)	1	8,248	3.67%	303	05/01/2031	Monthly
Mountain JV (2)	1	9,960	4.14%	412	07/01/2032	Monthly
Mountain JV (2)	1	23,032	4.02%	926	10/01/2033	Monthly
Mountain JV (2)	1	32,318	4.13%	1,335	11/01/2033	Monthly
Mountain JV (2)	1	20,311	3.10%	630	06/01/2035	Monthly
Mountain JV (2)	1	33,094	2.95%	976	01/01/2036	Monthly
Mountain JV (2)	1	38,399	4.27%	1,640	11/01/2037	Monthly
Mountain JV (2)	1	42,867	3.25%	1,393	01/01/2038	Monthly
Total / weighted average		$2,809,229	5.21%	$146,498
(1)The annual interest rate is the rate stated in the applicable contract.
(2)In April 2026, our consolidated joint venture priced a $1,620,000 five year, fixed rate, interest only mortgage loan at 5.71%. This mortgage loan is expected to close on or about May 8, 2026 and expects to use the net proceeds to repay these loans in full.
Our $650,000, $1,160,000, $700,000 and $91,000 mortgage notes require interest only payments until maturity. The remaining fixed rate mortgage notes require amortizing payment of principal and interest until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $27,955.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite reductions in 2025 by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase. Based on the balances outstanding at March 31, 2026 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $108,298.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions; our expectations regarding the demand for industrial properties; our future leasing activity; our leverage levels and possible future financings; our liquidity needs and sources; our capital expenditure plans and commitments; our existing and possible future joint venture arrangements; our redevelopment and construction activities and plans; the closing of our consolidated joint venture’s fixed rate mortgage loan and its expected use of proceeds; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties located in Hawaii,
•Our ability to maintain high occupancy at our properties,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to purchase cost effective interest rate caps,
•Our consolidated joint venture's ability to refinance its debt on the expected terms or timeline,
•Our expected capital expenditures and leasing costs,
•Our ability to maintain sufficient liquidity,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•Demand for industrial and logistics properties,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Our tenant and geographic concentrations,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,

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

PART II. Other Information
Item 1A. Risk Factors
There have been no material changes to our risk factors from those we previously disclosed in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2026:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
March 1, 2026 - March 31, 2026	2,704	$6.08	—	—
Total / weighted average	2,704	$6.08	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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
Dated: April 29, 2026

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 29, 2026