Form 10-Q
period 2026-06-30
Industrial Logistics Properties Trust
filed 2026-07-29
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 27, 2026: 66,745,881.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
June 30, 2026

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Real estate properties:
Land	$1,112,238	$1,112,238
Buildings and improvements	4,072,473	4,067,721
Total real estate properties, gross	5,184,711	5,179,959
Accumulated depreciation	(711,504)	(648,310)
Total real estate properties, net	4,473,207	4,531,649
Investment in unconsolidated joint venture	135,950	132,753
Acquired real estate leases, net	148,388	164,186
Cash and cash equivalents	135,326	94,812
Restricted cash and cash equivalents	46,487	88,219
Rents receivable, including straight line rents of $119,290 and $114,199, respectively	138,960	136,669
Other assets, net	44,520	41,656
Total assets	$5,122,838	$5,189,944

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,183,749	$4,193,194
Accounts payable and other liabilities	78,052	74,571
Assumed real estate lease obligations, net	10,305	11,679
Due to related persons	9,564	9,802
Total liabilities	4,281,670	4,289,246

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 66,762,231 and 66,653,129 shares issued and outstanding, respectively	668	667
Additional paid in capital	1,020,667	1,018,985
Cumulative net deficit	(176,550)	(152,660)
Cumulative other comprehensive loss	—	(836)
Cumulative common distributions	(383,125)	(376,459)
Total equity attributable to common shareholders	461,660	489,697
Noncontrolling interests	379,508	411,001
Total equity	841,168	900,698
Total liabilities and equity	$5,122,838	$5,189,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Rental income	$114,123	$112,097	$230,542	$224,002

Expenses:
Real estate taxes	16,908	15,662	32,922	29,816
Other operating expenses	8,619	8,878	18,717	19,127
Depreciation and amortization	40,766	41,443	81,567	82,961
General and administrative	11,998	9,662	21,462	17,900
Total expenses	78,291	75,645	154,668	149,804

Interest and other income	3,379	2,024	4,423	3,992
Interest expense	(61,112)	(67,914)	(122,814)	(137,727)
Loss on extinguishment of debt	(3,830)	(5,070)	(3,830)	(5,070)
Loss before income taxes and equity in earnings of unconsolidated joint venture	(25,731)	(34,508)	(46,347)	(64,607)
Income tax expense	(59)	(30)	(173)	(58)
Equity in earnings of unconsolidated joint venture	2,702	4,144	5,573	3,102
Net loss	(23,088)	(30,394)	(40,947)	(61,563)
Net loss attributable to noncontrolling interests	8,625	9,084	17,057	18,721
Net loss attributable to common shareholders	(14,463)	(21,310)	(23,890)	(42,842)

Other comprehensive (loss) income:
(Loss) gain on derivatives	(2,616)	1,058	1,370	256
Less: loss (gain) on derivatives attributable to noncontrolling interests	1,020	(346)	(534)	(90)
Other comprehensive (loss) income attributable to common shareholders	(1,596)	712	836	166
Comprehensive loss attributable to common shareholders	$(16,059)	$(20,598)	$(23,054)	$(42,676)

Weighted average common shares outstanding (basic and diluted)	66,224	65,927	66,201	65,881

Net loss per share attributable to common shareholders (basic and diluted)	$(0.22)	$(0.32)	$(0.36)	$(0.65)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional		Other	Cumulative	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common		Noncontrolling		Total
	Shares	Shares	Capital	Net Deficit	Gain (Loss)	Distributions	Shareholders		Interests		Equity

Balance at December 31, 2025	66,653,129	$667	$1,018,985	$(152,660)	$(836)	$(376,459)	$489,697		$411,001		$900,698
Net loss	—	—	—	(9,427)	—	—	(9,427)		(8,432)		(17,859)
Share grants, repurchases and forfeitures	12,921	—	349	—	—	—	349		—		349
Distributions to common shareholders	—	—	—	—	—	(3,333)	(3,333)		—		(3,333)
Other comprehensive gain	—	—	—	—	2,432	—	2,432		1,554		3,986
Distributions to noncontrolling interests	—	—	—	—	—	—	—		(150)		(150)
Balance at March 31, 2026	66,666,050	667	1,019,334	(162,087)	1,596	(379,792)	479,718		403,973		883,691
Net loss	—	—	—	(14,463)	—	—	(14,463)		(8,625)		(23,088)
Share grants, repurchases and forfeitures	96,181	1	1,333	—	—	—	1,334		—		1,334
Distributions to common shareholders	—	—	—	—	—	(3,333)	(3,333)		—		(3,333)
Other comprehensive loss	—	—	—	—	(1,596)	—	(1,596)		(1,020)		(2,616)
Distributions to noncontrolling interests	—	—	—	—	—	—	—		(14,820)		(14,820)
Balance at June 30, 2026	66,762,231	$668	$1,020,667	$(176,550)	$—	$(383,125)	$461,660	$0	$379,508	$0	$841,168

Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019		$447,311		$1,009,330
Net loss	—	—	—	(21,532)	—	—	(21,532)		(9,637)		(31,169)
Share grants, repurchases and forfeitures	(604)	—	245	—	—	—	245		—		245
Distributions to common shareholders	—	—	—	—	—	(661)	(661)		—		(661)
Other comprehensive loss	—	—	—	—	(546)	—	(546)		(256)		(802)
Distributions to noncontrolling interests	—	—	—	—	—	—	—		(30)		(30)
Balance at March 31, 2025	66,143,704	661	1,017,627	(108,005)	(1,611)	(369,147)	539,525		437,388		976,913
Net loss	—	—	—	(21,310)	—	—	(21,310)		(9,084)		(30,394)
Share grants, repurchases and forfeitures	192,295	2	847	—	—	—	849		—		849
Distributions to common shareholders	—	—	—	—	—	(662)	(662)		—		(662)
Other comprehensive loss	—	—	—	—	712	—	712		346		1,058
Balance at June 30, 2025	66,335,999	$663	$1,018,474	$(129,315)	$(899)	$(369,809)	$519,114		$428,650		$947,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,947)	$(61,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,971	63,731
Amortization of interest rate caps	3,624	17,468
Amortization of debt issuance costs, premiums and discounts	2,974	750
Amortization of acquired real estate leases and assumed real estate lease obligations	14,424	16,199
Amortization of deferred leasing costs	2,509	2,112
Straight line rental income	(5,091)	(5,670)
Loss on extinguishment of debt	3,830	5,070
Proceeds from settlement of interest rate caps	(2,932)	(18,841)
General and administrative expenses paid in common shares	1,732	1,124
Distributions of earnings from unconsolidated joint venture	2,376	1,980
Equity in earnings of unconsolidated joint venture	(5,573)	(3,102)
Change in assets and liabilities:
Rents receivable	2,800	3,589
Other assets	(8,818)	7,228
Accounts payable and other liabilities	3,286	(2,128)
Due to related persons	(238)	1,833
Net cash provided by operating activities	37,927	29,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(5,333)	(9,598)
Purchase of interest rate cap	(3,720)	(15,010)
Proceeds from settlement of interest rate caps	2,932	18,841
Proceeds from sale of interest rate cap	4,912	—
Net cash used in investing activities	(1,209)	(5,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	1,620,000	1,160,000
Repayment of mortgage notes payable	(1,616,764)	(1,249,380)
Payment of debt issuance costs	(19,487)	(16,663)
Distributions to common shareholders	(6,666)	(1,323)
Repurchase of common shares	(49)	(32)
Distributions to noncontrolling interests	(14,970)	(30)
Net cash used in financing activities	(37,936)	(107,428)

Decrease in cash and cash equivalents and restricted cash and cash equivalents	(1,218)	(83,415)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	183,031	242,480
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$181,813	$159,065

SUPPLEMENTAL DISCLOSURES:
Interest paid	$117,475	$114,755
Income taxes paid	$—	$—
NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$1,939	$2,455

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2026	2025
Cash and cash equivalents	$135,326	$58,559
Restricted cash and cash equivalents (1)	46,487	100,506
Total cash and cash equivalents and restricted cash	$181,813	$159,065
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Industrial Logistics Properties Trust and its consolidated subsidiaries, or the Company, or ILPT, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Note 2. Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to condensed consolidated financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our condensed consolidated financial statements.
Note 3. Real Estate Investments
As of June 30, 2026, our portfolio was comprised of 409 properties containing approximately 59,609,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 183 properties containing approximately 42,880,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, as well as 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain Industrial REIT LLC, or our consolidated joint venture, or Mountain JV, in which we own a 61% equity interest. As of June 30, 2026, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Capital Expenditures
During the three and six months ended June 30, 2026 and 2025, amounts capitalized at certain of our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tenant improvements (1)	$521	$2,393	$683	$2,396
Leasing costs (1)	10,322	300	11,224	3,522
Building improvements (2)	3,391	2,458	4,845	3,192
Total capital expenditures	$14,234	$5,151	$16,752	$9,110
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
During the three and six months ended June 30, 2026 and 2025, net loss attributable to noncontrolling interests in our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated joint venture	$8,650	$9,067	$17,125	$18,739
Tenancy in common	(25)	17	(68)	(18)
Total net loss attributable to noncontrolling interests	$8,625	$9,084	$17,057	$18,721
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. Our consolidated joint venture made cash distributions of $38,000 during the three and six months ended June 30, 2026, of which $14,820 was distributed to the unrelated third party investor. The remaining $23,180 distributed to us was reclassified from restricted cash and cash equivalents to cash and cash equivalents in our condensed consolidated balance sheets. Our consolidated joint venture did not make any cash distributions to the unrelated third party investor or us during the three or six months ended June 30, 2025.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common did not make any cash distributions to the unrelated third party investor during the three months ended June 30, 2026 and 2025 and made cash distributions of $150 and $30 during the six months ended June 30, 2026 and 2025, respectively.
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
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $21,319 and $20,072 for the three months ended June 30, 2026 and 2025, respectively, and $43,603 and $39,929 for the six months ended June 30, 2026 and 2025, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not pay obligations under a ground lease or does not renew a ground lease, we may have to pay obligations under the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $3,485 and $3,578, respectively, as of June 30, 2026, and $3,726 and $3,821, respectively, as of December 31, 2025. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Our Hawaii Properties represented 28.8% and 27.7% of our annualized rental revenues as of June 30, 2026 and 2025, respectively.
Tenant Concentration
FedEx Corporation and its subsidiaries, or FedEx, and Amazon.com Services, Inc. and its subsidiaries, or Amazon, represented 27.8% and 7.4% of our annualized rental revenues as of June 30, 2026, respectively, and 28.8% and 6.7% as of June 30, 2025, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of June 30, 2026 and December 31, 2025 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of June 30, 2026
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$492,224
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	950,265
ILPT	17	700,000	4.42%	Fixed	03/09/2032	473,773
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	171,261
Mountain JV	90	1,620,000	5.71%	Fixed	05/11/2031	2,338,231
Total / weighted average		4,221,000	5.48%			$4,425,754
Unamortized debt issuance costs		(37,251)
Total indebtedness, net		$4,183,749

As of December 31, 2025
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$489,987
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	976,178
ILPT	17	700,000	4.42%	Fixed	03/09/2032	481,374
Mountain JV	82	1,400,000	5.87%	Floating	03/09/2026	1,749,546
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	173,992
Mountain JV	1	8,609	3.67%	Fixed	05/01/2031	28,492
Mountain JV	1	10,302	4.14%	Fixed	07/01/2032	40,975
Mountain JV	1	23,678	4.02%	Fixed	10/01/2033	80,094
Mountain JV	1	33,209	4.13%	Fixed	11/01/2033	126,170
Mountain JV	1	20,784	3.10%	Fixed	06/01/2035	43,871
Mountain JV	1	33,817	2.95%	Fixed	01/01/2036	93,533
Mountain JV	1	39,031	4.27%	Fixed	11/01/2037	104,474
Mountain JV	1	43,606	3.25%	Fixed	01/01/2038	107,217
Total / weighted average		4,214,036	5.43%			$4,495,903
Unamortized debt issuance costs		(20,842)
Total indebtedness, net		$4,193,194
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In May 2026, our consolidated joint venture obtained a $1,620,000 fixed rate, interest only mortgage loan secured by 90 of its properties. This mortgage loan matures in May 2031 and requires that interest be paid at an annual rate of 5.71%. Subject to a 24 month prepayment lockout period and the satisfaction of certain other conditions, our consolidated joint venture has the option to prepay its $1,620,000 mortgage loan in full or in part with a premium prior to November 2030 and at par with no premium beginning from November 2030. Our consolidated joint venture used the proceeds from this mortgage loan to repay in full its $1,400,000 loan, or the Mountain Floating Rate Loan, and $204,999 of its amortizing fixed rate debt. The Mountain Floating Rate Loan was secured by 82 properties, was scheduled to mature in March 2027 and required that interest be paid at an annual rate of secured overnight financing rate, or SOFR, plus a weighted average premium of 2.77%. The amortizing fixed rate debt repaid was secured by eight properties with a weighted average interest rate of 3.66%. In connection with the repayment of the Mountain Floating Rate Loan and $204,999 of amortizing fixed rate debt, we recognized a $3,830 loss on extinguishment of debt.
The weighted average interest rates under our floating rate loans for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ILPT Floating Rate Loan (1)	—%	6.71%	—%	6.71%
Mountain Floating Rate Loan (2)	6.06%	5.87%	5.99%	5.84%
(1)In June 2025, we repaid in full the ILPT Floating Rate Loan using proceeds from our $1,160,000 mortgage loan and cash on hand. Reflects the impact of interest rate caps which, prior to the repayment, had a SOFR strike rate equal to 2.78% that replaced the previous strike rate equal to 2.25% in October 2024.
(2)In May 2026, our consolidated joint venture repaid in full the Mountain Floating Rate Loan using proceeds from its $1,620,000 mortgage loan. Reflects the impact of interest rate caps which, prior to the repayment, had a SOFR strike rate equal to 3.29% that replaced the previous strike rate equal to 3.10% in March 2026.
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. As of June 30, 2026, we believe that we were in compliance with all of the covenants and other terms under the agreements governing our debt obligations. See Note 10 for further information regarding our former interest rate caps.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of June 30, 2026 are as follows:

Principal
Payment
2026	$—
2027	—
2028	—
2029	650,000
2030	1,251,000
Thereafter	2,320,000
Total	$4,221,000
Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage notes payable, accounts payable and interest rate caps. We remeasure our interest rate caps at fair value on a quarterly basis. As of June 30, 2026 and December 31, 2025, the fair value of our other financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our fixed rate mortgage notes payable had an aggregate carrying value of $4,183,749 and $2,793,219 as of June 30, 2026 and December 31, 2025, respectively, and a fair value of $4,168,551 and $2,784,286 as of June 30, 2026 and December 31, 2025, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs, including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring basis at fair value as of June 30, 2026 and December 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026
Investment in unconsolidated joint venture	$135,950	$—	$—	$135,950

As of December 31, 2025
Interest rate cap	$1,629	$—	$1,629	$—
Investment in unconsolidated joint venture	$132,753	$—	$—	$132,753
The fair values of our interest rate caps are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date. In May 2026, our consolidated joint venture sold its interest rate cap.
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
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of June 30, 2026
Investment in unconsolidated joint venture	Discounted cash flow	6.25% - 8.00%	5.50% - 6.25%	10 - 11 years

As of December 31, 2025
Investment in unconsolidated joint venture	Discounted cash flow	6.50% - 8.00%	5.75% - 6.25%	10 - 11 years
The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$134,436	$114,700	$132,753	$116,732
Equity in earnings of unconsolidated joint venture	2,702	4,144	5,573	3,102
Distributions from unconsolidated joint venture	(1,188)	(990)	(2,376)	(1,980)
Ending balance	$135,950	$117,854	$135,950	$117,854

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
On June 9, 2026, in accordance with our Trustee compensation arrangements, we awarded to each of our eight Trustees 12,514 of our common shares, valued at $8.79 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases
During the three and six months ended June 30, 2026, we purchased an aggregate of 3,931 and 6,635 of our common shares, respectively, valued at a weighted average share price of $8.30 and $7.39, respectively, from one of our Trustees and certain former employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the six months ended June 30, 2026, we declared and paid regular quarterly distributions to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 15, 2026	January 26, 2026	February 19, 2026	$0.05	$3,333
April 9, 2026	April 21, 2026	May 14, 2026	0.05	3,333
			$0.10	$6,666
On July 9, 2026, we declared a regular quarterly distribution to common shareholders of record on July 20, 2026 of $0.10 per share, or approximately $6,675. We expect to pay this distribution on or about August 13, 2026 using cash on hand.
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
Business Management Agreement. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and six months ended June 30, 2026. The actual amount of incentive management fees incurred for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2026, and will be payable to RMR in January 2027. We incurred an incentive management fee of $5,679 for the year ended December 31, 2025.
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

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

For the three and six months ended June 30, 2026 and 2025, the business management fees, incentive management fees, property management fees, construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Line Item	2026	2025	2026	2025
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$6,024	$5,754	$11,816	$11,489
Incentive management fees	General and administrative expenses	2,834	1,311	4,401	2,278
Total		$8,858	$7,065	$16,217	$13,767

Pursuant to property management agreement:
Property management fees	Other operating expenses	$3,371	$3,238	$6,720	$6,505
Construction supervision fees	Buildings and improvements (1)	159	87	240	117
Total		$3,530	$3,325	$6,960	$6,622

Expense reimbursement:
Other expenses	General and administrative expenses	$44	$51	$88	$101
Property level expenses	Other operating expenses	1,498	1,736	3,032	3,306
Total		$1,542	$1,787	$3,120	$3,407
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
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Yael Duffy, our other Managing Trustee and our President and Chief Executive Officer, is also an executive vice president of RMR Inc. and the president and chief executive officer of Office Properties Income Trust, one of the other public companies managed by RMR. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as a trustee of these public companies and as chair of the boards of certain of these public companies. Other officers of RMR, including Ms. Duffy, serve as managing trustees or officers of certain of these public companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
Joint Ventures. We have two separate joint venture arrangements. RMR provides management services to each of these joint ventures. See Notes 3 and 5 for further information regarding our joint ventures, including our consolidated joint venture’s debt.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

For further information about these and other such relationships and certain other related person transactions, see our 2025 Annual Report.
Note 10. Derivatives and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk managed by us using derivative instruments is our interest rate risk. As required under prior loan agreements, we had interest rate cap agreements to manage our interest rate risk exposure on the Mountain Floating Rate Loan and other loans, with interest payable at a rate equal to SOFR plus a premium. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we have only entered into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. None of our counterparties has failed to meet their obligations.
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in cumulative other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our applicable debt.
On May 8, 2026, our consolidated joint venture obtained a $1,620,000 fixed rate mortgage loan and used the proceeds from such loan to repay in full the Mountain Floating Rate Loan and $204,999 of its amortizing fixed rate debt. In connection with the repayment of the Mountain Floating Rate Loan, we discontinued hedge accounting for the related derivative instrument, which had previously been designated as a cash flow hedge of variable interest payments on the Mountain Floating Rate Loan, and we reclassified $1,881 from cumulative other comprehensive loss to interest and other income. On May 11, 2026, our consolidated joint venture sold its interest rate cap for proceeds of $4,912.
The following table summarizes the terms of our outstanding interest rate cap agreements as of June 30, 2026 and December 31, 2025:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	June 30, 2026	December 31, 2025
Other assets, net	Mountain Floating Rate Loan	03/15/2026	3.10%	$1,400,000	$—	$1,629
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount of (loss) gain recognized on derivatives in other comprehensive (loss) income	$(559)	$2,673	$2,123	$914
Amount of gain reclassified from cumulative other comprehensive loss into interest expense	$2,057	$1,615	$753	$658
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income	$(61,112)	$(67,914)	$(122,814)	$(137,727)
See Notes 5 and 6 for further information regarding the debt our interest rate caps related to and the fair value of our interest rate caps.

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
OVERVIEW (dollars in thousands, except per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2026, our portfolio was comprised of 409 properties containing approximately 59,609,000 rentable square feet located in 39 states with 99.1% occupancy, leased to approximately 300 different tenants. As of June 30, 2026, we also owned a 22% equity interest in the unconsolidated joint venture.
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
Our portfolio as of June 30, 2026 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	88	33 states	21,838	98.2%	33.7%	5.5
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	99.3%	28.8%	14.0
Mainland Properties	Mountain JV	61%	94	27 states	20,978	100.0%	37.2%	5.9
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	0.3%	3.7
Total / weighted average			409		59,609	99.1%	100.0%	8.1
(1)Based on annualized rental revenues as of June 30, 2026.
Property Operations
Occupancy data for our portfolio as of June 30, 2026 and 2025 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	as of June 30,		as of June 30,
	2026	2025	2026	2025
Total properties	409	411	409	409
Total rentable square feet	59,609	59,890	59,609	59,604
Percent leased (2)(3)	99.1%	94.3%	99.1%	94.8%
(1)Consists of properties that we have owned continuously since January 1, 2025.
(2)Leased square feet is pursuant to existing leases as of June 30, 2026, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
(3)During the three months ended June 30, 2026, we executed new leases for two previously vacant properties in Indiana and Hawaii totaling 2,770 square feet with commencement dates in May and July 2026, respectively.

The average effective rental rates per square foot represent total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three and six months ended June 30, 2026 and 2025, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
All properties	$8.13	$7.94	$8.24	$7.93
Comparable properties (1)	$8.13	$7.97	$8.24	$7.99
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
During the three and six months ended June 30, 2026, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	Three Months Ended June 30, 2026
	New Leases	Renewals	Totals
Square feet leased during the period	2,979	2,388	5,367
Weighted average rental rate change (by rentable square feet)	74.5%	16.1%	35.3%
Weighted average lease term by square feet (years)	42.3	6.9	26.5
Total leasing costs and concession commitments (1)	$25,110	$7,181	$32,291
Total leasing costs and concession commitments per square foot (1)	$8.43	$3.01	$6.02
Total leasing costs and concession commitments per square foot per year (1)	$0.20	$0.43	$0.23

	Six Months Ended June 30, 2026
	New Leases	Renewals	Totals
Square feet leased during the period	3,114	2,993	6,107
Weighted average rental rate change (by rentable square feet)	71.9%	16.0%	33.7%
Weighted average lease term by square feet (years)	41.1	6.2	24.0
Total leasing costs and concession commitments (1)	$25,727	$8,142	$33,869
Total leasing costs and concession commitments per square foot (1)	$8.26	$2.72	$5.55
Total leasing costs and concession commitments per square foot per year (1)	$0.20	$0.44	$0.23
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the six months ended June 30, 2026, we completed rent resets for approximately 153,000 square feet of land at our Hawaii Properties at rental rates that were 33.7% higher than prior rental rates.

The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of June 30, 2026:

Annualized
Rental Revenues
Scheduled to Reset
2026	$1,656
2027	814
2028	—
2029	8,465
2030	5,900
Thereafter	5,764
Total	$22,599
As of June 30, 2026, our remaining lease expirations by year were as follows (square feet in thousands):

				Cumulative		% of Total	Cumulative
			% of Total	% of Total	Annualized	Annualized	% of Total
		Leased	Leased	Leased	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2026	11	1,007	1.7%	1.7%	$5,024	1.1%	1.1%
2027	41	4,706	8.0%	9.7%	30,469	6.6%	7.7%
2028	47	5,176	8.8%	18.5%	41,300	9.0%	16.7%
2029	37	6,931	11.7%	30.2%	45,518	9.9%	26.6%
2030	34	5,450	9.2%	39.4%	41,076	8.9%	35.5%
Thereafter	218	35,826	60.6%	100.0%	295,930	64.5%	100.0%
Total	388	59,096	100.0%		$459,317	100.0%

Weighted average remaining lease term (years)		8.6			8.1
(1)Leased square feet is pursuant to existing leases as of June 30, 2026, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of June 30, 2026, FedEx and Amazon leased 22.5% and 7.7% of our total leased square feet, respectively, and represented 27.8% and 7.4% of our total annualized rental revenues, respectively.
As of June 30, 2026, $14,211, or 3.1%, of our annualized rental revenues were included in leases scheduled to expire by June 30, 2027 and 0.9% of our rentable square feet were vacant. Rental rates for which available space may be leased in the future will depend on prevailing market conditions when lease extensions, lease renewals or new leases are negotiated. Whenever we extend, renew or enter new leases for our properties, we intend to seek rents that are equal to or higher than our historical rents for the same properties. Despite our prior experience with rent resets, lease extensions and new leases in Hawaii, our ability to increase rents when rents reset, leases are extended or leases expire depends upon market conditions, which are beyond our control. Accordingly, we cannot be sure that the historical increases achieved at our Hawaii Properties will continue in the future.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Three Months Ended				Three Months Ended			Three Months Ended
	June 30,				June 30,			June 30,
			$	%			$			$	%
	2026	2025	Change	Change	2026	2025	Change	2026	2025	Change	Change

Rental income	$114,123	$111,340	$2,783	2.5%	$—	$757	$(757)	$114,123	$112,097	$2,026	1.8%

Operating expenses:
Real estate taxes	16,908	15,630	1,278	8.2%	—	32	(32)	16,908	15,662	1,246	8.0%
Other operating expenses	8,612	8,795	(183)	(2.1)%	7	83	(76)	8,619	8,878	(259)	(2.9)%
Total operating expenses	25,520	24,425	1,095	4.5%	7	115	(108)	25,527	24,540	987	4.0%

Net operating income (2)	$88,603	$86,915	$1,688	1.9%	$(7)	$642	$(649)	88,596	87,557	1,039	1.2%

Other expenses:
Depreciation and amortization								40,766	41,443	(677)	(1.6)%
General and administrative								11,998	9,662	2,336	24.2%
Total other expenses								52,764	51,105	1,659	3.2%
Interest and other income								3,379	2,024	1,355	66.9%
Interest expense								(61,112)	(67,914)	6,802	(10.0)%
Loss on extinguishment of debt								(3,830)	(5,070)	1,240	(24.5)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(25,731)	(34,508)	8,777	25.4%
Income tax expense								(59)	(30)	(29)	96.7%
Equity in earnings of unconsolidated joint venture								2,702	4,144	(1,442)	(34.8)%
Net loss								(23,088)	(30,394)	7,306	24.0%
Net loss attributable to noncontrolling interests								8,625	9,084	(459)	(5.1)%
Net loss attributable to common shareholders								$(14,463)	$(21,310)	$6,847	32.1%

Weighted average common shares outstanding (basic and diluted)								66,224	65,927	297	0.5%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.22)	$(0.32)	$0.10	31.3%
(1)Consists of properties that we have owned continuously since April 1, 2025.
(2)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Rental income. Rental income increased primarily due to increases from our net leasing activity and increases in real estate tax reimbursements at certain of our properties, partially offset by a $2,575 bad debt reserve for six of our Hawaii properties.
Real estate taxes. Real estate taxes increased primarily due to a refund received during the three months ended June 30, 2025 as a result of a successful real estate tax appeal at one of our Mainland Properties and higher tax rates at certain of our properties during the three months ended June 30, 2026.
Other operating expenses. The decrease in other operating expenses is primarily due to decreases in payroll costs reimbursable to RMR during the three months ended June 30, 2026.

Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing and the disposition of two properties since April 1, 2025, partially offset by increased depreciation related to improvements made to certain of our properties since April 1, 2025.
General and administrative. The increase in general and administrative expenses is primarily due to increases in accrued incentive management fees and trustee and RMR employee share award expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Interest and other income. The increase in interest and other income is primarily due to the discontinuation of hedge accounting upon repayment of the Mountain Floating Rate Loan during the three months ended June 30, 2026, partially offset by decreases primarily due to lower average cash balances and lower interest rates during the 2026 period as compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to the discontinuation of hedge accounting for interest rate caps related to the ILPT Floating Rate Loan and the Mountain Floating Rate Loan, resulting in no further amortization of interest rate cap costs and a lower outstanding principal balance compared to the 2025 period.
Loss on extinguishment of debt. During the three months ended June 30, 2026, we recognized a loss on extinguishment of debt in connection with the repayment of the Mountain Floating Rate Loan and $204,999 of amortizing fixed rate debt. During the three months ended June 30, 2025, we recognized a loss on extinguishment of debt in connection with the repayment of the ILPT Floating Rate Loan.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in earnings of unconsolidated joint venture. Equity in earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Six Months Ended				Six Months Ended			Six Months Ended
	June 30,				June 30,			June 30,
			$	%			$			$	%
	2026	2025	Change	Change	2026	2025	Change	2026	2025	Change	Change

Rental income	$230,542	$223,077	$7,465	3.3%	$—	$925	$(925)	$230,542	$224,002	$6,540	2.9%

Operating expenses:
Real estate taxes	32,922	29,746	3,176	10.7%	—	70	(70)	32,922	29,816	3,106	10.4%
Other operating expenses	18,668	18,910	(242)	(1.3)%	49	217	(168)	18,717	19,127	(410)	(2.1)%
Total operating expenses	51,590	48,656	2,934	6.0%	49	287	(238)	51,639	48,943	2,696	5.5%

Net operating income (2)	$178,952	$174,421	$4,531	2.6%	$(49)	$638	$(687)	178,903	175,059	3,844	2.2%

Other expenses:
Depreciation and amortization								81,567	82,961	(1,394)	(1.7)%
General and administrative								21,462	17,900	3,562	19.9%
Total other expenses								103,029	100,861	2,168	2.1%
Interest and other income								4,423	3,992	431	10.8%
Interest expense								(122,814)	(137,727)	14,913	(10.8)%
Loss on extinguishment of debt								(3,830)	(5,070)	1,240	(24.5)%
Loss before income taxes and equity in earnings of unconsolidated joint venture								(46,347)	(64,607)	18,260	28.3%
Income tax expense								(173)	(58)	(115)	198.3%
Equity in earnings of unconsolidated joint venture								5,573	3,102	2,471	79.7%
Net loss								(40,947)	(61,563)	20,616	33.5%
Net loss attributable to noncontrolling interests								17,057	18,721	(1,664)	(8.9)%
Net loss attributable to common shareholders								$(23,890)	$(42,842)	$18,952	44.2%

Weighted average common shares outstanding (basic and diluted)								66,201	65,881	320	0.5%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.36)	$(0.65)	$0.29	44.6%
(1)Consists of properties that we have owned continuously since January 1, 2025.
(2)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Rental income. Rental income increased primarily due to increases from our net leasing activity and increases in real estate tax reimbursements at certain of our properties, partially offset by a $2,575 bad debt reserve for six of our Hawaii properties.
Real estate taxes. Real estate taxes increased primarily due to a refund received during the six months ended June 30, 2025 as a result of a successful real estate tax appeal at one of our Mainland Properties and higher tax rates at certain of our properties during the six months ended June 30, 2026.
Other operating expenses. The decrease in other operating expenses is primarily due to decreases in payroll costs reimbursable to RMR and repairs and maintenance expenses during the six months ended June 30, 2026.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing and the disposition of two properties since January 1, 2025, partially offset by increased depreciation related to improvements made to certain of our properties since January 1, 2025.

General and administrative. The increase in general and administrative expenses is primarily due to increases in accrued incentive management fees, business management fees and trustee and RMR employee share award expenses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Interest and other income. The increase in interest and other income is primarily due to the discontinuation of hedge accounting upon repayment of the Mountain Floating Rate Loan during the six months ended June 30, 2026, partially offset by decreases due to lower average cash balances and lower interest rates during the 2026 period as compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to the discontinuation of hedge accounting for interest rate caps related to the ILPT Floating Rate Loan and the Mountain Floating Rate Loan, resulting in no further amortization of interest rate cap costs and a lower outstanding principal balance compared to the 2025 period.
Loss on extinguishment of debt. During the six months ended June 30, 2026, we recognized a loss on extinguishment of debt in connection with the repayment of the Mountain Floating Rate Loan and $204,999 of amortizing loans. During the six months ended June 30, 2025, we recognized a loss on extinguishment of debt in connection with the repayment of the ILPT Floating Rate Loan.
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

The following table presents the reconciliation of net loss to NOI for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(23,088)	$(30,394)	$(40,947)	$(61,563)
Equity in earnings of unconsolidated joint venture	(2,702)	(4,144)	(5,573)	(3,102)
Income tax expense	59	30	173	58
Loss before income taxes and equity in earnings of unconsolidated joint venture	(25,731)	(34,508)	(46,347)	(64,607)
Loss on extinguishment of debt	3,830	5,070	3,830	5,070
Interest expense	61,112	67,914	122,814	137,727
Interest and other income	(3,379)	(2,024)	(4,423)	(3,992)
General and administrative	11,998	9,662	21,462	17,900
Depreciation and amortization	40,766	41,443	81,567	82,961
NOI	$88,596	$87,557	$178,903	$175,059
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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common shareholders	$(14,463)	$(21,310)	$(23,890)	$(42,842)
Equity in earnings of unconsolidated joint venture	(2,702)	(4,144)	(5,573)	(3,102)
Depreciation and amortization	40,766	41,443	81,567	82,961
Share of FFO from unconsolidated joint venture	1,926	1,475	3,775	2,980
FFO adjustments attributable to noncontrolling interests	(9,890)	(10,037)	(19,826)	(20,047)
FFO attributable to common shareholders	15,637	7,427	36,053	19,950
Incentive management fees (1)	2,834	1,311	4,401	2,278
Loss on extinguishment of debt	3,830	5,070	3,830	5,070
Normalized FFO adjustments attributable to noncontrolling interest	(1,494)	—	(1,494)	—
Normalized FFO attributable to common shareholders	$20,807	$13,808	$42,790	$27,298

Weighted average common shares outstanding (basic and diluted)	66,224	65,927	66,201	65,881

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.22)	$(0.32)	$(0.36)	$(0.65)
FFO attributable to common shareholders	$0.24	$0.11	$0.54	$0.30
Normalized FFO attributable to common shareholders	$0.31	$0.21	$0.65	$0.41
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
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of June 30, 2026, investment grade rated tenants, subsidiaries of investment grade rated entities or our Hawaii land leases represented 78.7% of our annualized rental revenues and only 3.1% of our annualized rental revenues were from leases expiring over the next 12 months. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$183,031	$242,480
Net cash provided by (used in):
Operating activities	37,927	29,780
Investing activities	(1,209)	(5,767)
Financing activities	(37,936)	(107,428)
Total	(1,218)	(83,415)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$181,813	$159,065

The increase in net cash from operating activities for the six months ended June 30, 2026 compared to the 2025 period is primarily due to higher cash flows and reimbursements from our properties and lower interest expense, excluding the impact of settlement of our interest rate caps. The decrease in net cash used in investing activities for the six months ended June 30, 2026 compared to the 2025 period is primarily due to reduced interest rate cap purchase costs, decreased real estate improvements and proceeds from the sale of our consolidated joint venture’s interest rate cap in 2026. These decreases were partially offset by reduced proceeds from the settlement of our interest rate caps. The change in net cash used in financing activities for the six months ended June 30, 2026, is due to proceeds received from our consolidated joint venture’s $1,620,000 fixed rate mortgage loan during the 2026 period compared to the repayment of the ILPT Floating Rate Loan during the 2025 period. Proceeds from the $1,620,000 fixed rate mortgage loan were used to repay the Mountain Floating Rate Loan and $204,999 of our consolidated joint venture’s amortizing debt during the 2026 period. During the 2025 period, our consolidated joint venture used proceeds of $1,160,000 from its fixed rate mortgage loan to repay the ILPT Floating Rate Loan. In addition to these debt transactions during the 2026 and 2025 periods, our distributions to noncontrolling interests and common shareholders increased in 2026.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of June 30, 2026, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $135,326. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of any offerings of equity or debt securities to fund our distributions to our shareholders.
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
Capital Expenditures
As of June 30, 2026, committed, but unspent, tenant related obligations based on existing leases were $12,599, of which $12,115 is expected to be spent during the next 12 months.
For further information regarding our capital expenditures, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. Our consolidated joint venture made cash distributions of $38,000 during the three and six months ended June 30, 2026, of which $14,820 was distributed to the unrelated third party investor. The remaining $23,180 distributed to us was reclassified from restricted cash and cash equivalents to cash and cash equivalents in our condensed consolidated balance sheets.
We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $1,188 and $990 for the three months ended June 30, 2026 and 2025, and $2,376 and $1,980 for the six months ended June 30, 2026 and 2025, respectively.

For further information regarding our consolidated joint venture and the unconsolidated joint venture, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Indebtedness
As of June 30, 2026, we had an aggregate principal amount of $4,221,000 of indebtedness, primarily including: (1) our $1,160,000 mortgage loan; (2) our $700,000 mortgage loan; (3) our $650,000 mortgage loan; and (4) our consolidated joint venture’s $1,711,000 in aggregate mortgage loans, with maturity dates between 2029 and 2032.
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
In May 2026, our consolidated joint venture obtained a $1,620,000 fixed rate, interest only mortgage loan secured by 90 of its properties. This mortgage loan matures in May 2031 and requires that interest be paid at an annual rate of 5.71%. Subject to a 24 month prepayment lockout period and the satisfaction of certain other conditions, our consolidated joint venture has the option to prepay its $1,620,000 mortgage loan in full or in part with a premium prior to November 2030 and at par with no premium beginning from November 2030. Our consolidated joint venture used the proceeds from this mortgage loan to repay in full the Mountain Floating Rate Loan, and $204,999 of its amortizing fixed rate debt. The Mountain Floating Rate Loan was secured by 82 properties, was scheduled to mature in March 2027 and required that interest be paid at an annual rate of SOFR plus a weighted average premium of 2.77%. The amortizing fixed rate debt repaid was secured by eight properties with a weighted average interest rate of 3.66%. In connection with the repayment of the Mountain Floating Rate Loan and $204,999 of amortizing fixed rate debt, we recognized a $3,830 loss on extinguishment of debt.
The agreements and related documents governing our $1,160,000 mortgage loan, our $700,000 mortgage loan, our $650,000 mortgage loan and our consolidated joint venture’s $1,620,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of June 30, 2026, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness and historical weighted average interest rates of our floating rate loans, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the six months ended June 30, 2026, we declared and paid regular quarterly distributions to common shareholders totaling $6,666 using cash on hand.
On July 9, 2026, we declared a regular quarterly distribution to common shareholders of record on July 20, 2026 of $0.10 per share, or approximately $6,675. We expect to pay this distribution on or about August 13, 2026 using cash on hand.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives, including fixed rate debt, and employing derivative instruments, including interest rate caps, to limit our exposure to increasing interest rates. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
As of June 30, 2026, our outstanding fixed rate debt consisted of the following:

	Number of		Annual	Annual		Interest
	Properties	Principal	Interest	Interest		Payments
Entity	Secured By	Balance	Rate (1)	Expense	Maturity	Due
ILPT	186	$650,000	4.31%	$28,015	02/07/2029	Monthly
ILPT	101	1,160,000	6.40%	74,240	07/09/2030	Monthly
ILPT	17	700,000	4.42%	30,940	03/09/2032	Monthly
Mountain JV	4	91,000	6.25%	5,688	06/10/2030	Monthly
Mountain JV	90	1,620,000	5.71%	92,502	05/11/2031	Monthly
Total / weighted average		$4,221,000	5.48%	$231,385
(1)The annual interest rate is the rate stated in the applicable contract.
All of our $4,221,000 mortgage notes require interest only payments until maturity. Because our mortgage notes require interest to be paid at a fixed rate, changes in market interest rates during the terms of these mortgage notes will not affect our interest obligations. If these mortgage notes are refinanced at an interest rate that is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $42,136.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite reductions in 2025 by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase. As our debt obligations bear interest at fixed rates, decreases in market interest rates may result in our contractual interest payments exceeding those that would be required at prevailing market rates, and we would not benefit from any such decrease in market interest rates. Based on the balances outstanding at June 30, 2026 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $163,036.
Floating Rate Debt
In May 2026, our consolidated joint venture repaid in full the Mountain Floating Rate Loan with the proceeds of a new $1,620,000 fixed rate mortgage loan and sold the related interest rate cap. As a result, as of June 30, 2026, we no longer have any floating rate debt outstanding or interest rate caps, and we are no longer exposed to interest rate risk associated with changes in SOFR on floating rate borrowings. As of December 31, 2025, we had $1,400,000 of floating rate debt outstanding.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2026:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
April 1, 2026 - April 30, 2026	579	$5.43	—	$—
June 1, 2026 - June 30, 2026	3,352	8.79	—	—
Total / weighted average	3,931	$8.30	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Trustees and certain former employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

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

10.1
Loan Agreement, dated as of May 8, 2026, among certain subsidiaries of Mountain Industrial REIT LLC, Citi Real Estate Funding Inc., UBS AG New York Branch, Bank of America, N.A., Bank of Montreal, Morgan Stanley Bank, N.A. and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 8, 2026.)

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
Dated: July 29, 2026

By:	/s/ Tiffany R. Sy
Tiffany R. Sy
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: July 29, 2026