Form 10-Q
period 2026-09-30
Industrial Logistics Properties Trust
filed 2026-10-28
CIK 1717307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 26, 2026: 66,982,830.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
FORM 10-Q
September 30, 2026

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Industrial Logistics Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements
INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Real estate properties:
Land	$1,112,238	$1,112,238
Buildings and improvements	4,077,860	4,067,721
Total real estate properties, gross	5,190,098	5,179,959
Accumulated depreciation	(743,360)	(648,310)
Total real estate properties, net	4,446,738	4,531,649
Investment in unconsolidated joint venture	115,758	132,753
Acquired real estate leases, net	141,127	164,186
Cash and cash equivalents	130,657	94,812
Restricted cash and cash equivalents	48,878	88,219
Rents receivable, including straight line rents of $124,507 and $114,199, respectively	145,550	136,669
Other assets, net	56,933	41,656
Total assets	$5,085,641	$5,189,944

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,185,844	$4,193,194
Accounts payable and other liabilities	85,900	74,571
Assumed real estate lease obligations, net	9,670	11,679
Due to related persons	9,377	9,802
Total liabilities	4,290,791	4,289,246

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized; 67,001,208 and 66,653,129 shares issued and outstanding, respectively	670	667
Additional paid in capital	1,020,767	1,018,985
Cumulative net deficit	(206,764)	(152,660)
Cumulative other comprehensive loss	—	(836)
Cumulative common distributions	(389,800)	(376,459)
Total equity attributable to common shareholders	424,873	489,697
Noncontrolling interests	369,977	411,001
Total equity	794,850	900,698
Total liabilities and equity	$5,085,641	$5,189,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Rental income	$116,805	$110,936	$347,347	$334,938

Expenses:
Real estate taxes	16,258	15,205	49,180	45,021
Other operating expenses	8,554	8,781	27,271	27,908
Depreciation and amortization	40,306	41,034	121,873	123,995
General and administrative	10,703	10,586	32,165	28,486
Loss on impairment of real estate	—	6,081	—	6,081
Total expenses	75,821	81,687	230,489	231,491

Interest and other income	1,364	1,585	5,787	5,577
Interest expense	(61,175)	(63,470)	(183,989)	(201,197)
Loss on extinguishment of debt	—	—	(3,830)	(5,070)
Loss before income taxes and equity in (losses) earnings of unconsolidated joint venture	(18,827)	(32,636)	(65,174)	(97,243)
Income tax expense	(9)	(31)	(182)	(89)
Equity in (losses) earnings of unconsolidated joint venture	(19,004)	2,236	(13,431)	5,338
Net loss	(37,840)	(30,431)	(78,787)	(91,994)
Net loss attributable to noncontrolling interests	7,626	8,866	24,683	27,587
Net loss attributable to common shareholders	(30,214)	(21,565)	(54,104)	(64,407)

Other comprehensive income (loss):
(Loss) gain on derivatives	—	(626)	1,370	(370)
Less: loss (gain) on derivatives attributable to noncontrolling interests	—	244	(534)	154
Other comprehensive income (loss) attributable to common shareholders	—	(382)	836	(216)
Comprehensive loss attributable to common shareholders	$(30,214)	$(21,947)	$(53,268)	$(64,623)

Weighted average common shares outstanding (basic and diluted)	66,338	66,089	66,247	65,951

Net loss per share attributable to common shareholders (basic and diluted)	$(0.46)	$(0.33)	$(0.82)	$(0.98)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Cumulative		Total Equity
	Number of		Additional		Other	Cumulative	Attributable to
	Common	Common	Paid In	Cumulative	Comprehensive	Common	Common	Noncontrolling	Total
	Shares	Shares	Capital	Net Deficit	Gain (Loss)	Distributions	Shareholders	Interests	Equity

Balance at December 31, 2025	66,653,129	$667	$1,018,985	$(152,660)	$(836)	$(376,459)	$489,697	$411,001	$900,698
Net loss	—	—	—	(9,427)	—	—	(9,427)	(8,432)	(17,859)
Share grants, repurchases and forfeitures	12,921	—	349	—	—	—	349	—	349
Distributions to common shareholders	—	—	—	—	—	(3,333)	(3,333)	—	(3,333)
Other comprehensive gain	—	—	—	—	2,432	—	2,432	1,554	3,986
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(150)	(150)
Balance at March 31, 2026	66,666,050	667	1,019,334	(162,087)	1,596	(379,792)	479,718	403,973	883,691
Net loss	—	—	—	(14,463)	—	—	(14,463)	(8,625)	(23,088)
Share grants, repurchases and forfeitures	96,181	1	1,333	—	—	—	1,334	—	1,334
Distributions to common shareholders	—	—	—	—	—	(3,333)	(3,333)	—	(3,333)
Other comprehensive loss	—	—	—	—	(1,596)	—	(1,596)	(1,020)	(2,616)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,820)	(14,820)
Balance at June 30, 2026	66,762,231	668	1,020,667	(176,550)	—	(383,125)	461,660	379,508	841,168
Net loss	—	—	—	(30,214)	—	—	(30,214)	(7,626)	(37,840)
Share grants, repurchases and forfeitures	238,977	2	100	—	—	—	102	—	102
Distributions to common shareholders	—	—	—	—	—	(6,675)	(6,675)	—	(6,675)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,905)	(1,905)
Balance at September 30, 2026	67,001,208	$670	$1,020,767	$(206,764)	$—	$(389,800)	$424,873	$369,977	$794,850

Balance at December 31, 2024	66,144,308	$661	$1,017,382	$(86,473)	$(1,065)	$(368,486)	$562,019	$447,311	$1,009,330
Net loss	—	—	—	(21,532)	—	—	(21,532)	(9,637)	(31,169)
Share grants, repurchases and forfeitures	(604)	—	245	—	—	—	245	—	245
Distributions to common shareholders	—	—	—	—	—	(661)	(661)	—	(661)
Other comprehensive loss	—	—	—	—	(546)	—	(546)	(256)	(802)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2025	66,143,704	661	1,017,627	(108,005)	(1,611)	(369,147)	539,525	437,388	976,913
Net loss	—	—	—	(21,310)	—	—	(21,310)	(9,084)	(30,394)
Share grants, repurchases and forfeitures	192,295	2	847	—	—	—	849	—	849
Distributions to common shareholders	—	—	—	—	—	(662)	(662)	—	(662)
Other comprehensive loss	—	—	—	—	712	—	712	346	1,058
Balance at June 30, 2025	66,335,999	663	1,018,474	(129,315)	(899)	(369,809)	519,114	428,650	947,764
Net loss	—	—	—	(21,565)	—	—	(21,565)	(8,866)	(30,431)
Share grants, repurchases and forfeitures	323,236	4	266	—	—	—	270	—	270
Distributions to common shareholders	—	—	—	—	—	(3,317)	(3,317)	—	(3,317)
Other comprehensive loss	—	—	—	—	(382)	—	(382)	(244)	(626)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Balance at September 30, 2025	66,659,235	$667	$1,018,740	$(150,880)	$(1,281)	$(373,126)	$494,120	$419,510	$913,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,787)	$(91,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	95,991	95,488
Amortization of interest rate caps	3,624	26,194
Amortization of debt issuance costs, premiums and discounts	5,069	1,998
Amortization of acquired real estate leases and assumed real estate lease obligations	21,049	24,017
Amortization of deferred leasing costs	3,891	3,093
Straight line rental income	(10,308)	(7,392)
Loss on impairment of real estate	—	6,081
Loss on extinguishment of debt	3,830	5,070
Proceeds from settlement of interest rate caps	(2,932)	(28,336)
General and administrative expenses paid in common shares	2,757	1,798
Distributions of earnings from unconsolidated joint venture	3,564	2,970
Equity in losses (earnings) of unconsolidated joint venture	13,431	(5,338)
Change in assets and liabilities:
Rents receivable	1,427	6,177
Other assets	(22,613)	(5,512)
Accounts payable and other liabilities	11,289	14,219
Due to related persons	(425)	3,961
Net cash provided by operating activities	50,857	52,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(11,038)	(14,682)
Purchase of interest rate cap	(3,720)	(15,010)
Proceeds from settlement of interest rate caps	2,932	28,336
Proceeds from sale of interest rate cap	4,912	—
Net cash used in investing activities	(6,914)	(1,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mortgage notes payable	1,620,000	1,160,000
Repayment of mortgage notes payable	(1,616,764)	(1,254,100)
Payment of debt issuance costs	(19,487)	(16,680)
Distributions to common shareholders	(13,341)	(4,640)
Repurchase of common shares	(972)	(434)
Distributions to noncontrolling interests	(16,875)	(60)
Net cash used in financing activities	(47,439)	(115,914)

Decrease in cash and cash equivalents and restricted cash and cash equivalents	(3,496)	(64,776)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	183,031	242,480
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$179,535	$177,704

SUPPLEMENTAL DISCLOSURES:
Interest paid	$176,555	$177,870
Income taxes paid	$183	$—
NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued not paid	$1,784	$2,734

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2026	2025
Cash and cash equivalents	$130,657	$83,173
Restricted cash and cash equivalents (1)	48,878	94,531
Total cash and cash equivalents and restricted cash	$179,535	$177,704
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
Note 3. Real Estate Investments
As of September 30, 2026, our portfolio was comprised of 409 properties containing approximately 59,609,000 rentable square feet located in 39 states, including 226 buildings, leasable land parcels and easements containing approximately 16,729,000 rentable square feet that were primarily industrial lands located on the island of Oahu, Hawaii, or our Hawaii Properties, and 183 properties containing approximately 42,880,000 rentable square feet that were industrial and logistics properties located in 38 other states, or our Mainland Properties, as well as 94 properties in 27 states totaling approximately 20,978,000 rentable square feet, owned by Mountain Industrial REIT LLC, or our consolidated joint venture, or Mountain JV, in which we own a 61% equity interest. As of September 30, 2026, we also owned a 22% equity interest in The Industrial Fund REIT LLC, or the unconsolidated joint venture.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Capital Expenditures
During the three and nine months ended September 30, 2026 and 2025, amounts capitalized at certain of our properties for tenant improvements, leasing costs and building improvements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Tenant improvements (1)	$1,608	$1,019	$2,291	$3,415
Leasing costs (1)	2,218	1,374	13,442	4,896
Building improvements (2)	3,942	4,344	8,787	7,536
Total capital expenditures	$7,768	$6,737	$24,520	$15,847
(1)Includes capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
During the three and nine months ended September 30, 2026 and 2025, net loss attributable to noncontrolling interests in our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated joint venture	$7,642	$8,878	$24,767	$27,617
Tenancy in common	(16)	(12)	(84)	(30)
Total net loss attributable to noncontrolling interests	$7,626	$8,866	$24,683	$27,587
Consolidated Joint Venture
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. Our consolidated joint venture made cash distributions of $4,500 and $42,500 during the three and nine months ended September 30, 2026, respectively, of which $1,755 and $16,575, respectively, were distributed to the unrelated third party investor. The remaining $2,745 and $25,925, respectively, distributed to us were reclassified from restricted cash and cash equivalents to cash and cash equivalents in our condensed consolidated balance sheets. Our consolidated joint venture did not make any cash distributions to the unrelated third party investor or us during the three or nine months ended September 30, 2025.
Consolidated Tenancy in Common
An unrelated third party owns an approximate 33% tenancy in common interest in one property located in Somerset, New Jersey with approximately 64,000 rentable square feet, and we own the remaining approximate 67% tenancy in common interest in this property. The tenancy in common made cash distributions to the unrelated third party investor of $150 and $30 during the three months ended September 30, 2026 and 2025, respectively, and made cash distributions of $300 and $60 during the nine months ended September 30, 2026 and 2025, respectively.
Unconsolidated Joint Venture
We own a 22% equity interest in the unconsolidated joint venture, which owns 18 industrial properties located in 12 states totaling approximately 11,726,000 rentable square feet. We account for the unconsolidated joint venture as an equity method investment under the fair value option. We recognize changes in the fair value of our investment in the unconsolidated joint venture as equity in (losses) earnings of unconsolidated joint venture in our condensed consolidated statements of comprehensive income (loss).

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
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $20,678 and $19,122 for the three months ended September 30, 2026 and 2025, respectively, and $64,281 and $59,051 for the nine months ended September 30, 2026 and 2025, respectively.
Generally, payments of ground lease obligations are made by our tenants. However, if a tenant does not pay obligations under a ground lease or does not renew a ground lease, we may have to pay obligations under the ground lease in order to protect our investment in the affected property.
Right of Use Assets and Lease Liabilities
We are the lessee for three of our properties subject to ground leases and one office lease. For leases with a term greater than 12 months under which we are the lessee, we recognize right of use assets and lease liabilities. The values of our right of use assets and related lease liabilities were $3,364 and $3,455, respectively, as of September 30, 2026, and $3,726 and $3,821, respectively, as of December 31, 2025. Our right of use assets and related lease liabilities are included in other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
Geographic Concentration
We define annualized rental revenues as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding amortization of deferred leasing costs.
Our Hawaii Properties represented 28.6% and 27.9% of our annualized rental revenues as of September 30, 2026 and 2025, respectively.
Tenant Concentration
FedEx Corporation and its subsidiaries, or FedEx, and Amazon.com Services LLC and its subsidiaries, or Amazon, represented 27.7% and 7.4% of our annualized rental revenues as of September 30, 2026, respectively, and 28.3% and 6.8% as of September 30, 2025, respectively.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Indebtedness
Our outstanding indebtedness as of September 30, 2026 and December 31, 2025 is summarized below:

	Number of
	Properties	Principal	Interest			Carrying Value
Entity	Secured By	Balance	Rate (1)	Type	Maturity	of Collateral
As of September 30, 2026
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$492,500
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	956,787
ILPT	17	700,000	4.42%	Fixed	03/09/2032	470,528
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	169,895
Mountain JV	90	1,620,000	5.71%	Fixed	05/11/2031	2,321,159
Total / weighted average		4,221,000	5.48%			$4,410,869
Unamortized debt issuance costs		(35,156)
Total indebtedness, net		$4,185,844

As of December 31, 2025
ILPT	186	$650,000	4.31%	Fixed	02/07/2029	$489,987
ILPT	101	1,160,000	6.40%	Fixed	07/09/2030	976,178
ILPT	17	700,000	4.42%	Fixed	03/09/2032	481,374
Mountain JV	82	1,400,000	5.87%	Floating	03/09/2026	1,749,546
Mountain JV	4	91,000	6.25%	Fixed	06/10/2030	173,992
Mountain JV	1	8,609	3.67%	Fixed	05/01/2031	28,492
Mountain JV	1	10,302	4.14%	Fixed	07/01/2032	40,975
Mountain JV	1	23,678	4.02%	Fixed	10/01/2033	80,094
Mountain JV	1	33,209	4.13%	Fixed	11/01/2033	126,170
Mountain JV	1	20,784	3.10%	Fixed	06/01/2035	43,871
Mountain JV	1	33,817	2.95%	Fixed	01/01/2036	93,533
Mountain JV	1	39,031	4.27%	Fixed	11/01/2037	104,474
Mountain JV	1	43,606	3.25%	Fixed	01/01/2038	107,217
Total / weighted average		4,214,036	5.43%			$4,495,903
Unamortized debt issuance costs		(20,842)
Total indebtedness, net		$4,193,194
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
The weighted average interest rates under our floating rate loans for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ILPT Floating Rate Loan (1)	—%	—%	—%	6.71%
Mountain Floating Rate Loan (2)	—%	5.87%	5.99%	5.85%
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
The agreements governing certain of our indebtedness contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. As of September 30, 2026, we believe that we were in compliance with all of the covenants and other terms under the agreements governing our debt obligations. See Note 10 for further information regarding our former interest rate caps.
The required principal payments due during the next five years and thereafter under all our outstanding debt as of September 30, 2026 are as follows:

Principal
Payment
2026	$—
2027	—
2028	—
2029	650,000
2030	1,251,000
Thereafter	2,320,000
Total	$4,221,000
Note 6. Fair Value of Assets and Liabilities
Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage notes payable, accounts payable and, prior to their respective terminations, interest rate caps. Until their terminations, we remeasured our interest rate caps at fair value on a quarterly basis. As of September 30, 2026 and December 31, 2025, the fair value of our other financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or floating interest rates, except for our fixed rate mortgage notes payable.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our fixed rate mortgage notes payable had an aggregate carrying value of $4,185,844 and $2,793,219 as of September 30, 2026 and December 31, 2025, respectively, and a fair value of $4,041,295 and $2,784,286 as of September 30, 2026 and December 31, 2025, respectively. We estimate the fair value of our fixed rate mortgage notes payable using significant unobservable inputs, including discounted cash flow analyses and prevailing market interest rates.
The table below presents certain of our assets measured on a recurring basis at fair value as of September 30, 2026 and December 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026
Investment in unconsolidated joint venture	$115,758	$—	$—	$115,758

As of December 31, 2025
Interest rate cap	$1,629	$—	$1,629	$—
Investment in unconsolidated joint venture	$132,753	$—	$—	$132,753
The fair values of our former interest rate caps were based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date. In May 2026, our consolidated joint venture sold its interest rate cap.
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
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are significant unobservable inputs and are shown in the table below:

Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of September 30, 2026
Investment in unconsolidated joint venture	Discounted cash flow	6.75% - 8.50%	6.00% - 6.75%	10 - 11 years

As of December 31, 2025
Investment in unconsolidated joint venture	Discounted cash flow	6.50% - 8.00%	5.75% - 6.25%	10 - 11 years
The table below presents a summary of the changes in fair value for our investment in the unconsolidated joint venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$135,950	$117,854	$132,753	$116,732
Equity in (losses) earnings of unconsolidated joint venture	(19,004)	2,236	(13,431)	5,338
Distributions from unconsolidated joint venture	(1,188)	(990)	(3,564)	(2,970)
Ending balance	$115,758	$119,100	$115,758	$119,100

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
On September 10, 2026, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, under our equity compensation plan an aggregate of 356,049 of our common shares, valued at $7.66 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases
During the three and nine months ended September 30, 2026, we purchased an aggregate of 117,072 and 123,707 of our common shares, respectively, valued at a weighted average share price of $7.89 and $7.86, respectively, from one of our Trustees, our officers and certain other current and former employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the nine months ended September 30, 2026, we declared and paid regular quarterly distributions to common shareholders as follows:

			Distribution	Total
Declaration Date	Record Date	Payment Date	Per Share	Distribution
January 15, 2026	January 26, 2026	February 19, 2026	$0.05	$3,333
April 9, 2026	April 21, 2026	May 14, 2026	0.05	3,333
July 9, 2026	July 20, 2026	August 13, 2026	0.10	6,675
			$0.20	$13,341
On October 8, 2026, we declared a regular quarterly distribution to common shareholders of record on October 19, 2026 of $0.10 per share, or approximately $6,699. We expect to pay this distribution on or about November 12, 2026 using cash on hand.
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
Business Management Agreement. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and nine months ended September 30, 2026. The actual amount of incentive management fees incurred for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2026, and will be payable to RMR in January 2027. We incurred an incentive management fee of $5,679 for the year ended December 31, 2025.

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
For the three and nine months ended September 30, 2026 and 2025, the business management fees, incentive management fees, property management fees, construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Line Item	2026	2025	2026	2025
Pursuant to business management agreement:
Business management fees	General and administrative expenses	$6,154	$5,927	$17,970	$17,416
Incentive management fees	General and administrative expenses	1,885	2,438	6,286	4,716
Total		$8,039	$8,365	$24,256	$22,132

Pursuant to property management agreement:
Property management fees	Other operating expenses	$3,327	$3,250	$10,047	$9,755
Construction supervision fees	Buildings and improvements (1)	208	233	448	350
Total		$3,535	$3,483	$10,495	$10,105

Expense reimbursement:
Other expenses	General and administrative expenses	$44	$51	$132	$152
Property level expenses	Other operating expenses	1,677	1,506	4,709	4,812
Total		$1,721	$1,557	$4,841	$4,964
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
On May 8, 2026, our consolidated joint venture obtained a $1,620,000 fixed rate mortgage loan and used the proceeds from such loan to repay in full the Mountain Floating Rate Loan and $204,999 of its amortizing fixed rate debt. In connection with the repayment of the Mountain Floating Rate Loan, we discontinued hedge accounting for the related derivative instrument, which had previously been designated as a cash flow hedge of variable interest payments on the Mountain Floating Rate Loan, and we reclassified $1,881 from cumulative other comprehensive loss to interest and other income. On May 11, 2026, our consolidated joint venture sold its interest rate cap for proceeds of $4,912. As a result, we are no longer a party to any interest rate cap agreements.

INDUSTRIAL LOGISTICS PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the terms of our former interest rate cap agreements as of September 30, 2026 and December 31, 2025:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value at
Line Item	Instrument	Date	Rate	Amount	September 30, 2026	December 31, 2025
Other assets, net	Mountain Floating Rate Loan	03/15/2026	3.10%	$1,400,000	$—	$1,629
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount of (loss) gain recognized on derivatives in other comprehensive income (loss)	$—	$(44)	$2,123	$870
Amount of gain reclassified from cumulative other comprehensive loss into interest expense	$—	$582	$753	$1,240
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income	$(61,175)	$(63,470)	$(183,989)	$(201,197)
See Notes 5 and 6 for further information regarding the debt our former interest rate caps related to and the fair value of our former interest rate caps.
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
OVERVIEW (dollars in thousands, except per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2026, our portfolio was comprised of 409 properties containing approximately 59,609,000 rentable square feet located in 39 states with 98.3% occupancy, leased to approximately 300 different tenants. As of September 30, 2026, we also owned a 22% equity interest in the unconsolidated joint venture.
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
Our portfolio as of September 30, 2026 is summarized below (square feet in thousands):

							% of	Weighted
					Rentable		Annualized	Average
	Ownership		Number of		Square		Rental	Remaining
	Vehicle	Ownership	Properties	Location	Feet	Occupancy	Revenues	Lease Term (1)
Mainland Properties	ILPT	100%	88	33 states	21,838	96.0%	34.3%	5.7
Hawaii Properties	ILPT	100%	226	Hawaii	16,729	99.3%	28.6%	14.0
Mainland Properties	Mountain JV	61%	94	27 states	20,978	100.0%	36.8%	5.6
Mainland Properties	Tenancy in common	67%	1	New Jersey	64	100.0%	0.3%	3.4
Total / weighted average			409		59,609	98.3%	100.0%	8.1
(1)Based on annualized rental revenues as of September 30, 2026.
Property Operations
Occupancy data for our portfolio as of September 30, 2026 and 2025 were as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	as of September 30,		as of September 30,
	2026	2025	2026	2025
Total properties	409	411	409	409
Total rentable square feet	59,609	59,890	59,609	59,604
Percent leased (2)(3)	98.3%	94.1%	98.3%	94.5%
(1)Consists of properties that we have owned continuously since January 1, 2025.
(2)Leased square feet is pursuant to existing leases as of September 30, 2026, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
(3)During the nine months ended September 30, 2026, we executed new leases for two previously vacant properties in Indiana and Hawaii totaling 2,770 square feet with commencement dates in May and July 2026, respectively.

The average effective rental rates per square foot represent total rental income divided by the average rentable square feet leased during the periods specified for our properties. For the three and nine months ended September 30, 2026 and 2025, the average effective rental rates per square foot of our properties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
All properties	$7.99	$7.88	$8.11	$7.91
Comparable properties (1)	$7.99	$7.89	$8.11	$7.91
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
During the three and nine months ended September 30, 2026, we entered into new and renewal leases as summarized in the following table, excluding the impact of rent resets (square feet in thousands):

	Three Months Ended September 30, 2026
	New Leases	Renewals	Totals
Square feet leased during the period	103	542	645
Weighted average rental rate change (by rentable square feet)	7.5%	214.4%	162.7%
Weighted average lease term by square feet (years)	3.2	20.8	18.0
Total leasing costs and concession commitments (1)	$332	$4,205	$4,537
Total leasing costs and concession commitments per square foot (1)	$3.22	$7.76	$7.04
Total leasing costs and concession commitments per square foot per year (1)	$1.01	$0.37	$0.39

	Nine Months Ended September 30, 2026
	New Leases	Renewals	Totals
Square feet leased during the period	3,217	3,535	6,752
Weighted average rental rate change (by rentable square feet)	68.1%	31.7%	43.0%
Weighted average lease term by square feet (years)	39.9	8.5	23.4
Total leasing costs and concession commitments (1)	$26,059	$12,347	$38,406
Total leasing costs and concession commitments per square foot (1)	$8.10	$3.49	$5.69
Total leasing costs and concession commitments per square foot per year (1)	$0.20	$0.41	$0.24
(1)Includes commitments made for leasing expenditures and concessions, such as leasing commissions, tenant improvements or other tenant inducements.
During the nine months ended September 30, 2026, we completed rent resets for approximately 153,000 square feet of land at our Hawaii Properties at rental rates that were 33.7% higher than prior rental rates.

The following table provides the annualized rental revenues scheduled to reset at our Hawaii Properties as of September 30, 2026:

Annualized
Rental Revenues
Scheduled to Reset
2026	$1,659
2027	815
2028	—
2029	8,405
2030	5,904
Thereafter	5,701
Total	$22,484
As of September 30, 2026, our remaining lease expirations by year were as follows (square feet in thousands):

				Cumulative		% of Total	Cumulative
			% of Total	% of Total	Annualized	Annualized	% of Total
		Leased	Leased	Leased	Rental	Rental	Annualized
	No. of	Square Feet	Square Feet	Square Feet	Revenues	Revenues	Rental Revenues
Year	Leases	Expiring (1)	Expiring (1)	Expiring (1)	Expiring	Expiring	Expiring
2026	7	208	0.4%	0.4%	$1,903	0.4%	0.4%
2027	39	4,383	7.5%	7.9%	28,752	6.2%	6.6%
2028	47	5,176	8.8%	16.7%	41,297	8.9%	15.5%
2029	38	7,033	12.0%	28.7%	46,024	9.9%	25.4%
2030	33	5,449	9.3%	38.0%	41,168	8.8%	34.2%
Thereafter	223	36,368	62.0%	100.0%	306,187	65.8%	100.0%
Total	387	58,617	100.0%		$465,331	100.0%

Weighted average remaining lease term (years)		8.6			8.1
(1)Leased square feet is pursuant to existing leases as of September 30, 2026, and includes space being fitted out for occupancy, if any, and space which is leased but is not occupied, if any.
As of September 30, 2026, FedEx and Amazon leased 22.7% and 7.8% of our total leased square feet, respectively, and represented 27.7% and 7.4% of our total annualized rental revenues, respectively.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Three Months Ended				Three Months Ended			Three Months Ended
	September 30,				September 30,			September 30,
			$	%			$			$	%
	2026	2025	Change	Change	2026	2025	Change	2026	2025	Change	Change

Rental income	$116,805	$110,934	$5,871	5.3%	$—	$2	$(2)	$116,805	$110,936	$5,869	5.3%

Operating expenses:
Real estate taxes	16,258	15,164	1,094	7.2%	—	41	(41)	16,258	15,205	1,053	6.9%
Other operating expenses	8,554	8,699	(145)	(1.7)%	—	82	(82)	8,554	8,781	(227)	(2.6)%
Total operating expenses	24,812	23,863	949	4.0%	—	123	(123)	24,812	23,986	826	3.4%

Net operating income (2)	$91,993	$87,071	$4,922	5.7%	$—	$(121)	$121	91,993	86,950	5,043	5.8%

Other expenses:
Depreciation and amortization								40,306	41,034	(728)	(1.8)%
General and administrative								10,703	10,586	117	1.1%
Loss on impairment of real estate								—	6,081	(6,081)	(100.0)%
Total other expenses								51,009	57,701	(6,692)	(11.6)%
Interest and other income								1,364	1,585	(221)	(13.9)%
Interest expense								(61,175)	(63,470)	2,295	(3.6)%
Loss before income taxes and equity in (losses) earnings of unconsolidated joint venture								(18,827)	(32,636)	13,809	42.3%
Income tax expense								(9)	(31)	22	(71.0)%
Equity in (losses) earnings of unconsolidated joint venture								(19,004)	2,236	(21,240)	n/m
Net loss								(37,840)	(30,431)	(7,409)	(24.3)%
Net loss attributable to noncontrolling interests								7,626	8,866	(1,240)	(14.0)%
Net loss attributable to common shareholders								$(30,214)	$(21,565)	$(8,649)	(40.1)%

Weighted average common shares outstanding (basic and diluted)								66,338	66,089	249	0.4%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.46)	$(0.33)	$(0.13)	(39.4)%
n/m - not meaningful
(1)Consists of properties that we have owned continuously since July 1, 2025.
(2)See our definition of net operating income, or NOI, and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Rental income. Rental income increased primarily due to increases from our net leasing activity primarily from new leases entered into for two previously vacant properties in Hawaii and Indiana, which generated rental income of $2,947 during the three months ended September 30, 2026, and increases in real estate tax reimbursements at certain of our properties.
Real estate taxes. Real estate taxes increased primarily due to higher assessed values at certain of our properties during the three months ended September 30, 2026.

Other operating expenses. The decrease in other operating expenses is primarily due to a decrease in insurance expense as a result of lower property insurance premiums during the three months ended September 30, 2026.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing and the disposition of two properties since July 1, 2025, partially offset by increased depreciation related to improvements made to certain of our properties since July 1, 2025.
General and administrative. The increase in general and administrative expenses is primarily due to RMR employee share award expenses and higher business management fees as a result of an increase in our average common share price during the 2026 period. These increases were partially offset by $1,885 of estimated incentive management fees that we accrued during the three months ended September 30, 2026, compared to $2,438 during the three months ended September 30, 2025. These incentive management fees were accrued based on our common share total return exceeding the return for the MSCI U.S. REIT/Industrial REIT Index for the applicable measurement period.
Loss on impairment of real estate. The decrease in loss on impairment of real estate is due to having no loss on impairment to report during the 2026 period compared to a loss on impairment of real estate of $6,081 recognized in the 2025 period to reduce the carrying value of one held for sale property to its fair value less estimated costs to sell.
Interest and other income. The decrease in interest and other income is primarily due to lower average cash balances, partially offset by higher interest rates during the 2026 period as compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to the discontinuation of hedge accounting for interest rate caps related to the Mountain Floating Rate Loan, resulting in no further amortization of interest rate cap costs.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in (losses) earnings of unconsolidated joint venture. Equity in (losses) earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture. The change was primarily due to a decrease in the estimated fair value of the underlying real estate owned by our unconsolidated joint venture as a result of higher discount rates and exit capitalization rates driven by increases in interest rates.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025 (dollars and share amounts in thousands, except per share data)

	Comparable (1)				Non-Comparable
	Properties Results				Properties Results			Consolidated Properties Results
	Nine Months Ended				Nine Months Ended			Nine Months Ended
	September 30,				September 30,			September 30,
			$	%			$			$	%
	2026	2025	Change	Change	2026	2025	Change	2026	2025	Change	Change

Rental income	$347,347	$334,012	$13,335	4.0%	$—	$926	$(926)	$347,347	$334,938	$12,409	3.7%

Operating expenses:
Real estate taxes	49,180	44,911	4,269	9.5%	—	110	(110)	49,180	45,021	4,159	9.2%
Other operating expenses	27,221	27,609	(388)	(1.4)%	50	299	(249)	27,271	27,908	(637)	(2.3)%
Total operating expenses	76,401	72,520	3,881	5.4%	50	409	(359)	76,451	72,929	3,522	4.8%

Net operating income (2)	$270,946	$261,492	$9,454	3.6%	$(50)	$517	$(567)	270,896	262,009	8,887	3.4%

Other expenses:
Depreciation and amortization								121,873	123,995	(2,122)	(1.7)%
General and administrative								32,165	28,486	3,679	12.9%
Loss on impairment of real estate								—	6,081	(6,081)	(100.0)%
Total other expenses								154,038	158,562	(4,524)	(2.9)%
Interest and other income								5,787	5,577	210	3.8%
Interest expense								(183,989)	(201,197)	17,208	(8.6)%
Loss on extinguishment of debt								(3,830)	(5,070)	1,240	(24.5)%
Loss before income taxes and equity in (losses) earnings of unconsolidated joint venture								(65,174)	(97,243)	32,069	33.0%
Income tax expense								(182)	(89)	(93)	104.5%
Equity in (losses) earnings of unconsolidated joint venture								(13,431)	5,338	(18,769)	(351.6)%
Net loss								(78,787)	(91,994)	13,207	14.4%
Net loss attributable to noncontrolling interests								24,683	27,587	(2,904)	(10.5)%
Net loss attributable to common shareholders								$(54,104)	$(64,407)	$10,303	16.0%

Weighted average common shares outstanding (basic and diluted)								66,247	65,951	296	0.4%

Net loss per share attributable to common shareholders (basic and diluted)								$(0.82)	$(0.98)	$0.16	16.3%
(1)Consists of properties that we have owned continuously since January 1, 2025.
(2)See our definition of NOI and our reconciliation of net loss to NOI below under the heading “Non-GAAP Financial Measures”.
References to changes in the income and expense categories below relate to the comparison of results for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Rental income. Rental income increased primarily due to increases from our net leasing activity primarily from new leases entered into for two previously vacant properties in Hawaii and Indiana, which generated rental income of $3,602 during the nine months ended September 30, 2026, and increases in real estate tax reimbursements at certain of our properties, partially offset by $3,765 of bad debt reserve related to certain of our Hawaii properties.
Real estate taxes. Real estate taxes increased primarily due to a refund received during the nine months ended September 30, 2025 as a result of a successful real estate tax appeal at one of our Mainland Properties and higher assessed values at certain of our properties during the nine months ended September 30, 2026.

Other operating expenses. The decrease in other operating expenses is primarily due to decreases in repairs and maintenance and insurance expenses as a result of lower property insurance premiums during the nine months ended September 30, 2026.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects the impact of certain acquired real estate leases fully amortizing and the disposition of two properties since January 1, 2025, partially offset by increased depreciation related to improvements made to certain of our properties since January 1, 2025.

General and administrative. The increase in general and administrative expenses is primarily due to $6,286 of estimated incentive management fees that we accrued during the nine months ended September 30, 2026, compared to $4,716 during the nine months ended September 30, 2025. General and administrative expenses also increased due to RMR employee share award expenses and higher business management fees as a result of an increase in average share price during the 2026 period.
Loss on impairment of real estate. The decrease in loss on impairment of real estate is due to having no loss on impairment to report during the 2026 period compared to a loss on impairment of real estate of $6,081 recognized in the 2025 period to reduce the carrying value of one held for sale property to its fair value less estimated costs to sell.
Interest and other income. The increase in interest and other income is primarily due to the discontinuation of hedge accounting upon repayment of the Mountain Floating Rate Loan during the nine months ended September 30, 2026, partially offset by decreases due to lower average cash balances.
Interest expense. The decrease in interest expense is primarily due to the discontinuation of hedge accounting for interest rate caps related to the ILPT Floating Rate Loan and the Mountain Floating Rate Loan, resulting in no further amortization of interest rate cap costs.
Loss on extinguishment of debt. During the nine months ended September 30, 2026, we recognized a loss on extinguishment of debt in connection with the repayment of the Mountain Floating Rate Loan and $204,999 of amortizing loans. During the nine months ended September 30, 2025, we recognized a loss on extinguishment of debt in connection with the repayment of the ILPT Floating Rate Loan.
Income tax expense. Income tax expense reflects state income taxes payable in certain jurisdictions.
Equity in (losses) earnings of unconsolidated joint venture. Equity in (losses) earnings of unconsolidated joint venture represents the change in the fair value of our investment in the unconsolidated joint venture. The change was primarily due to a decrease in the estimated fair value of the underlying real estate owned by our unconsolidated joint venture as a result of higher discount rates and exit capitalization rates driven by increases in interest rates.
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

The following table presents the reconciliation of net loss to NOI for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(37,840)	$(30,431)	$(78,787)	$(91,994)
Equity in losses (earnings) of unconsolidated joint venture	19,004	(2,236)	13,431	(5,338)
Income tax expense	9	31	182	89
Loss before income taxes and equity in (losses) earnings of unconsolidated joint venture	(18,827)	(32,636)	(65,174)	(97,243)
Loss on extinguishment of debt	—	—	3,830	5,070
Interest expense	61,175	63,470	183,989	201,197
Interest and other income	(1,364)	(1,585)	(5,787)	(5,577)
Loss on impairment of real estate	—	6,081	—	6,081
General and administrative	10,703	10,586	32,165	28,486
Depreciation and amortization	40,306	41,034	121,873	123,995
NOI	$91,993	$86,950	$270,896	$262,009
Funds From Operations Attributable to Common Shareholders and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is: (1) net loss attributable to common shareholders calculated in accordance with GAAP, excluding (i) any recovery or loss on impairment of real estate, (ii) any gain or loss on sale of real estate and (iii) equity in earnings or losses of unconsolidated joint venture; (2) plus (i) real estate depreciation and amortization and (ii) our proportionate share of FFO from unconsolidated joint venture properties; (3) minus FFO adjustments attributable to noncontrolling interests; and (4) certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for certain nonrecurring items shown below, including adjustments for such items related to the unconsolidated joint venture, if any, and loss on extinguishment of debt, if any.
Beginning with the three and nine months ended September 30, 2026, we revised our calculation of Normalized FFO attributable to common shareholders to include estimated incentive management fees in the periods in which they are recognized as expense in accordance with GAAP. Previously, our calculation excluded incentive management fees. Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2025 has been recast to conform to the current presentation. This revision has no effect on our condensed consolidated financial statements.
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

The following table presents our calculation of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and reconciliations of net loss attributable to common shareholders to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common shareholders	$(30,214)	$(21,565)	$(54,104)	$(64,407)
Equity in losses (earnings) of unconsolidated joint venture	19,004	(2,236)	13,431	(5,338)
Loss on impairment of real estate	—	6,081	—	6,081
Depreciation and amortization	40,306	41,034	121,873	123,995
Share of FFO from unconsolidated joint venture	1,988	1,623	5,763	4,603
FFO adjustments attributable to noncontrolling interests	(9,805)	(9,990)	(29,631)	(30,037)
FFO attributable to common shareholders	21,279	14,947	57,332	34,897
Loss on extinguishment of debt	—	—	3,830	5,070
Normalized FFO adjustments attributable to noncontrolling interest	—	—	(1,494)	—
Normalized FFO attributable to common shareholders (1)	$21,279	$14,947	$59,668	$39,967

Weighted average common shares outstanding (basic and diluted)	66,338	66,089	66,247	65,951

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.46)	$(0.33)	$(0.82)	$(0.98)
FFO attributable to common shareholders	$0.32	$0.23	$0.87	$0.53
Normalized FFO attributable to common shareholders	$0.32	$0.23	$0.90	$0.61
(1)Normalized FFO attributable to common shareholders includes estimated incentive management fees accrued of $1,885 and $2,438 for the three months ended September 30, 2026 and 2025, respectively, and $6,286 and $4,716 for the nine months ended September 30, 2026 and 2025, respectively. The impact of estimated incentive management fees accrued on Normalized FFO attributable to common shareholders was $0.03 and $0.04 for the three months ended September 30, 2026 and 2025, respectively, and $0.09 and $0.07 for the nine months ended September 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share and per square foot data)
Our principal sources of funds to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders are rents from tenants at our properties. As of September 30, 2026, investment grade rated tenants, subsidiaries of investment grade rated entities or our Hawaii land leases represented 78.9% of our annualized rental revenues. We believe that these sources of funds will be sufficient to meet our operating and capital obligations, pay our debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	$183,031	$242,480
Net cash provided by (used in):
Operating activities	50,857	52,494
Investing activities	(6,914)	(1,356)
Financing activities	(47,439)	(115,914)
Total	(3,496)	(64,776)
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$179,535	$177,704

The decrease in net cash from operating activities for the nine months ended September 30, 2026 compared to the 2025 period is primarily due to higher lease commissions paid and other working capital changes, partially offset by lower cash paid for interest, excluding the impact of settlement of our interest rate caps. The increase in net cash used in investing activities for the nine months ended September 30, 2026 compared to the 2025 period is primarily due to lower proceeds from the settlement of our interest rate caps, partially offset by reduced interest rate cap purchase costs, proceeds from the sale of our consolidated joint venture’s interest rate cap and a decrease in real estate improvements. The decrease in net cash used in financing activities for the nine months ended September 30, 2026, is primarily due to proceeds received from our consolidated joint venture’s $1,620,000 fixed rate mortgage loan during the 2026 period compared to the repayment of the ILPT Floating Rate Loan during the 2025 period. Proceeds from the $1,620,000 fixed rate mortgage loan were used to repay the Mountain Floating Rate Loan and $204,999 of our consolidated joint venture’s amortizing debt during the 2026 period. During the 2025 period, we used proceeds of $1,160,000 from our fixed rate mortgage loan to repay the ILPT Floating Rate Loan. In addition to these debt transactions during the 2026 and 2025 periods, our distributions to noncontrolling interests and common shareholders increased in 2026.
Our Operating Liquidity and Resources
Our future cash flows from operating activities will depend primarily upon our ability to:
•collect rents from our tenants when due;
•maintain the occupancy of, and maintain or increase the rental rates at, our properties; and
•control operating cost increases, including interest and other financing costs.
Our Investing and Financing Liquidity and Resources
As of September 30, 2026, we had cash and cash equivalents, excluding restricted cash and cash equivalents, of $130,657. To maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required to distribute at least 90% of our REIT taxable income annually, subject to specified adjustments and excluding any net capital gain. This distribution requirement limits our ability to retain earnings and thereby provide capital for our operations or acquisitions. We may use our cash and cash equivalents on hand, the cash flow from our operations, net proceeds from any sales of assets and net proceeds of any offerings of equity or debt securities to fund our distributions to our shareholders.
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
Capital Expenditures
As of September 30, 2026, committed, but unspent, tenant related obligations based on existing leases were $9,918, of which $9,019 is expected to be spent during the next 12 months. We may invest additional capital in our properties, including redevelopment projects, with the goal of increasing rents at those properties.
For further information regarding our capital expenditures, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Joint Ventures
We own a 61% equity interest in our consolidated joint venture. We control this consolidated joint venture and therefore account for the properties owned by this joint venture on a consolidated basis in our condensed consolidated financial statements. Our consolidated joint venture made cash distributions of $4,500 and $42,500 during the three and nine months ended September 30, 2026, respectively, of which $1,755 and $16,575, respectively, were distributed to the unrelated third party investor. The remaining $2,745 and $25,925, respectively, distributed to us was reclassified from restricted cash and cash equivalents to cash and cash equivalents in our condensed consolidated balance sheets.

We also own a 22% equity interest in the unconsolidated joint venture. We account for the unconsolidated joint venture using the equity method of accounting under the fair value option. The unconsolidated joint venture made aggregate cash distributions to us of $1,188 and $990 for the three months ended September 30, 2026 and 2025, and $3,564 and $2,970 for the nine months ended September 30, 2026 and 2025, respectively.
For further information regarding our consolidated joint venture and the unconsolidated joint venture, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Indebtedness
As of September 30, 2026, we had an aggregate principal amount of $4,221,000 of indebtedness with maturity dates between 2029 and 2032, primarily including: (1) our $1,160,000 mortgage loan; (2) our $700,000 mortgage loan; (3) our $650,000 mortgage loan; and (4) our consolidated joint venture’s $1,711,000 in aggregate mortgage loans. All of our debt has fixed interest rates and does not require payment of principal until maturity.
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
The agreements and related documents governing our $1,160,000 mortgage loan, our $700,000 mortgage loan, our $650,000 mortgage loan and our consolidated joint venture’s $1,620,000 mortgage loan contain customary covenants, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and, in the case of the $650,000 mortgage loan, also require us to maintain a minimum consolidated net worth of at least $250,000 and liquidity of at least $15,000. As of September 30, 2026, we believe that we were in compliance with all of the covenants and other terms under the agreements governing these loans.
For further information regarding our indebtedness and historical weighted average interest rates of our floating rate loans, see Notes 5 and 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Distributions
During the nine months ended September 30, 2026, we declared and paid regular quarterly distributions to common shareholders totaling $13,341 using cash on hand.
On October 8, 2026, we declared a regular quarterly distribution to common shareholders of record on October 19, 2026 of $0.10 per share, or approximately $6,699. We expect to pay this distribution on or about November 12, 2026 using cash on hand.
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
As of September 30, 2026, our outstanding fixed rate debt consisted of the following:

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
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates have continued to remain elevated despite reductions in 2025, and the U.S. Federal Reserve raised interest rates in September 2026. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase. As our debt obligations bear interest at fixed rates, decreases in market interest rates may result in our contractual interest payments exceeding those that would be required at prevailing market rates, and we would not benefit from any such decrease in market interest rates. Based on the balances outstanding at September 30, 2026 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in the interest rates would change the fair value of these obligations by approximately $149,402.
Floating Rate Debt
In May 2026, our consolidated joint venture repaid in full the Mountain Floating Rate Loan with the proceeds of a new $1,620,000 fixed rate mortgage loan and sold the related interest rate cap. As a result, as of September 30, 2026, we no longer have any floating rate debt outstanding or interest rate caps, and we are no longer exposed to interest rate risk associated with changes in SOFR on floating rate borrowings. As of December 31, 2025, we had $1,400,000 of floating rate debt outstanding.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as the terms of our existing leases,
•Our ability to successfully compete for tenancies, the likelihood that the rents we realize will increase when we renew or extend our leases, enter new leases, or our rents reset at our properties located in Hawaii,
•Our ability to maintain high occupancy at our properties,
•Our ability to reduce our leverage, generate cash flow and take advantage of mark-to-market leasing opportunities,
•Our ability to pay interest on and principal of our debt,
•Our expected capital expenditures and leasing costs,
•Risks and uncertainties regarding any potential redevelopments and our ability to increase rents as a result of such redevelopments,
•Our ability to maintain sufficient liquidity,
•Our ability to cost-effectively raise and balance our use of debt or equity capital,
•Our ability and the ability of our tenants to operate under unfavorable market and commercial real estate industry conditions, due to uncertainties surrounding interest rates and inflation, volatility in the public equity and debt markets, changing tariffs and trade policies and related uncertainty, supply chain disruptions, emerging technologies, geopolitical instability and tensions, pandemics, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•Demand for industrial and logistics properties,
•Whether the industrial and logistics sector and the extent to which our tenants’ businesses are critical to sustaining a resilient supply chain and that our business will benefit as a result,
•Competition within the commercial real estate industry, particularly for industrial and logistics properties in those markets in which our properties are located,
•Our tenant and geographic concentrations,
•Our tenants’ ability and willingness to pay their rent obligations to us,
•The credit qualities of our tenants,
•Changes in the security of cash flows from our properties,
•Potential defaults of our leases by our tenants,

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2026:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
July 1, 2026 - July 31, 2026	16,350	$9.00	—	$—
September 1, 2026 - September 30, 2026	100,722	7.71	—	—
Total / weighted average	117,072	$7.89	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

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

INDUSTRIAL LOGISTICS PROPERTIES TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Executive Officer
Dated: October 28, 2026

By:	/s/ Anthony Paula
Anthony Paula
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: October 28, 2026